Form 10QSB
period 2000-09-30
MVD INC
filed 2000-11-14
CIK 318622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

Commission File Number: _____________

                                    MVD, Inc.
        (Exact name of small business issuer as specified in its charter)

Delaware                                                              94-3357128
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

             660 Dover Street, Suite A16, Boca Raton, Florida, 33487
                    (Address of principal executive offices)

                                 (561) 443-4654
                           (Issuer's Telephone Number)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 13, 2000, there were 2,500,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements



                                    MVD, INC.
                          (A Development Stage Company)

                     REVIEW REPORT AND FINANCIAL STATEMENTS

                FOR THE PERIOD MARCH 14, 2000 (INCEPTION) THROUGH

                               SEPTEMBER 30, 2000

                                    MVD, INC.
                          (a development stage company)

                                 BALANCE SHEETS




                                     ASSETS

                                                       September 30, 2000   June 30, 2000
                                                          (Unaudited)         (Audited)
                                                       -----------------    ---------------
Cash and cash equivalents (Note 1)                         $    880            $    920

Prepaid Expenses                                              5,000                  --
                                                           --------            --------

       Total assets                                        $  5,880            $    920
                                                           ========            ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
    Accrued expenses                                       $  2,100            $  1,265
    Advance from stockholder (Note 2)                        10,000              10,000
                                                           --------            --------

                                                             12,100              11,265
                                                           --------            --------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' DEFICIT(Note 4)
    Preferred stock
       $0.001 par value
       5,000,000 shares authorized
       No shares issued and outstanding                          --                  --
    Common stock
       $0.001 par value
       50,000,000 shares authorized
       2,500,000 shares issued and outstanding                2,500               2,500
    Additional paid-in capital                               13,794                 770
    Deficit accumulated during development stage            (22,514)            (13,615)
                                                           --------            --------

       Total stockholders' deficit                           (6,220)            (10,345)
                                                           --------            --------

          Total liabilities and stockholders' deficit      $  5,880            $    920
                                                           ========            ========


                     See Accountants' Review Report and the
                accompanying notes to these financial statements

                                    MVD, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                             March 14, 2000       March 14, 2000
                                               (inception)          (inception)
                                                 through             through
                                           September 30, 2000     June 30, 2000
                                               (Unaudited)           (Audited)
                                           ------------------     -------------
REVENUES                                        $      0              $      0
                                                --------              --------

EXPENSES
    Legal and organization costs (Note 1)         18,429                10,494
    Consulting fees (Note 5)                       1,500                 1,500
    Rent (Notes 3 and 5)                           1,694                   770
    Licenses and registrations                       689                   689
    Office expense                                   202                   162
                                                --------              --------

       Total expenses                             22,514                13,615
                                                --------              --------

LOSS BEFORE INCOME TAXES                         (22,514)              (13,615)

PROVISION FOR INCOME TAXES (Note 6)                    0                     0
                                                --------              --------

NET LOSS                                        $(22,514)             $(13,615)
                                                ========              ========


BASIC LOSS PER SHARE                            $   (.00)             $   (.00)
                                                ========              ========

DILUTIVE LOSS PER SHARE                         $   (.00)             $   (.00)
                                                ========              ========


                     See Accountants' Review Report and the
                accompanying notes to these financial statements

                                    MVD, INC.
                          (a development stage company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT


                                                                                                            Deficit
                                             Common Stock            Preferred Stock                     Accumulated
                                       ------------------------    -----------------------   Additional    During         Total
                                                                                              Paid-in    Development   Stockholders'
                                         Shares        Amount        Shares       Amount      Capital       Stage         Deficit
                                       ----------    ----------    ----------   ----------   ----------   ----------    ----------

                                                                                (Audited)
                                       --------------------------------------------------------------------------------------------

BALANCE, March 14, 2000 (inception)             0    $        0             0   $        0   $            $        0    $        0

ISSUANCE OF COMMON
   STOCK FOR CASH                       1,000,000         1,000                                                              1,000

ISSUANCE OF COMMON STOCK FOR
   SERVICES                             1,500,000         1,500                                                              1,500

ADDITIONAL PAID-IN CAPITAL (rent
   provided by a stockholder)
                                                                                                    770                        770

NET LOSS                                                                                                     (13,615)      (13,615)
                                       ----------    ----------    ----------   ----------   ----------   ----------    ----------
BALANCE, June 30, 2000                  2,500,000         2,500             0            0          770      (13,615)      (10,345)


                     See Accountants' Review Report and the
                accompanying notes to these financial statements

                                    MVD, INC.
                          (a development stage company)

            STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (CONTINUED)



                                                                                                            Deficit
                                             Common Stock             Preferred Stock                     Accumulated
                                       ------------------------    -----------------------   Additional     During        Total
                                                                                               Paid-in    Development  Stockholders
                                         Shares        Amount        Shares       Amount       Capital      Stage         Deficit
                                       ----------    ----------    ----------   ----------   ----------   ----------    ----------

                                                                               (Unaudited)
                                       --------------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL (rent
   provided by stockholder)
                                                                                                    924                        924

ADDITIONAL PAID-IN CAPITAL (services
   paid for by stockholder)                                                                      12,100                     12,100

NET LOSS                                                                                                      (8,899)       (8,899)
                                       ----------    ----------    ----------   ----------   ----------   ----------    ----------

BALANCE, September 30, 2000             2,500,000    $    2,500             0   $        0   $   13,794   $  (22,514)   $   (6,220)
                                       ==========    ==========    ==========   ==========   ==========   ==========    ==========


                     See Accountants' Review Report and the
                accompanying notes to these financial statements

                                    MVD, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                                                                         March 14, 2000      March 14, 2000
                                                                                           (inception)         (inception)
                                                                                             through             through
                                                                                        September 30, 2000   June 30, 2000
                                                                                            (Unaudited)         (Audited)
                                                                                        ------------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                                 $(22,514)           $(13,615)
                                                                                             --------            --------
    Adjustments to reconcile net loss to net cash used in operating activities
       Services provided in exchange for issuance of common stock
                                                                                                1,500               1,500
       Rent provided by a stockholder as additional paid-in capital
                                                                                                1,694                 770
       Expenses paid by stockholder as additional paid-in capital
                                                                                               12,100                  --
       Changes in operating assets and liabilities
          Increase in accrued expenses                                                          2,100               1,265
                                                                                             --------            --------

              Total adjustments                                                                17,394               3,535
                                                                                             --------            --------

              Net cash used in operating activities                                            (5,120)            (10,080)
                                                                                             --------            --------

CASH FLOW FROM FINANCING ACTIVITIES
    Proceeds from the issuance of common stock                                                  1,000               1,000
    Advance from stockholder                                                                   10,000              10,000
                                                                                             --------            --------

              Net cash provided by financing activities                                        11,000              11,000
                                                                                             --------            --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                       5,880                 920

CASH AND CASH EQUIVALENTS, beginning of period (inception)
                                                                                                    0                   0
                                                                                             --------            --------

CASH AND CASH EQUIVALENTS, end of period                                                     $  5,880            $    920
                                                                                             ========            ========


                     See Accountants' Review Report and the
                accompanying notes to these financial statements

                                    MVD, INC.
                          (a development stage company)

                      STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                  March 14, 2000     March 14, 2000
                                                                                   (inception)         (inception)
                                                                                     through             through
                                                                                   September 30,          June 30,
                                                                                        2000                2000
                                                                                     (Unaudited)         (Audited)
                                                                                     -----------         ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for interest                                        $     ---           $     --
    Cash paid during the period for income taxes                                    $     ---           $     --

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
    During the period ended June 30, 2000,  the Company issued stock in exchange for services provided valued at $1,500.
    During the periods ended September 30, 2000 and June 30, 2000 the Company recorded rent expense of $1,694 and $770, respectively, and additional paid-in capital of $1,694 and $770, respectively, for rent provided by a stockholder.
    During the period ended September 30, 2000 the Company recorded additional paid-in capital of $12,100 for expenses paid by a stockholder




                     See Accountants' Review Report and the
                accompanying notes to these financial statements

                                    MVD, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000





NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Nature of Business - MVD, Inc. (the "Company") doing business in Florida as MVDIGITAL, Inc. provides digital entertainment products and services with an elected December 31st fiscal year end. The Company's primary focus is the distribution and sale of digital entertainment products developed and manufactured by third parties and the development of digital related services.

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

     Cash and Cash Equivalents - For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Income Taxes - The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates in effect for the periods in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     Start-up Activities - The Company has adopted the provisions of Statement of Position 98-5, "reporting Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that the costs of start-up activities including organization costs be expensed as incurred.

     On March 14, 2000, the principal stockholder and officer of the Company advanced the Company $10,000 which was used for initial legal and start-up expenses of the Company. This advance is non-interest bearing, due on demand, and is to be repaid as cash becomes available.

NOTE 2 - ADVANCE FROM STOCKHOLDER

     On March 14, 2000, the principal stockholder and officer of the Company advanced the Company $10,000 which was used for initial legal and start-up expenses of the Company. This advance is non-interest bearing, due on demand, and is to be repaid as cash becomes available.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

     The Company is currently utilizing office space provided by the Company's President (a stockholder). The Company has recorded rent expense of $308 per month which represents the Company's pro rata share of the office space being provided by the Company's President. The President has waived reimbursement of the allocated rent and has considered it as additional paid-in capital.

NOTE 4 - COMPANY SECURITIES

     Description of Capital Stock - The authorized capital stock of the Company consists of 50,000,000 shares of $.001 par value common stock of which 2,500,000 are issued and outstanding as of September 30, 2000 and 5,000,000 shares of $.001 par value preferred stock of which no such shares are issued and outstanding as of September 30, 2000. Holders of shares of the Company's common stock are entitled to receive dividends when and as declared by the Board of Directors of the Company. All the shares of common stock have equal voting rights and are nonassessable. Each share of common stock is entitled to share ratably in any assets available for distribution to holders of the Company's equity securities upon liquidation of the Company.

     Dividend Policy - Any payment of dividends will be at the sole and absolute discretion of the Company's Board of Directors and will depend upon earnings, financial condition, capital requirements, amount of indebtedness, contractual restrictions with respect to payment of dividends, and other factors. Any such dividends may be paid in cash, property or shares of the Company's capital stock. The Company has not paid any dividends since its formation, and it is not probable that any dividends on the Company's common stock will be declared at any time in the foreseeable future. There can be no assurance that any dividends on the Company's common stock will be paid in the future.

     Dilution - The following table sets forth the number of shares of $.001 par value common stock purchased from the Company, the total consideration paid and the price per share.

                                                    Shares Issued                     Total Consideration
                                               ---------------------------        ---------------------------
                                                                                                                 Price Per
                                               Number              Percent         Amount             Percent      Share
                                               ------              -------         ------             -------      -----
Founding stockholders                         1,500,000               60%        $   1,500               60%        $.001

Purchasers of offered shares                  1,000,000               40%            1,000               40%         .001
                                              ---------              ---         ---------              ---

Total                                         2,500,000              100%        $   2,500              100%
                                              =========              ===         =========              ===

NOTE 5 - RELATED PARTY TRANSACTIONS

     During the period from inception through June 30, 2000, the Company entered into consulting agreements for advisory services relating to the initial start-up of the Company with fees totaling $1,500. The President, acting as a consultant, and each of the others received a percentage of ownership in the form of common stock. The services were valued using hourly rates at estimated fair market value of similar services. No additional consulting fees were subsequently incurred through the period September 30, 2000. As mentioned in
Note 3, the Company has recorded rent expense for office space being provided by the President.

     In addition, during the period ended September 30, 2000, one of the stockholders paid for legal and accounting services relating to the Company's operations. These expenses have been included in the results of operations for the corresponding period and recorded as additional paid-in capital.

NOTE 6 - INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

     The components of the Company's income tax provision consist of:

                                           March 14, 2000      March 14, 2000
                                           --------------      --------------
                                            (inception)          (inception)
                                              through              through
                                            September 30,          June 30,
                                                 2000                2000
                                           --------------      --------------
Federal taxes (deferred) net operating
    loss benefit                              $ 3,400              $(2,000)
Change in valuation account                    (3,400)               2,000
                                              -------              -------

                                              $    --              $    --
                                              =======              =======

     Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities are as follows:

                                                September 30,       June 30,
                                                    2000             2000
                                                -------------       --------

     Deferred income taxes
       Net operating loss benefit                 $ 3,400          $ 2,000
       Valuation allowance                         (3,400)          (2,000)
                                                  -------          -------

                                                  $    --          $    --
                                                  =======          =======

     The Company's tax reporting year end is December 31, 2000. If the Company has a net operating loss carryforward from operations at that time, it will expire in 2020.


NOTE 7 - LIQUIDITY

     Due to the Company being in the development stage, various risks must be considered carefully. These risks include, but are not necessarily limited to,
(i) there can be no assurance that the Company's current products and services will achieve a significant degree of market acceptance, and that acceptance, if achieved, will be sustained for any period sufficient to permit the Company to recover associated costs; (ii) there can be no assurance that the Company will be able to adequately protect its trade secrets and proprietary information;
(iii) the Company's officers and directors may be subject to various conflicts of interest; (iv) the Company's results of operations may vary from period to period as a result of a variety of factors; (v) the market for the Company's products and services is characterized by continuous development, production and introduction of new products and services; and, (vi) the Company's business is significantly competitive.

Item 2. Plan of Operation

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Our Business. We are a developmental stage company. We intend to provide digital entertainment products and services. Our principal business activities include the distribution and sale of digital cameras and digital music players developed and manufactured by third parties, and the development of digital-related services. The products that we currently sell and distribute include a digital camera and a digital music player, which are manufactured by Joinford (H.K.) Ltd. We have not yet generated any revenues from the sale of those digital cameras or music players. We have not yet received any orders for digital cameras or music players.

Liquidity and Capital Resources. We have cash of $880 as of September 30, 2000. We were incorporated on March 14, 2000 and our only material expenses has been legal and accounting fees of approximately $18,429. Our President, director and principal shareholder, Christopher A. Cota, has paid our expenses since our inception. Although, we do not have a written agreement or formal arrangement with Mr. Cota, in which he has agreed to pay our expenses, we anticipate that Mr. Cota will continue to pay our expenses in the event that we do not generate revenues or obtain additional working capital. Our belief that Mr. Cota will pay our expenses is based on the fact that Mr. Cota has a significant equity interest in us. We believe that Mr. Cota will continue to pay our expenses as long as he maintains a significant equity interest in us. However, in the event that that Mr. Cota sells some or all of his shares, he may not have a continued incentive to fund our operations and pay our expenses. We cannot assure you that Mr. Cota will not sell some or all of his shares.

Results of Operations. We have not yet realized any revenue from operations. Our expenses of approximately $22,514 consist primarily of start-up costs from formation through September 30, 2000.

Our Plan of Operation for the Next Twelve Months. Our plan of operation is materially dependent on our ability to generate revenues. If we are able to generate significant revenues, we anticipate that those revenues will be used to market digital cameras and music players, provide us with working capital and pay our legal and accounting fees for the next twelve months. If we generate those revenues, then we expect that our expenses for the next twelve months will be approximately $100,000. If we are unable to generate revenues, then we anticipate that our expenses for the next twelve months will be limited to the day-to-day expenditures necessary to conduct business such as administrative expenses which includes costs to maintain our telephone and website. Although it is difficult to quantify the day-to-day expenses, we believe that such expenses will no more that $200 per month. Our President, director and principal shareholder, Christopher A. Cota, has paid our expenses since our inception. Our belief that Mr. Cota will pay our expenses is based on the fact that Mr. Cota has a significant equity interest in us. We believe that Mr. Cota will continue to pay our expenses as long as he maintains a significant equity interest in us.

In the opinion of management, available funds will satisfy our working capital requirements through November 2000. We have begun marketing the digital cameras and music players to potential customers. Based on our meeting with a potential customer who is a manufacturer of computer flash memory, Joinford (H.K.) Ltd. has assured us that they can add the logo of that manufacturer to digital cameras and music players to comply with the potential customers' request. However, we have not entered into any formal discussions with this potential customer because Joinford (H.K.) Ltd. has not assured us that it can add a liquid crystal display to the music player. Therefore, based on discussions with potential customers, we believe the earliest that we will begin to generate revenues is approximately January 2001. Our belief is based on the fact that Joinford (H.K.) Ltd. has forecast January 2001 as the earliest time that it can add a liquid crystal display to the music player.

Our arrangement with Joinford (H.K.) Ltd. provides that we will sell their products subject to our customers' specifications. Therefore, our profits will be determined on a case-by-case basis. For example, if we are selling digital cameras to manufacturers of computer hardware to be sold with their current products as a promotional item, then we will negotiate prices for the digital cameras with Joinford (H.K.) Ltd. and increase the prices to our customers.

Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results that could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to develop, promote and conduct our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

We are not currently conducting any research and development activities. We do not anticipate conducting any such activities in the next twelve months. We do not anticipate that we will purchase or sell any significant equipment in the next six to twelve months unless we generate significant revenues.

We do not anticipate that we will hire any employees in the next six to twelve months, unless we generate significant revenues. We believe our future success depends in large part upon the continued service of our key personnel.


                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

27   Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MVD, Inc.,
                                             a Delaware corporation


November 13, 2000                        By: /s/ Christopher A. Cota
                                             ----------------------------------
                                             Christopher A. Cota
                                             Its: President, Treasurer


November 13, 2000                        By: /s/ Ryan A. Neely
                                             ----------------------------------
                                             Ryan A. Neely
                                             Its: President, Secretary