Form 10KSB
period 2000-12-31
MVD INC
filed 2001-04-02
CIK 318622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December31, 2000
                                  ----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                 to
                                          ----------------    ------------------

Commission File Number:
                        ------------

                                    MVD, Inc.
             (Exact name of registrant as specified in its charter)
Delaware                                                              94-3357128
- --------                                                              ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

660 Dover Street, Suite A16, Boca Raton, Florida                           33487
- ------------------------------------------------                           -----
(Address of registrant's principal executive offices)                 (Zip Code)

                                 (561) 443-4654
              (Registrant's Telephone Number, Including Area Code)

  Securities registered under Section 12(b) of the Act:

Title of Each Class                            Name of Each Exchange on which
to be so Registered:                           Each Class is to be Registered:
- --------------------                           -------------------------------
        None                                                None

  Securities registered under Section 12(g) of the Act:

  Common Stock, Par Value $.001
  (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.( )


State issuer's revenues for its most recent fiscal year. $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 30, 2001, approximately $0.00.

As of March 30, 2001, there were 2,500,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                            Yes ( )         No  (X)

                                     PART I

Item 1. Description of Business.

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

Products and Services.

Digital Cameras. The products that we sell and distribute include an "entry level" digital camera, which is inexpensive and user friendly. Digital cameras do not use film to develop photographs. The pictures are captured and saved as digital data on disks. The digital data is then developed on a personal computer and printed by a laser printer. We believe that the digital camera that we sell possesses all of the features and functionality of the entry-level digital cameras manufactured by such companies as Eastman Kodak and Canon.

Digital Music Players. The products that we sell and distribute also include a portable digital music player, which plays music that has been digitally compressed in a format known as Moving Pictures Experts Group Layer 3, commonly referred to as MP3. Moving Pictures Experts Group is an International Standards Organization standard for compressing and storing video, audio, and animation in digital form. MP3 players contain no moveable parts and are very lightweight yet extremely durable. Our MP3 players are designed to be compatible with a simple personal computer and produce stereo quality sound.

Future Products. If we generate significant revenues from sales of digital cameras and digital music players in the next twelve months, we may expand our product line to include additional digital entertainment products, such as digital toys and games and online digital data storage facilities.

Our Website www.mvdinc.com. Our current website displays pictures of the digital cameras and digital music players manufactured by Joinford (H.K) Ltd. and provides our address, telephone number and e-mail address. If we generate revenues, we intend to further develop the website to market the digital entertainment products that we sell. If we generate significant revenues from the sale of digital cameras and music players, we plan to expand and design our website to function as a digital community for businesses and consumers. A community website allows interaction and exchange of information between businesses and consumers. For example, our proposed digital community website would allow business and consumers to interact regarding new products, proper use and maintenance of products and troubleshooting various problems. Our proposed digital community website could be developed to allow users to interact with other digital users, obtain advice, products and services from vendors and purchase digital entertainment products.

Our Target Markets and Marketing Strategy. We believe that our primary target market will consist of manufacturers of computer hardware that desire to promote the sale of their existing products, such as printers, computers, computer flash memory by combining complementary products, such as the digital camera or music player that we sell, with their products. For example, computer flash memory is used by digital cameras and music players to store digital data. Therefore, manufacturers of computer flash memory may offer digital cameras or music players to demonstrate and promote that memory. A manufacturer of specialized computer printers designed to print photographs may combine our entry-level digital entertainment products to promote and induce the purchase of their printers. As an added incentive, Joinford (H.K.) Ltd. has assured us that it will add the logos of the manufacturers to digital cameras or music players to identify and promote those manufacturers. However, Joinford has no obligation to add any logo of any manufacturer to the digital cameras or music players.

We intend to target large manufacturers of non-electronic consumer products who desire to purchase digital cameras and music players for use as specialty promotional products or gifts. We believe that the newness and uniqueness of digital entertainment products will entice companies that desire to promote their company name and brand to purchase those products that we sell and distribute.

We also intend to target retail consumer electronic distributors, such as Best Buy, Circuit City, and Radio Shack. We believe that discount retail consumer electronic distributors, such as Wal-Mart, Target and K-Mart, are potential customers, as these retail distributors offer a variety of entry-level digital entertainment products.

We will market and promote our website on the Internet. Our marketing strategy is to promote our services and products and attract businesses to our website. Our marketing initiatives include:

o utilizing direct response print advertisements placed primarily in small business, entrepreneurial, and financially-oriented magazines and special interest magazines;
o        links to industry focused websites;
o advertising by television, radio, banners, affiliated marketing and direct mail;
o        presence at industry tradeshows; and
o entering into affiliate marketing relationships with website providers to increase our access to Internet business consumers. Affiliate marketing means that we would place a link to our website or a banner advertisement on the websites of other companies in exchange for placing their link or banner advertisement on our website. Such marketing increases access to users because the users of other websites may visit our website as a result of those links or banner advertisements.

Our Supplier. We are marketing the digital cameras and music players developed and manufactured by Joinford (H.K.) Ltd. We have not yet generated any revenues from the sale of digital cameras and music players. We do not have a written agreement with Joinford (H.K.) Ltd. We do not anticipate that we will have a written agreement until we are able to generate revenues to market the digital cameras and music players. Joinford has no obligation to supply digital cameras and music players to us or to develop products to our customer's specifications and, therefore, Joinford may terminate our relationship at any time. We do not currently have any other relationships with additional suppliers of digital cameras and music players.

Our arrangement with Joinford (H.K.) Ltd. provides that we will sell their products subject to our customers' specifications and, therefore, our profit will be determined on a case-by-case basis. For example, if we sell digital cameras to manufacturers of computer hardware to be bundled with their current products, then we will negotiate a price for the digital cameras with Joinford (H.K.) Ltd. and increase the price to our customer. We do not have any other relationships with additional suppliers of digital cameras and music players.

If we generate significant revenues, we anticipate that we will be able to develop relationships with additional suppliers so that we will have alternative suppliers in the event that Joinford (H.K.) Ltd. does not desire or is unable to supply a sufficient amount of products to meet our anticipated customer's requirements. We also plan to enter arrangements with other suppliers to diversify our product offerings.

Our Competition. The digital entertainment products industry is new, rapidly evolving and has become significantly competitive. Current and new competitors may be able to establish products at a relatively low cost and relatively quickly. We compete directly with other companies and businesses that have developed, and are in the process of developing, digital cameras and music players which are functionally equivalent or similar to the digital cameras and music players manufactured by Joinford (H.K.) Ltd. Other competitors' entry-level digital cameras are similar to the digital cameras that we sell because they are inexpensive, yet still provide the user the ability to digitally photograph images and develop pictures using a personal computer and a printer. Our competitors' digital music players are similar to digital music players that we sell because they are designed to be sold at low cost, yet still provide quality sound. We currently have no market share in our primary target markets of manufacturers of computer hardware who may desire to combine digital cameras or music players with their products and large manufacturers of non-electronic consumer products who may desire to offer digital cameras or music players as promotional or specialty products. We believe we can gain shares in these markets as a low cost competitor.

Proprietary Rights. Our success depends in part upon our ability to preserve our trade secrets and operate without infringing the proprietary rights of other parties. We own the Internet domain name "www.mvdinc.com." Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as ".org", or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

Our Research and Development. We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future. If we generate significant revenues, we may expand our product line by entering into distribution relationships with third party manufacturers.

Government Regulation. We do not believe that we need any governmental approval for the digital cameras and digital music players manufactured by Joinford (H.K.) Ltd. Our business is subject to Federal Trade Commission regulation and other federal and state laws relating to the promotion, advertising, labeling and packaging of digital cameras and music players. We believe that we are in compliance with all laws, rules and regulations material to our operations and have obtained.

We may be subject to the Audio Home Recording Act of 1992, which regulates manufacturers and importers of digital audio recording devices. The Audio Home Recording Act of 1992 provides digital audio recording devices must contain one of the following:

o The Serial Copy Management System, which permits first-generation digital-to-digital copies of prerecorded music and other audio works, but prohibits multi-generation or "serial" copies of those copies;
o A system with the same functional characteristics as Serial Copy Management System, and which acts compatibly on the same copyright and generation status information as used by Serial Copy Management System; or
o Any other system certified by the U.S. Secretary of Commerce as prohibiting unauthorized serial copying.

The Audio Home Recording Act also provides that devices or services designed to circumvent the Serial Copy Management System or any other serial copy control system may not be distributed. We do not believe that the digital music players that we sell are subject to this regulation, because the music players cannot record music. However, there can be no assurance that we will not be required to comply with appropriate regulation and that, in the event we are required to comply, our business will not be adversely affected.

Employees. As of March 30, 2001, we have one employee. We anticipate that we will not hire any employees in the next six months, unless we generate significant revenues. We believe our future success depends in large part upon the continued service of our key senior management personnel and our ability to attract and retain managerial personnel.

Item 2.  Description of Property.

Property Held by Us. As of the date specified in the following table, we held the following property:

      ==================================== ============================
      Property                                 December 31, 2000
      ------------------------------------ ----------------------------
      Cash                                            $832
      ------------------------------------ ----------------------------
      Property and Equipment                           $0
      ==================================== ============================

Our Facilities. Our executive, administrative and operating offices are located at 660 Dover Street, Suite A16, Boca Raton, Florida 33487. The facilities are provided, at no charge, by Christopher A. Cota, our President and a director. We do not have a written lease or sublease agreement and Mr. Cota does not expect to be paid or reimbursed for providing office facilities.


Item 3.  Legal Proceedings.

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

Item 4.  Submission of Matters to Vote of Security Holders

Not applicable.

                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Prices of Common Stock. Since February 2001, we have participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "MVDI". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. Since February 2001, our common stock had a low bid price of $0.00 per share and a high bid price of $0.00 per share. The bid price is currently approximately $0.00 per share.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are no outstanding shares of our common stock that could be sold pursuant to Rule 144 pursuant to the Securities Act of 1933 or that we have agreed to register under the Securities Act of 1933 for sale by security holders. The approximate number of holders of record of shares of our common stock is twenty-three (23).

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
o        a toll-free telephone number for inquiries on disciplinary actions;
o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

o        the bid and offer quotations for the penny stock;
o the compensation of the broker-dealer and its salesperson in the transaction;
o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Liquidity and Capital Resources. We have cash of $832 as of December 31, 2000. We were incorporated on March 14, 2000, and our only material expenses has been legal and accounting fees of approximately $25,734. Our President, director and principal shareholder, Christopher A. Cota, has paid our expenses since our inception. Although, we do not have a written agreement or formal arrangement with Mr. Cota, in which he has agreed to pay our expenses, we anticipate that Mr. Cota will continue to pay our expenses in the event that we do not generate revenues or obtain additional working capital. Our belief that Mr. Cota will pay our expenses is based on the fact that Mr. Cota has a significant equity interest in us. We believe that Mr. Cota will continue to pay our expenses as long as he maintains a significant equity interest in us. However, in the event that that Mr. Cota sells some or all of his shares, he may not have a continued incentive to fund our operations and pay our expenses. We cannot assure you that Mr. Cota will not sell some or all of their shares.

Results of Operations. We have not yet realized any revenue from operations. Our expenses of approximately $30,791 consist primarily of start-up costs from formation through December 31, 2000.

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

In the opinion of management, available funds will satisfy our working capital requirements through June 2001. We have begun marketing the digital cameras and music players to potential customers. Based on our meeting with a potential customer who is a manufacturer of computer flash memory, Joinford (H.K.) Ltd.

has assured us that they can add the logo of that manufacturer to digital cameras and music players to comply with the potential customers' request. However, we have not entered into any formal discussions with this potential customer because Joinford (H.K.) Ltd. has not assured us that it can add a liquid crystal display to the music player. Therefore, based on discussions with potential customers, we believe the earliest that we will begin to generate revenues is approximately June 2001. Our belief is based on the fact that Joinford (H.K.) Ltd. has forecast June 2001 as the earliest time that it can add a liquid crystal display to the music player.

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

Item 7.  Financial Statements

                                    MVD, INC.

                         REPORT AND FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

                    AND THE PERIOD MARCH 14, 2000 (INCEPTION)
                            THROUGH DECEMBER 31, 2000

                                    MVD, INC.
                                DECEMBER 31, 2000




                                TABLE OF CONTENTS


                                                                           Pages
                                                                           -----
Independent Auditors' Report                                                   9

Audited Financial Statements:

     Balance Sheet                                                            10

     Statement of Operations                                                  11

     Statement of Changes in Stockholders' Deficit                            12

     Statement of Cash Flows                                                  13

Notes to Financial Statements                                              14-17

                                                                  March 24, 2001

                          Independent Auditors' Report


To the Board of Directors and stockholders of MVD, Inc.



         We have audited the accompanying balance sheet of MVD, Inc. as of December 31, 2000, and the related statements of operations, changes in stockholders' deficit, and cash flows for the period March 14, 2000 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MVD, Inc. at December 31, 2000, and the results of its operations and its cash flows for the period March 14, 2000 (inception) through December 31, 2000 in conformity with generally accepted accounting principles.


                                    /s/Lesley, Thomas, Schwarz & Postma, Inc.
                                    -----------------------------------------
                                    Lesley, Thomas, Schwarz & Postma, Inc.
                                    A Professional Accountancy Corporation

                                    MVD, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 2000



                                     ASSETS

Cash and cash equivalents (Note 1)                           $              832

Prepaid Expenses                                                          2,590
                                                             ------------------

       Total assets                                          $            3,422
                                                             ==================


                       LIABILITY AND STOCKHOLDERS' DEFICIT

LIABILITY
    Advance from stockholder (Note 2)                        $           10,000
                                                             ------------------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' DEFICIT(Note 4)
    Preferred stock
       $0.001 par value
       5,000,000 shares authorized
       No shares issued and outstanding
    Common stock
       $0.001 par value
       50,000,000 shares authorized
       2,500,000 shares issued and outstanding                            2,500
    Additional paid-in capital                                           21,713
    Accumulated deficit                                                 (30,791)
                                                             ------------------

       Total stockholders' deficit                                       (6,578)
                                                             ------------------

          Total liability and stockholders' deficit          $            3,422
                                                             ==================




            See the accompanying notes to these financial statements

                                    MVD, INC.

                             STATEMENT OF OPERATIONS

           PERIOD MARCH 14, 2000 (INCEPTION) THROUGH DECEMBER 31, 2000




REVENUES                                                      $            ---
                                                              ----------------

EXPENSES
    Legal and accounting                                                25,734
    Consulting fees (Note 5)                                             1,500
    Rent (Notes 3 and 5)                                                 2,618
    Licenses and registrations                                             689
    Office expense                                                         250
                                                              ----------------

       Total expenses                                                   30,791
                                                              ----------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                 (30,791)

PROVISION FOR INCOME TAXES (Note 6)                                        ---
                                                              ----------------

NET LOSS                                                      $        (30,791)
                                                              ================


BASIC LOSS PER SHARE                                          $          (.01)
                                                              ================

DILUTIVE LOSS PER SHARE                                       $          (.01)
                                                              ================







            See the accompanying notes to these financial statements

                                    MVD, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

           PERIOD MARCH 14, 2000 (INCEPTION) THROUGH DECEMBER 31, 2000






                                            Common Stock               Preferred Stock
                                      ------------------------    ----------------------     Additional                    Total
                                                                                              Paid-in     Accumulated  Stockholders'
                                       Shares       Amount          Shares        Amount      Capital       Deficit       Deficit
                                      -----------   ---------     ---------    ----------   -----------   ----------   -----------
BALANCE, March 14, 2000                         0   $       0             0     $       0     $       0    $       0     $       0

ISSUANCE OF COMMON STOCK FOR CASH
                                        1,000,000       1,000                                                                1,000

ISSUANCE OF COMMON STOCK FOR
   SERVICES                             1,500,000       1,500                                                                1,500

ADDITIONAL PAID-IN CAPITAL (rent
   provided by a stockholder)
                                                                                                  2,618                      2,618

ADDITIONAL PAID-IN CAPITAL (services
   paid for by stockholder)
                                                                                                 19,095                     19,095

NET LOSS                                                                                                     (30,791)      (30,791)
                                      -----------   ---------     ---------    ----------   -----------   ----------   -----------

BALANCE, December 31, 2000
                                        2,500,000    $  2,500             0     $       0     $  21,713     $(30,791)     $ (6,578)
                                       ===========   =========     =========    ==========   ===========   ==========   ===========




            See the accompanying notes to these financial statements

                                    MVD, INC.

                             STATEMENT OF CASH FLOWS

           PERIOD MARCH 14, 2000 (INCEPTION) THROUGH DECEMBER 31, 2000



CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                                        $        (30,791)
    Adjustments to reconcile net loss to net cash used in operating activities
       Services provided in exchange for issuance of common stock                                              1,500
       Rent provided by a stockholder as additional paid-in capital                                            2,618
       Expenses paid by stockholder as additional paid-in capital                                             19,095
       Changes in operating assets and liabilities
          Increase in prepaid expenses                                                                        (2,590)
                                                                                                    ----------------

              Net cash used in operating activities                                                          (10,168)
                                                                                                    ----------------

CASH FLOW FROM FINANCING ACTIVITIES
    Proceeds from the issuance of common stock                                                                 1,000
    Advance from stockholder                                                                                  10,000
                                                                                                    ----------------

              Net cash provided by financing activities                                                       11,000
                                                                                                    ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                        832

CASH AND CASH EQUIVALENTS, beginning of period (inception)                                                       ---
                                                                                                    ----------------

CASH AND CASH EQUIVALENTS, end of period                                                            $            832
                                                                                                    ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for interest                                                        $            ---
    Cash paid during the period for income taxes                                                    $            ---


SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
   During the period ended December 31, 2000, the Company issued stock in exchange for services provided valued at $1,500.
   During the period ended December 31, 2000 the Company recorded rent expense of $2,618, and additional paid-in capital of $2,618, for rent provided by a stockholder.
   During the period ended December 31, 2000 the Company recorded additional paid-in capital of $19,095 for expenses paid by a stockholder.


            See the accompanying notes to these financial statements

                                    MVD, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000





NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Nature of Business - MVD, Inc. (the "Company") a Delaware corporation is doing business in Florida as MVDIGITAL, Inc. The Company's primary focus is the distribution and sale of digital entertainment products developed and manufactured by third parties and the development of digital related services.

         The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by companies in new and rapidly evolving markets. These risks include the failure to procure viable digital entertainment products and deliver them to the market in a timely manner, as well as other risks and uncertainties.

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

         Cash and Cash Equivalents - For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         Income Taxes - The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates in effect for the periods in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

         Fair Value of Financial Instruments - SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2000, the carrying value of cash and cash equivalents and advances from stockholder approximate fair value due to the short term nature of such instruments.

         Start-up Activities - The Company has adopted the provisions of Statement of Position 98-5, "reporting Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that the costs of start-up activities including organization costs be expensed as incurred.

         Loss Per Share of Common Stock - Basic and diluted loss per share is computed using shares of common stock issued to date. Consideration is also given in the dilutive loss per share calculation for the dilutive effect of common stock equivalents which might result from the exercise of stock options. However, for all periods presented, there were no common stock equivalents or the effect of common stock equivalents would be anti-dilutive.

         Accounting Pronouncements - In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended, is effective for transactions entered into after January 1, 2001. This statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The implementation of SFAS No. 133 did not have a material impact on the Company's results of operations and financial position.

         In December 1999, the SEC staff issued Staff Accounting Bulletin No., 101, "Revenue Recognition in Financial Statements" and in March 2000, the SEC staff issued Staff Accounting Bulletin No. 101A "Implementation Issues Related to SAB 101." In addition, in October 2000, the SEC staff issued a document containing answers to certain frequently asked questions ("FAQ") which further clarified certain accounting issues addressed in the bulletins relating to revenue recognition. These bulletins summarize certain of the staff's views about applying generally accepted accounting principles to revenue recognition in financial statements. The staff is providing this guidance due, in part, to the large number of revenue recognition issues that registrants encounter. The provisions of these pronouncements were effective for the Company during the fourth quarter of 2000. The implementation of these bulletins did not have a material impact on its results of operations and financial position.


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


NOTE 4 - COMPANY SECURITIES

         Description of Capital Stock - The authorized capital stock of the Company consists of 50,000,000 shares of $.001 par value common stock of which 2,500,000 are issued and outstanding as of December 31, 2000 and 5,000,000 shares of $.001 par value preferred stock of which no such shares are issued and outstanding as of December 31, 2000. Holders of shares of the Company's common stock are entitled to receive dividends when and as declared by the Board of Directors of the Company. All the shares of common stock have equal voting rights and are nonassessable. Each share of common stock is entitled to share ratably in any assets available for distribution to holders of the Company's equity securities upon liquidation of the Company. The Board of Directors has the authority to issue the preferred stock, in one or more series, and to fix the rights, preferences, privileges and restrictions thereof without any further vote by the holders of the common stock.

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


NOTE 5 - RELATED PARTY TRANSACTIONS

         During the period from inception through December 31, 2000, the Company entered into consulting agreements for advisory services with certain individuals relating to the initial start-up of the Company with fees totaling $1,500. The President, acting as a consultant, and each of the others received a percentage of ownership in the form of common stock. The services were valued using hourly rates at estimated fair market value of similar services. No additional consulting fees were subsequently incurred through the year December 31, 2000. As mentioned in Note 3, the Company has recorded rent expense for office space being provided by the President.

         In addition, during the period ended December 31, 2000, one of the stockholders paid for legal and accounting services relating to the Company's operations. These expenses have been included in the results of operations for the corresponding period and recorded as additional paid-in capital.

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

         The components of the Company's income tax provision consist of:

                                                                March 14, 2000
                                                             (inception) through
                                                                 December 31,
                                                                     2000
             Federal taxes (deferred) net operating
               loss benefit                                   $          4,600
               Change in Valuation Account                              (4,600)
                                                              -----------------

                                                              $             ---
                                                              =================

         Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities are as follows:

                                                                December 31,
                                                                    2000

                  Deferred income taxes
                    Net operating loss benefit               $           4,600
                    Valuation allowance                                 (4,600)
                                                             -----------------

                                                             $             ---
                                                             =================

         The Company's tax reporting year end is December 31, 2000. The Company has a net operating loss carryforward of approximately $30,000 that will expire in 2020.





Item 8.  Changes in and Disagreements with Accountants.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

Executive Officers and Directors. We are dependent on the efforts and abilities of certain of our senior management. The interruption of the services of key management could have a material adverse effect on our operations, profits and future development, if suitable replacements are not promptly obtained. We anticipate that we will enter into employment agreements with each of our key executives; however, no assurance can be given that each executive will remain with us during or after the term of his or her employment agreement. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, there can be no assurance that we will be able to continue to do so. Our officers and directors will hold office until their resignation or removal.

Our directors and principal executive officers are as specified on the following table:

===================== ============  ============================================
Name                      Age       Position
- --------------------- ------------  --------------------------------------------
Christopher A. Cota       34        President, Treasurer and a Director
- --------------------- ------------  --------------------------------------------
Ryan A. Neely             29        Secretary and a Director
===================== ============  ============================================

Christopher A. Cota. Mr. Cota is our President, Treasurer and a director. Mr. Cota manages all aspects of our operations, including negotiating agreements with product manufacturers and suppliers as well as marketing and sales of the digital cameras and music players. From 1998 to 2000, Mr. Cota has been the managing member of Cota LLC, a Delaware limited liability company and the exclusive sales representative in North America, Central America and South America for Varitronix (Malaysia) SDN BHD, a Malaysia corporation and manufacturer of liquid crystal displays. Cota LLC primarily sells liquid crystal displays to manufacturers of cellular phones such as Motorola. From 1995 to 1998, Mr. Cota worked as an OEM Sales Manager for VL Electronics, Inc., a California corporation and distributor of liquid crystal displays. From 1989 until 1994, Mr. Cota worked as a sales executive and consultant to product development for various manufacturing companies in Asia. Mr. Cota is not a director of any other reporting company.

Ryan A. Neely. Mr.Neely is our Secretary and a director. From May 1999 to September 1999, Mr.Neely worked as a sales account manager for Unified Research Laboratories, Inc., which was recently acquired by Symantec Corporation. Unified Research Laboratories, Inc. is a developer of Internet content-control software and web filtering technologies. From August 1998 to May 1999, Mr.Neely was the co-founder of Filtering Associates, a manufacturer representative for several Internet content-control companies. From 1996 to August 1998, Mr.Neely worked for Log-On Data Corp., Inc., a California corporation, as a Regional Sales Manager where he was responsible for all enterprise sales. In March 2000, Mr. Neely became and still is the President, Secretary and a director of JPAL, Inc., a Nevada corporation and an Internet based provider of vacation rentals. JPAL, Inc., a Nevada corporation, is a reporting company.

Other than Mr.Cota and Mr.Neely, there are no significant employees expected by us to make a significant contribution to our business. Our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining Mr. Cota or Mr. Neely from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting him of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony.

Section 16(a) Beneficial Ownership Reporting Compliance. All of our officers, directors, and principal shareholders have filed all reports required to be filed by those persons on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Item 10.  Executive Compensation

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

During fiscal year 2000, our chief executive did not receive any compensation. As of March 30, 2001, none of our officers or directors has been paid any compensation. We do not have any plans for our officers or directors to be paid any compensation in the immediate future.

Compensation of Directors. Our directors who are also our employees receive no extra compensation for their service on our Board of Directors.

Compensation of Officers. As of March 30, 2001, our officers have received no compensation for their services provided to us.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 30, 2001, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class                Name and Address of Beneficial          Amount and Nature of Beneficial         Percent of Class
                              Owner                                   Owner
- --------------------------    -----------------------------------     ------------------------------------    ----------------
Common Stock                  Thomas E. Stepp, Jr. (1)                333,334 shares                                13.33%
                              1301 Dove Street, Suite 460
                              Newport Beach, CA 92660

Common Stock                  Richard Reincke (1)                     166,666 shares                                 6.67%
                              1301 Dove Street, Suite 460
                              Newport Beach, CA 92660

Common Stock                  Michael Muellerleile (1)                125,000 shares                                  5.0%
                              1301 Dove Street, Suite 460
                              Newport Beach, CA 92660

Common Stock                  Christopher A. Cota                     975,000 shares(2) President,                   39.0%
                              660 Dover Street, Suite A16 Boca        Treasurer, Director
                              Raton, Florida 33487

Common Stock                  Ryan A. Neely,                          50,000 shares, Secretary, Director              2.0%
                              660 Dover Street, Suite A16
                              Boca Raton, Florida 33487

Common Stock                                                          All directors and named executive              41.0%
                                                                      officers as a group

(1) Employees of Stepp Law Group, our legal counsel.
(2) Mr. Cota is the beneficial owner of 50,000 shares of common stock through his wife Kiriaki Rudolph.

Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. In accordance with Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions.

Transactions with Promoters. Christopher A. Cota was issued 875,000 shares of our common stock in exchange for his services as our promoter. The value of the services performed by Mr.Cota were approximately $875.00

Related Party Transactions. Christopher A. Cota, our President, Treasurer and director, has provided $10,000 to us and currently provides office space to us at no charge. The terms of Mr.Cota's advance to us are no interest and the principal amount shall be due on demand

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibit No.

3.1                        Certificate of Incorporation*
                           (Charter Document)

3.2                        Bylaws*


* Included in Amendment No.1 to Registration Statement on Form SB-2 filed on August 17, 2000.

(b) Reports on Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   MVD, Inc.,
                   a Delaware corporation

                   By:     /s/ Christopher A. Cota             March 31, 2001
                           ---------------------------
                           Christopher A. Cota
                   Its:    President, Treasurer and Director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Christopher A. Cota             March 31, 2001
- ---------------------------
Christopher A. Cota
President, Treasurer, Director


/s/ Ryan A. Neely                   March 31, 2001
- ---------------------------
Ryan A. Neely
Secretary, Director