Form 10QSB
period 2001-03-31
NT MEDIA CORP OF CALIFORNIA INC
filed 2001-05-30
CIK 318622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  X   Quarterly Report  Under Section 13 or 15(d) of the Securities Exchange Act
----- of 1934 (No Fee Required)

      For the quarterly period ended March 31, 2001

      Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

      For the transition period from                       to               .
                                    ----------------------   ---------------

         Commission file number     000-31012
                                  ------------------------------------------



                       NT Media Corp. of California, Inc.
                       ----------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


            Delaware                                          95-4802493
       -----------------                              ----------------------
(State or Other Jurisdiction of                      (IRS Employer ID Number)
Incorporation or Organization)

             5410 Wilshire Boulevard., Los Angeles, California 90036
       ------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  323-954-3995
                                  ------------
                 (Issuer's Telephone Number Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes        X               No
   -------------             ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Number of shares of common stock outstanding as of May 30, 2001:
                                                                  ------------

                       NT MEDIA CORP. OF CALIFORNIA, INC.
                          (Formerly known as MVD, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)






                                      INDEX

                                                                        Page
                                                                    ------------

PART 1: FINANCIAL INFORMATION

ITEM 1 - Financial Statements

      Independent Accountants' Report                                    2

      Condensed Balance Sheet (Unaudited) as of March 31, 2001           3

      Condensed Statements of Operations
            For the Three Months Ended March 31, 2001 (Unaudited),
            For the Period From March 14, 2000 (Inception)
                  to March 31, 2000 (Audited), and
            For the Period From March 14, 2000 (Inception)
                  to March 31, 2001 (Unaudited)                          4

      Condensed Statements of Cash Flow
            For the Three Months Ended March 31, 2001 (Unaudited),
            For the Period From March 14, 2000 (Inception)
                  to March 31, 2000 (Audited), and
            For the Period From March 14, 2000 (Inception)
                  to March 31, 2001 (Unaudited)                          5

      Selected Information - Substantially All Disclosures
            Required by Generally Accepted Accounting Principles
            are Not Included                                             6 - 7

ITEM 2 - Plan of Operations                                              8 - 9


Signatures                                                               10

                         INDEPENDENT ACCOUNTANTS' REPORT





May 17, 2001


To The Board of Directors and Stockholders of
NT Media Corp. of California, Inc.
Encino, California

We have reviewed the accompanying condensed balance sheet of NT Media Corporation of California, Inc. (A Delaware Development Stage Company) as of March 31, 2001, the related condensed statements of operations and the condensed statements of cash flows, for the three months ended March 31, 2001, and for the period from March 14, 2000 (Inception) to March 31, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the March 31, 2001 condensed financial statements for them to be in conformity with generally accepted accounting principles.

The financial statements for period from March 14, 2000 (Inception) to March 31, 2000, and from March 14, 2000 (Inception) to December 31, 2000 were audited by other auditors, whose reports dated May 22, 2000 and March 24, 2001, respectively, stated that the financial statements referred to above present fairly, in all material respects, the financial position of NT Media Corp. of Californina, Inc. (formerly known as MVD, Inc.) as of March 31, 2000 and December 31, 2000, and the results of its operations and its cash flows for the periods from March 14, 2000 (Inception) through March 31, 2000, and March 14, 2000 (Inception) through December 31, 2000 in conformity with generally accepted accounting principles.




CALDWELL, BECKER, DERVIN, PETRICK & CO., L.L.P.
Woodland Hills, California

                       NT MEDIA CORP. OF CALIFORNIA, INC.
                          (Formerly known as MVD, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                             CONDENSED BALANCE SHEET
                                 MARCH 31, 2001
                                   (UNAUDITED)


                                                   ASSETS


CURRENT ASSETS
     Cash                                                                   796
                                                             -------------------

             Total Assets                                    $              796
                                                             ===================


                                   LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES
     Accounts payable - trade                                $            2,713
     Advance from stockholder                                            10,000
                                                             -------------------


             Total Current Liabilities

STOCKHOLDERS' DEFICIT
     Preferred stock,  par value $.001 per share;
       5,000,000 shares authorized, no shares
       issued and outstanding                                                --
     Common  stock,  par value  $.001 per share;
       50,000,000 shares   authorized,
       2,500,000  shares  issued  and outstanding                         2,500
     Additional paid-in capital                                          22,637
     Retained (deficit)                                                 (37,054)
                                                             -------------------

             Total Stockholders' Deficit                                (11,917)
                                                             -------------------

             Total Liabilities and Stockholders' Deficit      $             796
                                                             ===================


                    See Accompanying Selected Information to
                    Unaudited Condensed Financial Statements

                       NT MEDIA CORP. OF CALIFORNIA, INC.
                          (Formerly known as MVD, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                       CONDENSED STATEMENTS OF OPERATIONS



                                     For the            For the period from
                                   Three Months      March 14, 2000 (Inception)
                                     Ended                 to March 31,
                                    March 31,      -----------------------------
                                       2001             2000            2001
                                   (Unaudited)       (Audited)      (Unaudited)
                                 ---------------   -------------   -------------

REVENUE                          $           --    $         --    $         --
                                 ---------------   -------------   -------------

OPERATING EXPENSES
   Professional fees                      5,303           5,667          32,537
   Other                                    960             771           4,517
                                 ---------------   -------------   -------------

     (Loss) Before Other Expenses        (6,263)         (6,438)        (37,054)


(PROVISION) FOR INCOME TAXES                 --              --              --
                                 ---------------   -------------   -------------

     Net (Loss)                  $       (6,263)   $     (6,438)   $    (37,054)
                                 ===============   =============   =============

     (Loss) per common share     $        (.003)   $      (.003)   $      (.015)
                                 ===============   =============   =============

Weighted average common
 shares outstanding                   2,500,000       2,500,000       2,500,000
                                 ===============   =============   =============







                    See Accompanying Selected Information to
                    Unaudited Condensed Financial Statements

                       NT MEDIA CORP. OF CALIFORNIA, INC.
                          (Formerly known as MVD, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
           PART 1: FINANCIAL INFORMATION, ITEM 1: FINANCIAL STATEMENTS
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                     For the            For the period from
                                   Three Months      March 14, 2000 (Inception)
                                     Ended                 to March 31,
                                    March 31,      -----------------------------
                                       2001             2000            2001
                                   (Unaudited)       (Audited)      (Unaudited)
CASH FLOWS PROVIDED (USED) BY    ---------------   -------------   -------------
 OPERATING ACTIVITIES:
   Net (Loss)                    $       (6,263)   $     (6,438)   $    (37,054)
                                 ===============   =============   =============
   Adjustments to reconcile net
   (loss) to net cash provided
   by operating activities:
     Rent provided by the Stockholder
        as additional paid-in-captial       924              --           3,542
     Issuance of common stock for
        services                             --           1,500           1,500
     Expenses paid by stockholder as
        additional paid-in-captial           --              --          19,095
     Increase in accounts payable
        and accrued expenses              2,713           4,938           2,713
     Decrease (increase) in
        prepaid expenses                  2,590         (10,000)             --
                                 ---------------   -------------   -------------
          Net Cash Flows (Used)
          by Operating Activities           (36)        (10,000)        (10,204)
                                 ---------------   -------------   -------------
CASH FLOWS PROVIDED (USED) BY
 INVESTING ACTIVITIES:                       --              --              --
                                 ---------------   -------------   -------------
CASH FLOWS PROVIDED (USED) BY
 FINANCING ACTIVITIES:
    Advance from officer                     --          10,000          10,000
    Increase in stock
       subscription receivable               --             (50)             --
    Proceeds from common stock
       issued                                --           1,000           1,000
                                 ---------------   -------------   -------------
          Net Cash Flows Provided
          by Financing Activities            --          10,950          11,000
                                 ---------------   -------------   -------------
INCREASE (DECREASE) IN CASH                 (36)            950             796

CASH AT THE BEGINNING OF THE YEAR           832              --              --
                                 ---------------   -------------   -------------
CASH AT THE END OF THE YEAR      $          796    $        950    $        796
                                 ===============   =============   =============
ADDITIONAL DISCLOSURES:
      Income taxes paid          $           --    $         --    $         --
                                 ===============   =============   =============
      Interest paid              $           --    $         --    $         --
                                 ===============   =============   =============
                    See Accompanying Selected Information to
                    Unaudited Condensed Financial Statements

                       NT MEDIA CORP. OF CALIFORNIA, INC.
                          (Formerly known as MVD, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                              SELECTED INFORMATION
                    Substantially All Disclosures Required by
            Generally Accepted Accounting Principles are Not Included
                                 MARCH 31, 2001


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of NT Media Corporation of California, Inc. (the Company) at March 31, 2001, and the results of operations and cash flows for the quarter ended March 31, 2001.

The notes to the Condensed Financial Statements that are incorporated by reference into the 2000 Form 10-KSB should be read in conjunction with these Condensed Financial Statements.

The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

NOTE 2 - USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 3 - RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to the current year's presentation.

NOTE 4 - SUBSEQUENT EVENTS

Effective April 23, 2001, the Company declared a two and four tenths for one (2.4:1) stock split of the Company's common stock, par value $.001 per share.

Effective April 17, 2001, in connection with the stock exchange agreement, the Company issued 24,000,000 post-split shares of its common stock at $.001 par value per share, in exchange for all of the outstanding common stock of eCast Media Corporation, Inc. (eCast), in which eCast became a wholly owned subsidiary of the Company based on a conversion ratio of approximately 7.34 shares of the Company's common stock for each share of eCast's stock. This reverse merger qualified for a tax-free reorganization and will be accounted for as a recapitalization of eCast and the acquisition of NT Media Corporation of California, Inc. at its book value. The following unaudited pro forma data summarizes the combined balances and results of operations of the Company and eCast as if the merger had occurred at the beginning of 2001.

                                                                March 31, 2001
                                                             -------------------
Balance sheet:
     Current assets                                          $           28,888
     Property and equipment, net                                         14,688
     Other assets                                                       263,976
                                                             -------------------

              Total Assets                                   $         (379,778)
                                                             -------------------

Current liabilities                                                      69,265
Long-term liabilities                                                   618,065
                                                             -------------------

              Total Liabilities
                                                             -------------------

              Net Assets (Liabilities)                       $         (379,778)
                                                             ===================

                                            For the Three       From Inception
                                            Months Ended               to
                                            March 31, 2001      March 31, 2001
                                      --------------------   -------------------
Results of operations:
      Revenue                         $               111    $            2,111
      Operating income (loss)                    (195,490)           (1,092,955)
      Net (loss)                                 (203,079)           (1,109,916)
                                      --------------------   -------------------

      Earnings per share
          (basic & diluted)           $             (.007)   $            (.051)
                                      ====================   ===================


On April 24,  2001,  the  Company  changed  its name from MVD,  Inc. to NT Media
Corporation  of  California,   Inc.  In  addition,  the  Company  increased  its
authorized common shares to 100,000,000 shares.

NOTE 5 - UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses and generated no revenue since its inception, March 14, 2000. The Company has relied on its investors and shareholders to meet its cash flow requirements. The Company plans to generate the additional cash needed through the completion of additional equity, debt, or joint venture transactions. There is no assurance, however, that the Company will be able to complete its plans in the future at commercially reasonable terms, if at all, or that the Company will be able to meet its future contractual obligations.

                       NT MEDIA CORP. OF CALIFORNIA, INC.
                          (Formerly known as MVD, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                           ITEM 2 - PLAN OF OEPRATIONS
PLAN OF OPERATIONS

The following information specifies certain forward-looking statements of the management of the company. Forward-looking statements are statements that estimate the occurrence of future events not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. These forward-looking statements specified in the following paragraphs have been compiled by NT Media Corp. of California, Inc., on the basis of assumptions made by management and considered by management to be reasonable. NT Media Corp.'s operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and NT Media Corp. assumes no obligation to update any such forward-looking statements.

NT Media Corp. is active in the production, aggregation, and distribution of on-and offline content, the management on- and offline talent and literary clients, and the provision of strategic consulting services. The Company generates or will generate revenue via the following (by division): Neurotrash.com - advertising, e-commerce, sponsorships, B2B content sales and syndication, subscription and premium services; NT Management - client management (derived as a percentage of client compensation on a project by project basis); NT Entertainment - producing, licensing/acquisition (theatrical, network television, cable television, home video, syndication, and foreign territories), percentage of box office and ancillary gross or adjusted gross revenue; and NT Consulting - consulting fees and commissions. NT Media Corp. is still considered to be a development stage company, with no significant revenue. During 2000, the Company entered into various E-Commerce agreements, including the agreements with GearDirect.com and Earthsports.com, to sell consumer products on the Company's Web Site for a commission of 15% to 20%. Since inception, the Company was able to generate approximately $2,000 of revenue. NT Media Corp. has financed its operations to date mainly through the issuance of convertible debt and equity securities.

NT Media Corp. has recruited  experienced  staff and  established  pipelines for entertainment projects and properties, talent and literary clients, and consulting engagements. NT Entertainment will continue to grow its project flow through its existing relationships within and beyond the entertainment and media establishment, by forging new relationships and leveraging resources across all NT Media Corp. divisions.

The Company will implement marketing and public relations campaigns seeking to increase its revenue, knowledge, scope, and competitiveness of NT Media Corp. and each of its business units. During the next 12 months, the Company plans to spend $100,000 for marketing and public relations campaigns.

During the next twelve months, NT Media Corp. plans to satisfy its cash requirements through the issuance of additional convertible debt and equity securities. NT Media Corp. will need a minimum of $1,000,000 to satisfy its cash requirements for the next 12 months. The Company plans to raise $1,000,000 to provide the Company with enough funds for the next 12 months of operation and future plans of expansion. There can be no assurance that NT Media Corp. will be successful in raising the capital it requires.

NT Media Corp. anticipates development of entertainment properties for which it expects to incur development costs, including 1) optioning and/or acquiring rights to screenplays, books, foreign television programs, foreign films, life stores, magazine and newspaper articles, and film and television pitches, and 2) hiring writers to write, re-write, and polish entertainment properties in development. The Company estimates that the cost for these plans will be approximately $200,000.

NT Media Corp. does not anticipate the purchase or sale of plant or any significant equipment.

The Company presently employs seven staff members, including officers and directors, and anticipates increasing the number of employees by approximately 50% in the next twelve months. Salary expenses for the next 12 months may reach as high as $500,000.

With the exception of the lease on its primary business address, NT Media Corp. has no material commitments. The Company's operating leases for the current premises will expire on various dates through May 20, 2003 and provide for no renewal options. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. The leases provide for increases in future minimum annual rental payments based on defined increases in the Consumer Price Index, subject to certain minimum increases. Also, the leases generally require the Company to pay executory costs (real estate taxes, insurance, and repairs). The future minimum lease commitment for the year ended December 31, 2001, 2002, and 2003 will be $82,853, $63,179, and
36,575, respectively.

To the extent the Company is able to obtain  sufficient  capital for its use and
purposes  set  forth  herein,   NT  Media  Corp.  will  be  able  to  accelerate
implementation of its business plan.

Liquidity and Capital Resources.

At March 31, 2000, the Company had cash and cash equivalents of $796. Because we are not generating substantial revenues from adverting, commissions, or licensing of our products, our only external sources of liquidity is from the issuance of convertible debt and sale of our capital stock.

From inception, the Company incurred significant operating losses and utilized significant amounts of cash to fund operations. The Company is in a critical stage in its growth as it continues to transition from a development stage company to a fully operational company with complete marketing and production capabilities.

NT Media Corp.'s primary business address is 5410 Wilshire Blvd, 7th Floor, Los Angeles, California. The telephone number of its principal executive office is 323-954-3995.














                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NT Media Corp. of California, Inc.

                              By: /s/ Christian Mehringer
                                 ---------------------------
                                      Christian Mehringer
                                      Chief Executive Officer

Dated May 30, 2001