Form 10QSB
period 2001-06-30
NT MEDIA CORP OF CALIFORNIA INC
filed 2001-08-08
CIK 318622

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2001

     [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)


                          Commission File No. 000-31012




                       NT Media Corp. of California, Inc.
              ----------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


                 Delaware                                94-3357128
     -------------------------------              ------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation of organization)                Identification No.)

            5410 Wilshire Boulevard, Los Angeles, California  90036
        ----------------------------------------------------------------
                     (Address of principal executive office


                                 (323) 954-3995
                          ----------------------------
                           (Issuer's telephone number)

Check whether the issuer has (1) filed all reports required by Section 12 or 15(d) of the Exchange Act during the past 12 months, and 2) been subject to such filing requirements for the past ninety (90) days. Yes [ X ] No [ ]

As of June 30, 2001, 30,000,000 shares of Common Stock were outstanding.

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (Formerly known as MVD, Inc.)
                          (DEVELOPMENT STAGE COMPANIES)




                                      INDEX

                                                                     Page
                                                                 ------------
PART 1: FINANCIAL INFORMATION

ITEM 1 - Financial Statements

      Independent Accountants' Report                                 2

      Condensed Consolidated Balance Sheet (Unaudited)
                      as of June 30, 2001                             3

      Condensed Consolidated Statements of Operations
           For the Three Months and Six Months Ended
             June 30, 2001 and 2000 (Unaudited),
           For the Period From June 4, 1999 (Inception)
                       to June 30, 2001                               4

      Condensed Consolidated Statements of Cash Flows
           For the Six Months Ended June 30, 2001
                       and 2000 (Unaudited),
           For the Period From June 4, 1999 (Inception)
                       to June 30, 2001                               5

      Selected Information - Substantially All
           Disclosures Required by Generally Accepted
           Accounting Principles are Not Included                     6 - 9

ITEM 2 - Plan of Operations                                          10 - 12

Signature                                                            13

                         INDEPENDENT ACCOUNTANTS' REPORT





July 30, 2001


To The Board of Directors and Stockholders
NT Media Corp. of California, Inc. and Subsidiary
Encino, California

We have reviewed the accompanying condensed consolidated balance sheet of NT Media Corp. of California, Inc. and Subsidiary (Delaware Development Stage Companies) as of June 30, 2001, the related condensed consolidated statements of operations for the three months and six months ended June 30, 2001, and for the period from June 4, 1999 (inception) to June 30, 2001, the condensed consolidated statements of cash flows for the six months ended June 30, 2001 and for the period from June 4, 1999 (inception) to June 30, 2001. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the June 30, 2001 condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

The financial statements for the periods ended June 30, 2000 have not been reviewed by us, and accordingly, we express no opinion or other form of assurance on them.




CALDWELL, BECKER, DERVIN, PETRICK & CO., L.L.P.
Woodland Hills, California

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (Formerly known as MVD, Inc.)
                          (DEVELOPMENT STAGE COMPANIES)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
     Cash                                                 $           21,609

PROPERTY AND EQUIPMENT,
  net of accumulated depreciation                                     13,783

WEB SITE  DEVELOPMENT COSTS,
  net of accumulated amortization                                    227,864

OTHER ASSETS
     Deposits                                                         11,700
                                                         -------------------
             Total Assets                                 $          274,956
                                                         ===================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable and accrued expenses                $           84,374

CONVERTIBLE NOTES PAYABLE                                            825,612
                                                         -------------------
             Total Liabilities                                       909,986
                                                         -------------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, par value $.001 per share;
    5,000,000 shares authorized, no shares issued
    and outstanding                                                       --
  Common stock, par value $.001 per share;
    100,000,000 shares authorized, 30,000,000
    shares issued and outstanding                                     30,000
  Additional paid-in capital                                         762,333
  Note receivable from stock sales                                   (69,483)
  (Deficit) accumulated during development stage - NT
    Media                                                            (27,850)
  (Deficit) accumulated during development stage -
    eCast                                                         (1,330,030)
                                                         -------------------
             Total Stockholders' (Deficit)                          (635,030)
                                                         -------------------
             Total Liabilities and Stockholders' (Deficit) $         274,956
                                                         ===================
   See Accompanying Selected Information to Unaudited Condensed Consolidated
                              Financial Statements

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (Formerly known as MVD, Inc.)
                          (DEVELOPMENT STAGE COMPANIES)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                For the
                                                                                              Period from
                                    For the Three Months Ended     For The Six Months Ended   June 4, 1999
                                                 June 30,                   June 30,         (Inception) to
                                    --------------------------   --------------------------     June 30,
                                        2001           2000            2001         2000          2001
                                    -----------   ------------   ------------   -----------   ------------
REVENUE                             $    34,598   $         --   $     34,709   $        --   $     36,709
                                    -----------   ------------   ------------   -----------   ------------
OPERATING EXPENSES
    Advertising                           1,605         69,465          1,605        69,465         77,821
    Depreciation and amortization        25,317            627         50,639         1,254         70,201
    Licensing and production
      expenses                           33,339         24,642         34,339        28,792        115,549
    Professional fees                    54,198          8,958         86,951        18,612        150,884
    Public relations                         --         34,336             --        37,336         39,428
    Rent                                 23,343         12,225         38,116        18,285         93,079
    Salaries - Web site development
      and maintenance                    61,602         39,104        120,479        57,536        309,808
    Salaries - administrative            15,400          9,776         35,025        14,384        100,357
    Travel                               11,125         13,062         11,485        15,670         46,934
    Web hosting services                 22,106          6,800         32,090         6,800         81,091
    Other                                31,584         44,132         58,228        68,784        252,479
                                    -----------   ------------   ------------   -----------   ------------
      Total Operating Expenses          279,619        263,127        468,957       336,918      1,337,631
                                    -----------   ------------   ------------   -----------   ------------
      (Loss) Before Other Income
        (Expenses) and Provision
        for Income Taxes               (245,021)      (263,127)      (434,248)     (336,918)    (1,300,922)

OTHER (EXPENSES)
    Interest expense                    (10,547)            --        (18,136)           --        (25,108)
                                    -----------   ------------   ------------   -----------   ------------
      (Loss) Before Provision for
        Income Taxes                   (255,568)      (263,127)      (452,384)     (336,918)    (1,326,030)

(PROVISION) FOR INCOME TAXES
                                         (1,600)            --         (1,600)           --         (4,000)
                                    -----------   ------------   ------------   -----------   ------------
        Net (Loss)                  $  (257,168)  $   (263,127)  $   (453,984)  $  (336,918)  $ (1,330,030)
                                    ===========   ============   ============   ===========   ============
        (Loss) per common share     $     (.011)  $      (.020)  $      (.019)  $     (.024)  $      (.062)
                                    ===========   ============   ============   ===========   ============
Weighted average common
 shares outstanding                  23,878,674     18,693,057     23,878,674    18,693,057     22,070,910
                                    ===========   ============   ============   ===========   ============

   See Accompanying Selected Information to Unaudited Condensed Consolidated
                              Financial Statements

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (Formerly known as MVD, Inc.)
                          (DEVELOPMENT STAGE COMPANIES)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     For the Period
                                                                                          from
                                                           For the Six Months Ended    June 4, 1999
                                                                     June 30,         (Inception) to
                                                         ---------------------------     June 30,
                                                             2001           2000           2001
 CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:     -------------  ------------  --------------
    Net (loss)                                           $   (453,984)  $  (336,918)  $  (1,330,030)
   Adjustments to reconcile net (loss) to
     net cash provided by operating activities:
    Depreciation                                               50,639         1,254          70,201
    Operating expenses paid by reducing
      note receivable from officer                              5,000            --          10,000
    Increase in accounts payable and accrued expenses           8,086        21,670          84,373
    (Decrease) in payroll taxes payable                            --        (8,026)             --
    Increase in accrued interest for convertible notes         18,136            --          24,612
    (Increase) in deposits                                         --        (4,750)        (11,700)
                                                         ------------   -----------   -------------
        Net Cash Flows (Used) by Operating Activities        (372,123)     (326,770)     (1,152,544)
                                                         ------------   -----------   -------------
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
     Notes receivable from officers                                 --       (10,000)        (16,048)
    Proceeds from notes receivable from officers                   --         6,048           6,048
    Investment in property and equipment                         (780)       (5,047)        (18,879)
    Investment in Web site development costs                       --      (124,334)       (292,968)
                                                         ------------   -----------   -------------
        Net Cash Flows (Used) by Investing Activities            (780)     (133,333)       (321,847)
                                                         ------------   -----------   -------------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
    Proceeds from note payable to officer                          --            --           5,000
    Payment of note payable to officer                             --            --          (5,000)
    Proceeds from common stock issued                              --       460,000         695,000
    Proceeds from issuance of convertible notes               391,000            --         801,000
                                                         ------------   -----------   -------------
        Net Cash Flows Provided by Financing Activities       391,000       460,000       1,496,000
                                                         ------------   -----------   -------------
INCREASE (DECREASE) IN CASH                                    18,097          (103)         21,609

CASH AT THE BEGINNING OF THE PERIOD                             3,512        42,164              --
                                                         ------------   -----------   -------------
CASH AT THE END OF THE PERIOD                            $     21,609   $    42,061   $      21,609
                                                         ============   ===========   =============
ADDITIONAL DISCLOSURES:
      Income taxes paid                                  $      1,600   $        --   $       4,000
                                                         ============   ===========   =============
      Interest paid                                      $         --   $        --   $          --
                                                         ============   ===========   =============

   See Accompanying Selected Information to Unaudited Condensed Consolidated
                              Financial Statements

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (Formerly known as MVD, Inc.)
                          (DEVELOPMENT STAGE COMPANIES)
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principles are Not Included
                                  JUNE 30, 2001

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of NT Media Corp. of California, Inc. (NT Media or the Company) and its wholly owned subsidiary, eCast Media Corporation, Inc. (eCast), which are Delaware development stage companies. Subsequent to the stock exchange agreement on April 17, 2001 (see Note 5), all of NT Media's activities cease. The remaining business activities are that of eCast. The condensed consolidated statements of operations for the three months and six months ended June 30, 2001 and for the period from June 4, 1999 (inception) to June 30, 2001 and the condensed consolidated statements of cash flows for the six months ended June 30, 2001 and 2000 and for the period from June 4, 1999 (inception) to June 30, 2001 represent the results of operations and cash flows of eCast. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of NT Media Corp. of California, Inc. and Subsidiary (the Company) at June 30, 2001, the results of operations for the three months and six months ended June 30, 2001 and for the period from June 4, 1999 (inception) to June 30, 2001, the condensed consolidated statements of cash flows for the six months ended June 30, 2001 and 2000 and for the period from June 4, 1999 (inception) to June 30, 2001.

The notes to the Financial Statements that are incorporated by reference into the 2000 Form 10KSB and Form 8-K, which were previously filed, should be read in conjunction with these Condensed Consolidated Financial Statements.

The results of operations for the three months and six months periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

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

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (Formerly known as MVD, Inc.)
                          (DEVELOPMENT STAGE COMPANIES)
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principles are Not Included
                                  JUNE 30, 2001

NOTE 4 - NAME CHANGE

On April 24, 2001, the Company changed its name from MVD, Inc. to NT Media Corp. of California, Inc.

NOTE 5 - STOCK EXCHANGE AGREEMENT

Effective April 17, 2001, in connection with the stock exchange agreement, the Company issued approximately 24,000,000 post-split shares of its common stock at $.001 par value per share, in exchange for all of the outstanding common stock of eCast Media Corporation, Inc. (eCast), in which eCast became a wholly owned subsidiary of the Company based on a conversion ratio of approximately 7.34 shares of the Company's common stock for each share of eCast's stock. This reverse merger qualified for a tax-free reorganization and will be accounted for as a recapitalization of eCast and the acquisition of NT Media Corp. of California, Inc. and Subsidiary at its book value.

eCast is a diversified media company active in the production, aggregation, and distribution of on and offline content, the management of on and offline talent, and the provision of strategic consulting services. Based in Los Angeles, California, the Company's primary operations include Gen-Y Netcaster Neurotrash.com (NT), full service management division - NT Management, film and television production division - NT Entertainment, and strategy consulting group
- NT Consulting.

The following unaudited pro forma summary results of operations data have been prepared assuming that the NT Media and eCast stock exchange agreement had occurred at the beginning of the periods presented. The consolidated results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented.

                                       For the Three Months Ended     For The Six Months Ended
                                                   June 30,                    June 30,
                                       ---------------------------    -------------------------
                                            2001          2000          2001           2000
                                        (Unaudited)   (Unaudited)     (Unaudited)   (Unaudited)
                                       ------------   ------------    -----------   -----------
Net revenue                            $     34,598   $         --    $    34,709   $        --
                                       ============   ============    ===========   ===========
Net (loss)                             $   (247,964)  $   (270,304)   $  (451,043)  $  (350,533)
                                       ============   ============    ===========   ===========
Basic and diluted net (loss) per share $      (.008)  $      (.012)   $     (.015)  $     (.016)
                                       ============   ============    ===========   ===========

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (Formerly known as MVD, Inc.)
                          (DEVELOPMENT STAGE COMPANIES)
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principles are Not Included
                                  JUNE 30, 2001

NOTE 6 - STOCKHOLDERS' EQUITY

Effective April 23, 2001, the Company declared a two and four tenths for one (2.4:1) stock split of the Company's common stock, par value $.001 per share.

On April 4, 2001, eCast issued 40,872 shares of its common stock, an equivalent of 720,001 post-split common shares of NT Media, to an eCast officer at $1.70 per share for a note receivable of $69,483.

On April 24, 2001, the Company increased its authorized common shares to 100,000,000 shares.

The following is an analysis of activities in the Stockholders' Equity for the six months ended June 30, 2001:

                                                                          Note
                         Preferred Stock    Common Stock     Additional Receivable
                          --------------  ------------------   Paid-In    From      Retained
                          Shares Amount   Shares     Amount   Capital     Stock     (Deficit)    Balance
                                                                          Sales
                          ------ ------  ---------- -------- ---------- --------- ------------  ----------
Balance at 12/31/00           --  $  --  23,279,999 $ 23,280 $  671,720 $     --  $   (876,046) $(181,046)
April 4, 2001
  Note receivable from        --     --     720,001      720     68,763  (69,483)           --          --
    stock sales
April 17, 2001
 Stock exchange agreement
with NT Media                             6,000,000    6,000     21,850                (27,850)         --
June 30, 2001
  Net (loss)                  --     --          --       --         --       --      (453,984)   (453,984)
                          ------ ------  ---------- -------- ---------- --------  ------------  ----------
Balance at 6/30/01            --  $  --  30,000,000 $ 30,000 $  762,333 $(69,483) $ (1,357,880) $(635,030)
                          ====== ======  ========== ======== ========== ========  ============  ==========

NOTE 7 - CONCENTRATION

For the quarter ended June 30, 2001, revenue received from one customer accounted for 93% of total revenue.

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (Formerly known as MVD, Inc.)
                          (DEVELOPMENT STAGE COMPANIES)
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principles are Not Included
                                  JUNE 30, 2001


NOTE 8 - UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses since its inception, June 4, 1999. The Company has relied on its investors, convertible note holders, and stockholders to meet its cash flow requirements. The Company plans to generate the additional cash needed through the completion of additional equity, debt, or joint venture transactions. There is no assurance, however, that the Company will be able to complete its plans in the future at commercially reasonable terms, if at all, or that the Company will be able to meet its future contractual obligations.

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (Formerly known as MVD, Inc.)
                          (DEVELOPMENT STAGE COMPANIES)
                           ITEM 2 - PLAN OF OPERATIONS

PLAN OF OPERATIONS

The following information specifies certain forward-looking statements of the management of the company. Forward-looking statements are statements that estimate the occurrence of future events not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. These forward-looking statements specified in the following paragraphs have been compiled by NT Media Corp. on the basis of assumptions made by management and considered by management to be reasonable. NT Media Corp.'s operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements.

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

NT Media Corp. is active in the production, aggregation, and distribution of on-and-offline content, the management of on-and-offline talent and literary clients, and the provision of strategic consulting and business development services. The Company generates or will generate revenue via the following (by division): Neurotrash.com - advertising, e-commerce, sponsorships, B2B content sales and syndication, subscription and premium services; NT Management - client management (derived as a percentage of client compensation on a project by project basis); NT Entertainment - producing, licensing/acquisition (theatrical, network television, cable television, home video, syndication, and foreign territories), percentage of box office and ancillary gross or adjusted gross revenue; and NT Consulting - consulting fees and commissions. NT Media Corp. is still considered to be a development stage company. Since inception, the Company was able to generate $36,709 of revenue. NT Media Corp. has financed its operations to date mainly through the issuance of convertible debt and equity securities.

NT Media Corp. has recruited  experienced  staff and  established  pipelines for entertainment projects and properties, talent and literary clients, and consulting engagements. NT Entertainment will continue to expand its project flow through its existing relationships within and beyond the entertainment and media establishment, by forging new relationships and leveraging resources across all NT Media Corp. divisions.

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (Formerly known as MVD, Inc.)
                          (DEVELOPMENT STAGE COMPANIES)
                           ITEM 2 - PLAN OF OPERATIONS

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

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (Formerly known as MVD, Inc.)
                          (DEVELOPMENT STAGE COMPANIES)
                           ITEM 2 - PLAN OF OPERATIONS


Liquidity and Capital Resources.

At June 30, 2001, the Company had cash and cash equivalents of $21,609. Because we are not generating substantial revenues from adverting, commissions, or licensing of our products, our only external sources of liquidity is from the issuance of convertible debt and sale of our capital stock.

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

                                    Signature
                                    ---------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      NT Media Corp. of California, Inc.
                                      ----------------------------------


Date: August 7, 2001                  By: /s/ Christian Mehringer
                                      ----------------------------------
                                          Christian Mehringer
                                          Chief Executive Officer