Form 10QSB
period 2001-09-30
NT MEDIA CORP OF CALIFORNIA INC
filed 2001-11-14
CIK 318622

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2001

     [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)


                          Commission File No. 000-31012




                       NT Media Corp. of California, Inc.
              ----------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


                 Delaware                                94-3357128
     -------------------------------              ------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation of organization)                Identification No.)

            9229 Sunset Blvd. #401, Los Angeles, California  90069
        ----------------------------------------------------------------
                     (Address of principal executive office


                                 (310) 205-4825
                          ----------------------------
                           (Issuer's telephone number)

Check whether the issuer has (1) filed all reports required by Section 12 or 15(d) of the Exchange Act during the past 12 months, and 2) been subject to such filing requirements for the past ninety (90) days. Yes [ X ] No [ ]

As of September 30, 2001, 30,000,000 shares of Common Stock were outstanding.

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (Formerly known as MVD, Inc.)
                          (DEVELOPMENT STAGE COMPANIES)


                                      INDEX

                                                                     Page
                                                                 ------------

PART 1: FINANCIAL INFORMATION

ITEM 1 - Financial Statements

   Independent Accountants' Report                                         3

   Condensed Consolidated Balance Sheet
          (Unaudited) as of September 30, 2001                             4

   Condensed Consolidated Statements of Operations
      For the Three Months Ended September 30, 2001
                       and 2000 (Unaudited),
      For the Nine Months Ended September 30, 2001
                      (Unaudited) and 2000 (Audited), and
      For the Period From June 4, 1999 (Inception)
                       to September 30, 2001                               5

   Condensed Consolidated Statements of Cash Flows
      For the Nine Months Ended September 30, 2001
                       (Unaudited) and 2000 (Audited),
      For the Period From June 4, 1999 (Inception)
                       to September 30, 2001                             6 - 7

   Selected Information - Substantially All Disclosures
                       Required by Generally
      Accepted Accounting Principles are Not Included                    8 - 11

ITEM 2 - Plan of Operations                                             12 - 13

                         INDEPENDENT ACCOUNTANTS' REPORT





November 8, 2001


To The Board of Directors and Stockholders
NT Media Corp. of California, Inc. and Subsidiary
Encino, California

We have reviewed the accompanying condensed consolidated balance sheet of NT Media Corp. of California, Inc. and Subsidiary (Delaware Development Stage Companies) as of September 30, 2001, the related condensed consolidated statements of operations for the three months ended September 30, 2001 and 2000 (unaudited), for the nine months ended September 30, 2001 (unaudited) and 2000 (audited), and for the period from June 4, 1999 (inception) to September 30, 2001, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2001 (unaudited) and 2000 (audited) and for the period from June 4, 1999 (inception) to September 30, 2001. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the September 30, 2001 condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

The financial statements for the three months ended September 30, 2000 have not been reviewed by us, and accordingly, we express no opinion or other form of assurance on them. We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of NT Media Corp. of California, Inc. and Subsidiary as of September 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the nine months ended September 30, 2000; and in our report dated February 13, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of operations and cash flows for the nine months ended September 30, 2000 is fairly stated, in all material respects, in relation to the consolidated statement of operations and cash flows from which it has been derived.



CALDWELL, BECKER, DERVIN, PETRICK & CO., L.L.P.
Woodland Hills, California

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (Formerly known as MVD, Inc.)
                          (DEVELOPMENT STAGE COMPANIES)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
     Cash                                              $               90

PROPERTY AND EQUIPMENT,
  net of accumulated depreciation                                  11,586

WEB SITE  DEVELOPMENT,                                            121,450
  net of accumulated amortization

OTHER ASSETS                                                        3,880
                                                      -------------------
             Total Assets                              $          137,006
                                                      ===================
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Cash overdraft                                    $            8,101
     Accounts payable and accrued expenses                        150,227
     Note payable (Includes interest of $289)                      32,689
                                                      -------------------
             Total Current Liabilities                            191,017
                                                      -------------------
CONVERTIBLE NOTES PAYABLE (Includes interest of $37,058)          838,058
                                                      -------------------
             Total Liabilities                                  1,029,075
                                                      -------------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock,  par value $.001 per share; 5,000,000
   shares authorized, no shares issued and outstanding                 --
  Common  stock,  par value $.001 per share;  100,000,000
   shares  authorized,   30,000,000  shares  issued  and
   outstanding                                                     30,000
  Additional paid-in capital                                      762,333
  Note receivable from stock sales                                (69,483)
  (Deficit) accumulated during development stage - NT
    Media                                                         (27,850)
  (Deficit) accumulated during development stage - eCast       (1,587,069)
                                                      -------------------
             Total Stockholders' (Deficit)                       (892,069)
                                                      -------------------
             Total Liabilities and Stockholders'
                                            (Deficit)  $          137,006
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

                                                                                                                   For the
                                        For the Three Months Ended            For The Nine Months Ended          Period from
                                              September 30,                         September 30,                June 4, 1999
                                   -----------------------------------   ----------------------------------     (Inception) to
                                      (Unaudited)        (Unaudited)         (Unaudited)        (Audited)        September 30,
                                         2001               2000                2001              2000               2001
                                   ----------------   ----------------   ----------------   ---------------   ----------------
REVENUE                             $           219    $            --    $        34,928    $           --    $        36,928
                                   ----------------   ----------------   ----------------   ---------------   ----------------
OPERATING EXPENSES
    Advertising                                 615              5,723              2,220            75,188             78,436
    Depreciation and amortization            25,319                626             75,957             1,880             95,520
    Licensing and production
      expenses                                  165             31,366             34,504            60,158            115,714
    Professional fees                        29,528             11,607            116,207            30,219            180,412
    Public relations                             --                418                 --            37,754             39,428
    Rent                                     53,444             12,700             91,559            30,985            146,523
    Salaries - Web site development
      and maintenance                        15,867             69,098            136,346           126,634            325,675
    Salaries - administrative                 3,967             17,275             38,992            31,659            104,324
    Travel                                    1,878              2,063             13,364            17,733             48,812
    Web hosting services                     12,049             10,453             44,303            17,253             93,140
    Other                                    21,729             49,090             80,785           117,874            274,208
                                   ----------------   ----------------   ---------------    ---------------   ----------------
      Total Operating Expenses              164,561            210,419            634,237           547,337          1,502,192
                                   ----------------   ----------------   ----------------   ---------------   ----------------
      (Loss) Before Other Income
        (Expenses) and Provision
        for Income Taxes                   (164,342)          (210,419)          (599,309)         (547,337)        (1,465,264)

OTHER INCOME (EXPENSES)
    Interest income                           2,066                 --              2,066                --              2,066
    Impairment loss                         (82,000)                --            (82,000)               --            (82,000)
    Interest expense                        (12,763)            (1,596)           (30,180)           (1,596)           (37,871)
                                   ----------------   ----------------   ----------------   ---------------   ----------------
      (Loss) Before Provision for
        Income Taxes                       (257,039)          (212,015)          (709,423)         (548,933)        (1,583,069)

(PROVISION) FOR INCOME TAXES
                                                 --             (1,600)            (1,600)           (1,600)            (4,000)
                                   ----------------   ----------------   ----------------   ---------------   ----------------
        Net (Loss)                  $      (257,039)   $      (213,615)   $      (711,023)   $     (550,533)   $    (1,587,069)
                                   ================   ================   ================   ===============   ================
        (Loss) per common share     $         (.009)   $         (.010)   $         (.026)   $        (.026)   $         (.068)
                                   ================   ================   ================   ===============   ================
Weighted average common                  30,000,000         23,279,999         27,425,055        20,954,534         23,259,249
shares outstanding                 ================   ================   ================   ===============   ================

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

                                                                  For the Nine Months Ended         For the Period
                                                                        September 30,              from June 4, 1999
                                                              ----------------------------------    (Inception) to
                                                                 (Unaudited)        (Audited)        September 30,
                                                                    2001              2000               2001
                                                              ----------------  ----------------   ----------------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
    Net (loss)                                                 $     (711,023)   $     (550,533)   $    (1,587,069)
    Adjustments to reconcile net (loss) to net cash
      provided by operating activities:
      Depreciation                                                     75,957             1,880             95,519
      Operating expenses paid by reducing note receivable
        from officer                                                    5,000             2,500             10,000
      Increase in accounts payable and accrued expenses                73,941            41,560            150,228
      (Decrease) in payroll taxes payable                                  --            (8,026)                --
      Increase in accrued interest for convertible notes               30,582             1,596             37,058
      Increase in accrued interest for note payable                       289                --                289
      Increase in impairment loss                                      82,000                --             82,000
      Loss on disposal of asset                                         1,292                --              1,292
      Increase in interest receivable                                  (2,059)               --             (2,059)
      Decrease (Increase) in deposits                                   9,878            (9,750)            (1,822)
                                                             ----------------  ----------------   ----------------
             Net Cash Flows (Used) by Operating Activities           (434,143)         (520,773)        (1,214,564)
                                                             ----------------  ----------------   ----------------
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
      Notes receivable from officers                                       --           (10,000)           (16,048)
      Proceeds from notes receivable from officers                         --             6,048              6,048
      Investment in property and equipment                               (780)           (6,829)           (18,879)
      Investment in Web site development costs                             --          (164,634)          (292,968)
                                                             ----------------  ----------------   ----------------
         Net Cash Flows (Used) by Investing Activities                   (780)         (175,415)          (321,847)
                                                             ----------------  ----------------   ----------------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
    Proceeds from note payable to officer                                  --             5,000              5,000
    Payment of note payable to officer                                     --            (5,000)            (5,000)
    Proceeds from note payable                                         32,400                --             32,400
    Proceeds from common stock issued                                      --           460,000            695,000
    Proceeds from issuance of convertible notes                       391,000           250,000            801,000
                                                             ----------------  ----------------   ----------------
         Net Cash Flows Provided by Financing Activities              423,400           710,000          1,528,400
                                                             ----------------  ----------------   ----------------
INCREASE (DECREASE) IN CASH                                           (11,523)           13,812             (8,011)

CASH AT THE BEGINNING OF THE PERIOD                                     3,512            42,164                 --
                                                             ----------------  ----------------   ----------------
CASH AT THE END OF THE PERIOD                                  $       (8,011)   $       55,976    $        (8,011)
                                                             ================  ================   ================

   See Accompanying Selected Information to Unaudited Condensed Consolidated
                              Financial Statements

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (Formerly known as MVD, Inc.)
                          (DEVELOPMENT STAGE COMPANIES)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                  For the Nine Months Ended         For the Period
                                                                        September 30,              from June 4, 1999
                                                              ----------------------------------    (Inception) to
                                                                 (Unaudited)        (Audited)        September 30,
                                                                    2001              2000               2001
                                                              ----------------  ----------------   ----------------

ADDITIONAL DISCLOSURES:
      Income taxes paid                                        $        1,600    $        1,600    $         4,000
                                                              ================  ================   ================

      Interest paid                                            $           --    $           --    $            --
                                                              ================  ================   ================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Disposal of property and equipment                       $        2,095    $           --    $         2,095
                                                              ================  ================   ================
























   See Accompanying Selected Information to Unaudited Condensed Consolidated
                              Financial Statements

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (Formerly known as MVD, Inc.)
                          (DEVELOPMENT STAGE COMPANIES)
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principles are Not Included
                               SEPTEMBER 30, 2001

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of NT Media Corp. of California, Inc. (NT Media or the Company) and its wholly owned subsidiary, eCast Media Corporation, Inc. (eCast), which are Delaware development stage companies. Subsequent to the stock exchange agreement on April 17, 2001 (See Note 4), all of NT Media's activities ceased. The remaining business activities are that of eCast. The condensed consolidated statements of operations for the three months and nine months ended September 30, 2001 and for the period from June 4, 1999 (inception) to September 30, 2001 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000 and for the period from June 4, 1999 (inception) to September 30, 2001 represent the results of operations and cash flows of eCast.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of NT Media at September 30, 2001, the results of operations for the three months and nine months ended September 30, 2001 and for the period from June 4, 1999 (inception) to September 30, 2001, the condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000 and for the period from June 4, 1999 (inception) to September 30, 2001.

The notes to the Financial Statements that are incorporated by reference into the 2000 Form 10KSB and Form 8-K, which were previously filed, should be read in conjunction with these Condensed Consolidated Financial Statements.

The results of operations for the three months and nine months periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

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

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (Formerly known as MVD, Inc.)
                          (DEVELOPMENT STAGE COMPANIES)
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principles are Not Included
                               SEPTEMBER 30, 2001

NOTE 4 - STOCK EXCHANGE AGREEMENT

Effective April 17, 2001, in connection with the stock exchange agreement, the Company issued approximately 24,000,000 post-split shares of its common stock at $.001 par value per share, in exchange for all of the outstanding common stock of eCast, in which eCast became a wholly owned subsidiary of the Company based on a conversion ratio of approximately 7.34 shares of the Company's common stock for each share of eCast's stock. This reverse merger qualified for a tax-free reorganization and will be accounted for as a recapitalization of eCast and the acquisition of NT Media and Subsidiary at its book value.


NOTE 4 - STOCK EXCHANGE AGREEMENT

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

                               For the Three               For The Nine
                                Months Ended               Months Ended
                                September 30,              September 30,
                       -----------------------------  --------------------------
                           2001            2000            2001          2000
                        (Unaudited)    (Unaudited)     (Unaudited)   (Unaudited)
                       -------------  --------------  ------------- -----------
Net revenue            $        219    $        --     $    34,709   $      --
                        ===========   ============    ============  ==========
Net (loss)             $   (257,039)   $  (222,514)    $  (717,286)  $(573,047)
                        ===========   ============    ============  ==========
Basic and diluted net
   (loss) per share    $      (.009)   $     (.011)    $     (.026)  $   (.027)
                        ===========   ============    ============  ==========

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (Formerly known as MVD, Inc.)
                          (DEVELOPMENT STAGE COMPANIES)
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principles are Not Included
                               SEPTEMBER 30, 2001

NOTE 5 - STOCKHOLDERS' EQUITY

The following is an analysis of activities in the Stockholders' Equity for the nine months ended September 30, 2001:

                                                                                       Note
                                         Preferred                                   Receivable
                                           Stock         Common Stock     Additional   From
                                      -------------- --------------------  Paid-In     Stock   Accumulated
                                      Shares  Amount   Shares     Amount   Capital     Sales    (Deficit)      Balance
                                      ------ ------- ----------  -------- ---------- --------- -----------    ----------

 Balance at December 31, 2000             --  $  --  23,279,999  $ 23,280  $671,720   $     --  $  (876,046)  $ (181,046)
 April 4, 2001
  Note receivable from stock sales        --     --     720,001       720    68,763    (69,483)          --           --
 April 17, 2001
  Stock exchange agreement with NT Media              6,000,000     6,000    21,850                 (27,850)          --
 September 30, 2001
  Net (loss)                              --     --          --        --        --         --     (711,023)    (711,023)
                                      ------ ------  ----------  -------- ---------  --------- ------------   ----------

 Balance at September 30, 2001            --  $  --  30,000,000  $ 30,000  $762,333   $(69,483) $(1,614,919)  $ (892,069)
                                      ====== ======  ==========  ======== =========  ========= ============   ==========

NOTE 6 - CONCENTRATION

For the nine months ended September 30, 2001, revenue received from one customer accounted for 93% of total revenue.

NOTE 7 - COMMITMENT

On September 19, 2001, the Company entered a new operating lease agreement for its current operating and office facility. The monthly lease payment is $1,821. The lease expires April 30, 2002 and does not provide for any renewal options. In the normal course of business, it is expected that the lease will be renewed or replaced by leases on other properties.

NOTE 8 - LITIGATION

The Company's subsidiary, eCast, is a defendant in a suit in which the lessor is seeking recovery of an unspecified amount of lost rent. The dispute is a result of a typical landlord-tenant disagreement involving conditions of the leased space, terms of the lease agreement, and performance on such agreement by each of the parties. The Company's counsel estimated that eCast might be liable for approximately $13,500. For the quarter ended September 30, 2001, the Company, in consolidating its financial statements with the subsidiary, recorded additional rent expense of $13,500.

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (Formerly known as MVD, Inc.)
                          (DEVELOPMENT STAGE COMPANIES)
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principles are Not Included
                               SEPTEMBER 30, 2001

NOTE 9 - IMPAIRMENT LOSS

Long-lived assets are reviewed when indicators of impairment are present and undiscounted cash flows are not sufficient to recover the related asset carrying amount. At September 30, 2001, web site development asset, net of accumulated amortization, totaled $203,450. During the quarter ended September 30, 2001, the Company reviewed its web site development asset. This review indicated that the web site development asset was impaired, as determined based on the projected cash flows for the next two years. Consequently, the carrying value of the web site development asset was written down by $82,000 as a component of operating expenses during the quarter ended September 30, 2001.

NOTE 10 - NOTE PAYABLE

During the quarter ended September 31, 2001, the Company borrowed $32,400 from an unrelated party. The note is unsecured and due on demand with an interest rate of 6%.

NOTE 11 - UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses since its inception, June 4, 1999. The Company has relied on its investors, convertible note holders and stockholders to meet its cash flow requirements. The Company plans to generate the additional cash needed through the completion of additional equity, debt, or joint venture transactions. There is no assurance, however, that the Company will be able to complete its plans in the future at commercially reasonable terms, if at all, or that the Company will be able to meet its future contractual obligations.

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

NT Media Corp. is active in the production, aggregation, and distribution of on-and-offline content, the management of on-and-offline talent and literary clients, and the provision of strategic consulting and business development services. The Company generates or will generate revenue via the following (by division): Neurotrash.com - advertising, e-commerce, sponsorships, B2B content sales and syndication, subscription and premium services; NT Management - client management (derived as a percentage of client compensation on a project by project basis); NT Entertainment - producing, licensing/acquisition (theatrical, network television, cable television, home video, syndication, and foreign territories), percentage of box office and ancillary gross or adjusted gross revenue; and NT Consulting - consulting fees and commissions. NT Media Corp. is still considered to be a development stage company. Since inception, the Company was able to generate $36,928 of revenue. NT Media Corp. has financed its operations to date mainly through the issuance of convertible debt and equity securities.

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

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (Formerly known as MVD, Inc.)
                          (DEVELOPMENT STAGE COMPANIES)
                           ITEM 2 - PLAN OF OPERATIONS

The Company will implement marketing and public relations campaigns seeking to increase its revenue, knowledge, scope, and competitiveness of NT Media Corp. and each of its business units. During the next 12 months period, the Company plans to spend $100,000 for marketing and public relations campaigns.

During the next twelve months, NT Media Corp. plans to satisfy its cash requirements through the issuance of additional convertible debt and equity securities. NT Media Corp. will need a minimum of $2,000,000 to satisfy its cash requirements for the next 12 months. The Company plans to raise $2,000,000 to provide the Company with enough funds for the next 12 months of operation and future plans of expansion. There can be no assurance that NT Media Corp. will be successful in raising the capital it requires.

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

The Company presently employs four staff members, including officers and directors, and anticipates increasing the number of employees by approximately 150% in the next twelve months. During the third quarter of 2001, the Company attempted to reduce its operating costs by reducing its staff from seven to four. During the next 12 months period, salary expenses may reach in an aggregate of as much as $500,000.

To the extent the Company is able to obtain  sufficient  capital for its use and
purposes  set  forth  herein,   NT  Media  Corp.  will  be  able  to  accelerate
implementation of its business plan.

Liquidity and Capital Resources.

At September 30, 2001, the Company had cash overdraft of $8,011. Because we are not generating substantial revenues from adverting, producing fees, commissions, or licensing of our products, our only external sources of liquidity is from the issuance of convertible debt and sale of our capital stock.

From inception, the Company incurred significant operating losses and utilized significant amounts of cash to fund operations. The Company is in a critical stage in its growth as it continues to transition from a development stage company to a fully operational company with complete marketing and production capabilities.

NT Media Corp.'s primary business address is 9229 Sunset Blvd, Suite 401, Los Angeles, California. The telephone number of its principal executive office is 310-205-4825.

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


                                      NT Media Corp. of California, Inc.
                                      ----------------------------------


Date: November 14, 2001                  By: /s/ Christian Mehringer
                                      ----------------------------------
                                          Christian Mehringer
                                          Chief Executive Officer