Form 10KSB
period 2001-12-31
NT MEDIA CORP OF CALIFORNIA INC
filed 2002-04-09
CIK 318622

--------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------
                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended                  Commission File Number
         December 31, 2001                              0-31012

                    NT MEDIA CORPORATION OF CALIFORNIA, INC.

             Delaware                               94-3357128
    ------------------------             -------------------------------
    (State of Incorporation)             (I.R.S. Employer Identification)

                          Principal Executive Offices:
                        9229 Sunset Boulevard, Suite 401
                              Los Angeles, CA 90069
                            Telephone: (310) 205-4825

      Securities registered pursuant to Section 12(b) of the Exchange Act:

  Title of Each Class               Name of Each Exchange on Which Registered
  -------------------               -----------------------------------------
            None                                        None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value
                         ------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $34,789.

As of March 15, 2002, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was approximately $3,695,998 based upon the average price of $0.55/share.

As of March 15, 2002, the Registrant had outstanding 30,000,000 shares of common stock ($.001 par value).

Transitional Small Business Disclosure Format:    Yes [   ]   No [X]

                       Documents Incorporated by Reference

Certain exhibits required by Item 13 have been incorporated by reference from the Company's previously filed Form 8-K's, Form 10-QSB and Form 10-KSB.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                                                      Page of
                                                                      Report
                                                                      ------
PART I....................................................................1
------
   ITEM 1.  DESCRIPTION OF BUSINESS.......................................1
   -------  -----------------------

   ITEM 2.  DESCRIPTION OF PROPERTY.......................................7
   -------  -----------------------

   ITEM 3.  LEGAL PROCEEDINGS.............................................7
   -------  -----------------

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........8
   -------  ---------------------------------------------------

PART II...................................................................9
-------
   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
   -------  --------------------------------------------
            RELATED STOCKHOLDER MATTERS...................................9
            ---------------------------

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION...11
   -------  ----------------------------------------------------------

   ITEM 7.  FINANCIAL STATEMENTS.........................................17
   -------  --------------------

   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
   -------  ------------------------------------------------
            ACCOUNTING AND FINANCIAL DISCLOSURE..........................17
            -----------------------------------

PART III.................................................................18
--------
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
   -------  ----------------------------------------------------
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...18
            ----------------------------------------------------------

   ITEM 10. EXECUTIVE COMPENSATION.......................................19
   -------- ----------------------

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
   -------- ---------------------------------------------------
            MANAGEMENT...................................................22
            ----------

   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............23
   -------- ----------------------------------------------

SIGNATURES...............................................................25
----------

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

General

NT Media Corporation of California, Inc. (formerly known as "MVD, Inc." and referred to hereafter as "NT Media" or the "Company") began the year as a development stage company involved in the digital entertainment products and services industry. The Company sought to distribute and sell digital cameras and digital music players and develop digital-related services and was doing business in Florida as MVDigital, Inc. However, from January 1, 2001 through April 17, 2001, the Company did not generate any revenues from its business activities. As a result of the Company's exchange transaction with Ecast Media Corporation, Inc., on April 17, 2001, the Company's business activities changed and became those of Ecast Media as described below.

Reorganization

On April 17, 2001, MVD, Inc. consummated a stock exchange transaction with Ecast Media Corporation, Inc. ("Ecast"), a Delaware corporation, which resulted in Ecast becoming a wholly-owned subsidiary of MVD, Inc. and the former shareholders of Ecast owning approximately 80% of the then outstanding shares of MVD, Inc. MVD, Inc. later changed its name to NT Media Corporation of
California, Inc. and assumed the business of Ecast. This transaction was structured as a tax-free share exchange and was accounted for as a recapitalization of Ecast and the acquisition of NT Media at its book value.

Change in Control of the Company

Pursuant to a Stock Exchange Agreement entered into as of April 17, 2001 between NT Media (formerly MVD, Inc.), and the shareholders of Ecast, 100% of the outstanding shares of common stock of Ecast were exchanged for 10,000,000 new shares of common stock of NT Media, in which Ecast became a wholly owned subsidiary of NT Media.

The Exchange Agreement was adopted by the unanimous consent of the Board of Directors and of the shareholders of both NT Media and Ecast on April 17, 2001.

Ecast commenced its business in June 1999 as a limited liability company. On March 17, 2000, Ecast converted from a limited liability company to a "C" corporation in the state of Delaware. Prior to the exchange transaction, Ecast had 1,362,454 shares of common stock outstanding,(or 100% of the outstanding shares), which were exchanged by the six shareholders of Ecast for the 10,000,000 shares of common stock of NT Media, par value of $.001. By virtue of the exchange, Ecast shareholders acquired approximately 80% of the issued and outstanding common stock of NT Media and there was a change of control of NT Media.

Prior to the effectiveness of the Exchange Agreement, NT Media had an aggregate of 2,500,000 shares of common stock, par value $.001, issued and outstanding.

Upon closing of the Stock Exchange Agreement, NT Media had an aggregate of 12,500,000 shares of common stock outstanding prior to the a two and four tenths for one (2.4:1) stock split effective April 23, 2001.

As provided in the Stock Exchange Agreement, the directors of the Company resigned on the date of closing, April 17, 2001, nominating Christian Mehringer as Chairman of the Board of Directors. Mr. Mehringer subsequently appointed Dana O'Connor and Ali Moussavi as directors to fill the vacancies on the board of directors. Mr. Mehringer was elected by the board of directors as Chief Executive Officer and Secretary and Mr. O'Connor was elected as President. The by-laws of NT Media will continue without change.

As a result of the exchange transaction, on April 24, 2001 the Company changed its name to from MVD, Inc to NT Media Corp of California, Inc. and increased its authorized common stock from 50,000,000 to 100,000,000. A copy of the
Certificate of Amendment to the Certificate of Incorporation is incorporated herein by reference.

Post-Stock Exchange Operations/Company's Current Business

At the time of the stock exchange transaction, it was the Company's intention to make the business of the Company the business of Ecast, which was the production, aggregation and distribution of on-and-offline content, the management of on-and-offline talent and literary clients and providing strategic consulting services. These activities generated or were to generate revenue through producer fees, agent fees, and consulting fees and commissions with respect to business development and strategy consulting.

Subsequent to the exchange transaction in consideration of Ecast's ongoing losses and continued inability to generate significant revenue, combined with certain changes in the on- and offline entertainment markets, the Company determined that it was in the best interests of the Company and its shareholders to shift the Company's growth strategy away from Ecast's operations and towards the identification, evaluation and potential acquisition of companies with existing operations. To this end, NT Media began terminating and/or suspending certain money losing operations of Ecast, while simultaneously developing its own acquisition-driven growth strategy and beginning to search for opportunities to acquire companies with ongoing operations and high growth potential. Additionally, the Company began looking for a potential acquirer to purchase Ecast's operations and/or assets.

During FY 2001, NT Media also engaged in certain entertainment production and international business development activities independent of those previously conducted by Ecast. NT Media's operations in these areas remain ongoing.

The Company is currently pursuing the development and production of feature films and television programs, and providing international business development and strategy consulting services. The Company has also developed and is now pursuing an acquisition-driven growth strategy. In particular, the Company seeks to expand vertically and horizontally in the entertainment and media sector through acquisitions in the design, production, and interactive game sub-sectors. The Company is currently exploring opportunities among various types of companies including but not limited to feature film and television production, commercial and broadcast design, animation, visual effects, interactive game developers for PC and consoles, marketing/branding firms, commercial production, and interactive television design and production.

In its existing operations, the Company generates or will generate revenue through producer fees, license/acquisition fees (theatrical, network television, cable television, home video, syndication, and foreign territories), participation fees (percentage of box office and ancillary gross or adjusted gross revenue with respect to feature film and television production), and consulting fees and commissions with respect to business development and strategy consulting.

In its targeted acquisition strategy, the Company hopes to generate revenue based on the core operation(s) of one or more acquired companies. Business lines which the Company is currently assessing as possible acquisition targets include film and television , commercial and broadcast design companies, animation companies, visual effects studios, interactive game developers, market/branding firms, commercial production, and interactive television design and production. Although the Company is actively involved in seeking out acquisition opportunities, there is no assurance that suitable acquisition companies will be identified, and, if identified, can be acquired on terms acceptable to the Company.

Integration/Growth Strategy

NT Media  intends  to  expand  via an  acquisition-driven  growth  strategy.  In connection  with this  strategy,  the  Company is  targeting  complementary  yet diverse operations along two separate lines of business--one the design/production spectrum, the other the interactive game sector.

With respect to the design/production spectrum, the current market environment-- depressed valuations and uncertainty in the advertising and broadcast sectors, coupled with solid market fundamentals-- provides an opportunity for the Company to execute strategic acquisitions. Additionally, the current shifts in the advertising and broadcast markets create opportunities for growth.

With respect to the interactive game sector, the industry is experiencing significant growth as a result of increased consumer demand and the launch of three new console platforms within the last eighteen months--Sony PS2, Nintendo Game Cube, and Microsoft Xbox. As a result, companies in this sector are expected to experience substantial growth moving forward.

NT Media has identified and entered preliminary discussions with a number of acquisition candidates in an effort to close one to two transactions in the first half of 2002.

Through its acquisition-driven growth strategy, NT Media intends to increase the Company's range of operations and create a foundation for further organic and acquisition-driven growth in an effort to position the Company for profitability and enhanced shareholder value in FY 2002.

NT Media intends to implement its growth strategy of acquisitions by:

o leveraging resources, including relationships, capabilities, and entertainment properties, across subsidiaries to create and exploit sales and production opportunities;
o     providing capital to exploit growth opportunities;
o     pursuing subsequent strategic acquisitions; and
o providing professional managerial infrastructure, in particular the financial reporting processes, formal business development initiatives, and macro-level strategic planning to enhance the effectiveness of the operating units.

If the Company generates significant revenues from acquisitions in the next twelve month period, NT Media may expand its acquisition strategy to include additional companies within and/or beyond the aforementioned targeted sectors and sub-sectors.

Research and Development

NT Media is not currently conducting any research and development activities. The Company does not anticipate conducting such activities in the near future.

Government Regulation

NT Media does not believe that it needs any governmental approval for any of its existing operations, acquisition strategy, or targeted acquisition operations. NT Media's business is subject to Federal Trade Commission regulation and other federal and state laws relating to the development and production of entertainment programming and the provision of consulting services. The Company believes that it is in compliance with all laws, rules and regulations material to its operations.

Proprietary Rights

The Company owns the service mark "Neurotrash" registered in the United States Patent and Trademark Office under Certificate of Registration 2,450,157 from dated May 8, 2001.

Sales and Marketing

NT Media intends to attract and retain customers through its network of professional relationships, strategic partnerships, acquisitions, public relations, agency representation, and business development activities, including but not limited to preparation and distribution of sales and marketing materials, maintenance of a Company web site, participation in trade shows and conferences, and professional speaking engagements. The Company intends to promote the high quality of services provided by targeted Company acquisitions.

Competition

The market for design, production, advertising, interactive game, entertainment, and consulting services and products is rapidly evolving and intensely competitive. The past year has seen significant softening in the advertising and broadcast markets, with ad budgets either declining or remaining stagnant from prior years. In addition, the market has experienced a decline in demand due to the wave of Internet-based or Internet-related companies shutting down or dramatically reducing operations, changes in network broadcasting, terrorist attacks on the US, and a general downturn in the US economy. The impact of these trends is expected to continue through the current year.

The companies that NT Media is targeting for acquisition face direct competition from a multitude of firms in their respective fields. The fields are, however, sufficiently fragmented such that the Company believes there are, in each of the fields it is targeting, companies of a size which would make them viable acquisition candidates.

The Company expects the design, production, advertising, interactive game, entertainment, and consulting markets to remain intensely competitive for the foreseeable future. Since barriers to entry are not prohibitive, new and/or existing competitors may expand their offerings at a relatively low cost. The market has experienced a significant proliferation of companies providing the services and/or products provided by the types of companies the Company is targeting for acquisition, thus increasing the available number of competing providers dramatically. The Company has witnessed a corresponding increase in pricing pressure as the available services providers and product producers in these areas has grown.

Some of the current competitors of companies the Company has targeted for acquisition have larger client bases, longer operating history, higher brand recognition, and greater financial resources than those companies the Company is targeting.

Additionally, the Company is competing with a range of types of companies in acquiring companies in the targeted fields. These competitors range from media conglomerates such as Omnicom Group, Inc. and Interpublic Group of Companies, Inc. to single sub-sector companies such as Activision, Inc. and THQ, Inc. As NT Media expands the scope of its business operations, the Company will compete with a large number of diversified media and entertainment companies as well as single sub-sector companies. In addition, as the entertainment and media services and offerings become more expansive and more numerous, more well-financed or well-established entities may expand into, acquire, invest or continue to consolidate within the industry, thus increasing the competitive pressures that the Company faces.

Advisors/Employees

The Company presently employs four staff members, including officers and directors. The Company will not hire any additional employees unless it generates significant revenue via either existing operations or acquisitions.

The Company is actively recruiting a network of key advisors and establishing a pipeline for entertainment projects and consulting engagements. The Company utilizes its advisors and professional network of relationships to identify acquisition opportunities.

Risks Associated with NT Media's Business

If the Company is unable to execute acquisitions, it may be unable to achieve significant revenue particularly in light of the Company's curtailment of its Ecast business. Additionally, if the Company is unable to maintain its network of professional relationships, it may be unable to identify acquisition targets and may be unable to attract business to any acquired companies that would operate as subsidiaries of the Company. As a result, the Company may be unable to achieve significant revenue, or in the event it is successful in making acquisitions, revenues of the acquired companies could be reduced. There can be no assurance that the Company will identify sufficient acquisition opportunities, be able to close acquisitions on acceptable commercial terms, or be able to create and/or maintain a demand for the products and/or services of any acquired companies, in the event any acquisitions take place.

Future acquisitions involve a number of special risks, including the diversion of management's attention to the assimilation of the operations and personnel of the acquired companies, adverse short-term effects on NT Media's operating results and the potential inability to integrate financial and management reporting systems. A significant portion of NT Media's resources could be used for these acquisitions. Moreover, NT Media may not be able to successfully, integrate an acquired business into NT Media's business or to operate an acquired business profitably. If the Company is not able to integrate and expand the operations of acquired companies, without excessive costs, delays or other adverse developments, revenues of the acquired companies could decrease.

If NT Media is unable to protect its trademarks and other proprietary rights, the Company's reputation and brand could be impaired and the Company could lose customers. NT Media regards its trademarks, trade secrets and similar intellectual property as valuable to its business, and relies on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, partners and others to protect its proprietary rights. There can be no assurance that the steps taken by NT Media will be adequate to prevent misappropriation or infringement of its proprietary property. NT Media has some of its trademarks or service marks registered with the United States Patent and Trademark Office.

The Company will need additional funds to finance future acquisitions as well as fund its current operations. It currently has low cash reserves and limited working capital to fund its operations, and its ability to meet its obligations in the ordinary course of business is dependent upon its ability to raise additional financing through public or private equity financings, establish cash flow from operations, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund operations.

At December 31, 2001, the Company and its wholly-owned subsidiary, Ecast, had loans of approximately $88,000 owed primarily to officers, directors and shareholders of the Company. These short term loans bear interest at 6% per annum. The principal and interest represented by these loans are payable upon demand by the creditors. While the Company does not anticipate that any of the holders of these short term loans will make a demand for repayment in the foreseeable future, if a demand for repayment were to be made, the Company would likely not be able to repay any substantial amount from its current cash flow. If the Company were unable to obtain sufficient cash to satisfy any repayment demand or was unable to negotiate alternative terms with such loan holder, the Company would be in default on such loan. Any such default would give rise to legal remedies against NT Media or its subsidiary.

NT Media's prospects for financial success are difficult to forecast because the Company has a limited operating history. The Company's business commenced in April 2000, and its subsidiary Ecast's business commenced in June 1999. Consequently, both the Company and its operating subsidiary have a limited operating history upon which an evaluation of their prospects can be based. Neither NT Media nor its subsidiary has ever made a profit in any fiscal quarter. The Company's prospects for financial success must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new, unproven and rapidly evolving markets. To address these risks, NT Media must, among other things, expand its customer base, increase its cash flow from operations, respond effectively to competitive developments, and continue to attract, retain and motivate qualified employees. The Company's inability to further develop and expand its operations would materially adversely affect the Company's business financial condition and results of operations.

The Company is a service-based company and does not currently own significant tangible assets. Consequently, if the Company were unsuccessful, there would be few tangible assets, which would have minimal liquidation value.

The audit report of NT Media's independent auditors includes a "going concern" qualification. In the auditor's opinion, the Company's limited operating history and the accumulated net deficit as of December 31, 2001, raise substantial doubt about its ability to continue as a going concern.

The Company operates in a rapidly changing and growing industry, which is characterized by vigorous competition from both established companies and start-up companies. Market for the Company's services is extremely competitive both as to price and opportunities.

In summary, the Company's net sales and operating results in any particular quarter may fluctuate as a result of a number of factors, including competition in the markets with Company's services, delays in acquiring new core businesses, the current economic conditions as well as the performance of the Internet and entertainment industries as discussed above. The Company's future operating results will depend, to a large extent, on its ability to anticipate and successfully react to these and other factors and successfully implement its growth strategy. Failure to anticipate and successfully overcome these and other factors could adversely affect the Company's business, financial condition and results of operations.

ITEM 2.           DESCRIPTION OF PROPERTY

NT Media leases approximately 1000 sq. ft. of office space at 9229 Sunset Blvd., Suite 401, Los Angeles, CA 90069 for its executive, administrative and operating offices at a monthly rent of $1,821 through April of 2002. The lease with respect to this facility expires on April 30, 2002. Following the expiration of the lease, the Company has been offered the option to continue to rent these offices on a month-to-month basis at a monthly rent of $2,241 per month. NT Media anticipates that these offices will be adequate to meet its needs for the foreseeable future.

On August 29, 1999, the Company's subsidiary Ecast entered into a lease agreement for premises located at 5410 Wilshire Boulevard, the obligation of which was approximately $24,570 per annum for three years. On May 9, 2000, Ecast entered into a lease agreement for additional office space at the same premises, the obligation of which was approximately $59,850 per annum for three years. On August 31, 2001 Ecast exercised its termination rights under these lease agreements and terminated both leases for premises at 5410 Wilshire Boulevard.

ITEM 3.           LEGAL PROCEEDINGS

With regard to the premises leases terminated by Ecast on August 31, 2001, the lessor is contesting Ecast's exercise of the lease termination provisions and filed a Complaints against Ecast in Los Angeles Superior Court (Case No. BC268569 for lease dated August 29, 1999 and Case No. BC268375 for lease dated May 9, 2000) on February 21, 200 and February 19, 2002 respectively. The Complaint seeks the unpaid tenant improvement costs, and additional remedies the court deems appropriate. Management believes that the leases were properly terminated and will assert defenses to this action. Management believes the maximum combined liability is approximately $125,000.

On October 31, 2001, NT Media entered into an irrevocable, non-transferable agreement to sell 1.5 million shares of NT Media common stock to the Horst E. Lexen Family Trust in exchange for $1.5 million. The Horst E. Lexen Family Trust subsequently defaulted on the agreement. The Company is pursuing a variety of avenues of recourse, and may determine it is in the best interest of the Company and its shareholders to take legal action against the Horst E. Lexen Trust and related parties.

Management is not aware of any other pending or threatened litigation other than that mentioned above, nor does it have any reason to believe that any other such litigation exists.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM  5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                RELATED STOCKHOLDER MATTERS.

Since February 2001, the Company's common stock was traded in the NASDAQ Electronic Bulletin Board under the symbol "MVDI". Effective as of April 23, 2001, a forward stock split of 2.4 to 1 occurred which increased the Company's then outstanding common stock from 12,500,000 shares to 30,000,000 shares. Effective as of April 24, 2001, the Company's name was changed to NT Media Corporation of California, Inc. and its trading symbol was changed to "NTMM". The following chart sets forth the known high and low price on a bid and ask basis for the Company's stock for each quarter since becoming listed on the OTCBB. All dollar amounts reflect post-split shares. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

         Year Ended December 31, 2001                 Low          High

           Fourth Quarter                             $1.15        $2.90
           Third Quarter                              $1.20        $1.32
           Second Quarter                             $0.25        $1.30
           First Quarter                              no quote     no quote

As of March 15, 2002, there were approximately 25 holders of record of the Company's Common Stock. This amount does not include shares held in street name.

Dividend Policy

The Company has never paid any cash dividends on its common stock. The Company currently anticipate that it will retain all future earnings for use in its business. Consequently, it does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the Company's last fiscal year ended December 31, 2001, it issued the following equity securities pursuant to exemption from registration under the Securities Act of 1933 (the "1933 Act").

On April 4, 2001, NT Media subsidiary Ecast issued 40,872 shares, which was exchanged for 719,996 of NT Media common stock pursuant to the Stock Exchange Agreement, in connection with an agreement entered into with Cristobal A. Garcia whereby Mr. Garcia purchased 40,872 shares of Common Stock of Ecast for a purchase price of $1.70 per share. In consideration of the Stock Purchase Agreement, Ecast received a note issued by Mr. Garcia in the amount of $69,482 bearing 6% interest per annum, with principal and interest payable upon demand. The sale of common stock was made in reliance upon the exemption from registration set forth in Section 4(2) of the 1933 Act as a transaction not involving a public offering. No underwriters were engaged in connection with the foregoing sale of securities. The sale was made without general solicitation or advertising. The purchaser was an "accredited investor" or a sophisticated investor with access to all relevant information necessary to evaluate the investment who represented to the Company that the shares were being acquired for investment. The shares are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and the certificate(s) evidencing the shares bear a legend stating the restrictions on resale.

Pursuant to a Stock Exchange Agreement dated April 17, 2001 between MVD, Inc. and the shareholders of Ecast, the Company issued 10,000,000 share of its common stock to the six shareholders of Ecast in exchange for 100% of the outstanding shares of common stock of Ecast. The shares were issued without any public solicitation and were acquired for investment purposes only and not with a view to distribution. The Company's shares were issued pursuant to the private placement exemption provided by Section 4(2) of the 1933 Act. These shares are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and the certificates evidencing the shares bear a legend stating the restrictions on resale.

On August 30, 2001, the Company issued an option to purchase 65,000 shares of the Company's common stock valued at $65,000 to John Holt Smith in exchange for legal services performed. The sale was made without general solicitation or advertising. The sale of common stock was made in reliance upon the exemption from registration set forth in Section 4(2) of the 1933 Act as a transaction not involving a public offering. No underwriters were engaged in connection with the foregoing sale of securities. The purchaser was an "accredited investor" or a sophisticated investor with access to all relevant information necessary to evaluate the investment who represented to the Company that the option was being acquired for investment. The option is deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and the certificate(s) evidencing the shares underlying the option will bear a legend stating the restrictions on resale.

On October 31, 2001, NT Media entered into an irrevocable non-transferable agreement to sell 1.5 million shares of NT Media common stock to the Horst E. Lexen Family Trust in exchange for $1.5 million. The Company has yet to receive the proceeds in accordance with the agreement and the Horst E. Lexen Family Trust is currently in default on the agreement. No shares of the Company's common stock have been issued in connection with this transaction to date. Management is unable to say with any certainty whether or not shares of the Company's common stock will be issued at any time in the future in connection with this transaction. The stock purchase agreement was entered into with a foreign investment entity in compliance with Regulation S of the 1933 Act. In the U.S., these shares, when and if issued, will be deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act. Any shares issued pursuant to the stock purchase agreement will bear a legend stating the restrictions on resale.

In 2001, NT Media issued a total of $189,100 in convertible debt to existing investors on the following dates and in the following amounts:

                    Date                                          Amount
                    ----                                          ------
                    April 19, 2001                                $15,000
                    April 26, 2001                                $43,000
                    May 21, 2001                                  $29,000
                    June 6, 2001                                  $39,000
                    June 19, 2001                                 $14,000
                    June 27, 2001                                 $41,000
                    December 6, 2001                              $5,000
                    December 21, 2001                             $3,100

The convertible debt bears interest at 6% per annum. NT Media has the right to voluntarily prepay the notes in whole or in part. The holder may convert the notes into shares of Company common stock at the holder's discretion anytime after both of the following have occurred: (i) the common stock is trading publicly, and (ii) the underlying stock of the debenture has been registered with the SEC and declared effective. Notes not converted voluntarily shall be subject to Mandatory Conversion provisions and shall be converted into shares of the Company's common stock on the fifth (5th) anniversary of the issue date of the respective notes. The number of shares of common stock into which each note can be converted is equal the principal amount of the note being converted, plus interest accrued to the date of conversion, divided by the average bid price of the common stock for the five (5) trading days immediately preceding the conversion date. The above notes were issued in reliance upon the exemption from registration set forth in Section 4(2) of the 1933 Act as transactions not involving a public offering. No underwriters were engaged in connection with the foregoing sale of securities. The sales were made without general solicitation or advertising. The purchasers were "accredited investors" or sophisticated investors with access to all relevant information necessary to evaluate the investment who represented to the Company that the notes were being acquired for investment. The notes and the shares into which they are convertible are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and the certificate(s) evidencing the shares upon conversion will bear a legend stating the restrictions on resale.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF
                  OPERATION

For more detailed financial information, please refer to the audited December 31, 2001 Financial Statements included in this Form 10-KSB.

Caution About Forward-Looking Statements

This Form 10-KSB includes "forward-looking" statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Such forward-looking statements have been completed on the basis of assumptions made by management and considered by management to be reasonable. The assumptions represent estimates of future events and are subject to various uncertainties including changes in economic, legislative, industry, and other circumstances. As a result of these risks and uncertainties, investors should be aware that actual results may differ materially from the Company's expressed expectations. The Company does not undertake to update the information in this Form 10-KSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of the Company's business are discussed throughout this Form 10-KSB and should be considered carefully.

Plan of Operation for the Next Twelve Months

NT Media's business includes the development and production of feature films and television programs, and the provision of international business development and strategy consulting services. With its existing operations, the Company generates or will generate revenue through producer fees, license/acquisition fees (theatrical, network television, cable television, home video, syndication, and foreign territories), participation fees (percentage of box office and ancillary gross or adjusted gross revenue with respect to feature film and television production), and consulting fees and commissions with respect to business development and strategy consulting. The Company has recently discontinued various lines of business of its subsidiary Ecast and expects revenues and losses from Ecast's business to decline accordingly.

The Company has developed and is now pursuing an acquisition-driven growth strategy. In particular, the Company intends to expand vertically and horizontally in the entertainment and media sector through acquisitions in the design, production, and interactive game sub-sectors. The Company is currently exploring opportunities among types of companies including but not limited to feature film and television production, commercial and broadcast design, animation, visual effects, interactive game developers for PC and consoles, marketing/branding firms, commercial production, and interactive television design and production. There can be no assurance that this expansion strategy can be implemented, and, if implemented, will result in profitable operations.

Over the next twelve-month period, the Company anticipates needing the following operating capital amounts:

       Purpose                                                     Amount
       -------                                                     ------
       Growth Capital for Acquired Subsidiaries                $  600,000
       Additional Employees                                    $  200,000
       Marketing and Public Relations Campaigns                $  100,000
       Participation in Industry and Trade Functions           $   50,000
       Ongoing Operations                                      $1,000,000


Outside financing will continue to be necessary to meet the Company's anticipated working capital needs for the foreseeable future. The Company anticipates that its major shareholders will make capital investments or loans of convertible debt to pay the operating expenses of the Company for the foreseeable future. Cash requirements may also be met through the cash flow of acquired subsidiary operations if the Company's acquisition strategy is realized during the current year. Given its current financial position for the immediate future, the Company expects to operate its current lines of business under strict budgetary constraints in order to keep operating expenses as low as possible until new core businesses are acquired.

Results of Operation

On April 17, 2001, as a result of an Exchange Agreement, the Company issued 10,000,000 shares of its common stock in exchange for all of the outstanding common stock of Ecast. The stock exchange resulted in Ecast becoming a wholly-owned subsidiary of the company while giving the former shareholders of Ecast ownership of approximately 80% of the Company's then outstanding common stock.

Prior to the reorganization, the Company was a developmental stage company with principal business activities including the distribution and sale of digital cameras and digital music players as well as the development of digital-related services. However, the Company did not generate any revenues from its business activities prior to its reorganization with Ecast.

Subsequent to April 17, 2001, the Company's primary business activities became those operations previously carried on by Ecast including the production, aggregation and distribution of on- and off-line content, management of on- and off-line talent and literary clients and the provision of strategic counseling services to growth oriented companies in the entertainment and media sectors.

During the second quarter of 2001, the Company's management determined that pursuing Ecast's business did not offer the Company sufficient potential for growth and profitability. Consequently, the Company commenced to close certain money losing sectors of Ecast's business and adopted a new growth through acquisition strategy. Pursuant to this new growth strategy, the Company intends to identify and investigate various acquisition targets currently operating in complimentary industries including film and television production companies, commercial broadcast design companies, interactive game developers, interactive television design and production companies.

Due to the Company's significant changes from the year 2000 to the year 2001, comparisons between the operating results of the Company for the two years are not as relevant as they otherwise would be if the Company had been engaged in similar lines of business during both fiscal years. In addition, because of the Company's current growth strategy, the results of operations for the last two fiscal years will likely not be indicative of the Company's current and future operations. The current management discussion and analysis should be read in the context of the Company's change of business in April, 2001 as a result of its reorganization with Ecast and the Company's current emphasis on acquiring new lines of business.

Operating Results for the Years Ended December 31, 2001 and 2000

As a result of the Company's' reorganization with Ecast, its revenues increased from zero in fiscal 2000 to $34,789 in fiscal 2001. Such revenues were generated through producer fees, license/acquisition fees (theatrical, network television, cable television, home video, syndication, and foreign territories), participation fees (percentage of box office and ancillary gross or adjusted gross revenue with respect to feature film and television production) and consulting fees and commissions (with respect to business development and strategy consulting). The revenues from Ecast's lines of business are expected to decline as the Company sells or discontinues certain lines of business previously conducted by Ecast. Ecast recognized $2,000 of revenue during fiscal year 2000.

Operating expenses increased from $30,791 in fiscal year 2000 to $962,782 in fiscal year 2001. The substantial increase reflects the fact that in fiscal 2000, the Company was carrying on minimal business operations while the operating expenses in fiscal 2001 reflect 12 months of operating expenses related to Ecast's business operations. Total operating expenses related to Ecast's business increased approximately 20% from its fiscal year 2000 in which it incurred total operating expenses of $803,891. The majority of the increase was due to an impairment loss of $180,428 related primarily to a write-down in the estimated value of Ecast's "Neurotrash" website.

The Company's net loss from operations was $970,448 in fiscal year 2001 compared to a loss of $30,791 in fiscal year 2000. This increase reflects the Company's' minimal operations and expenses incurred during fiscal year 2000 compared to the operating expenses of Ecast incurred in fiscal year 2001. The operating loss for Ecast's business during fiscal year 2001 represents a 21% increase from a year earlier in which Ecast's business generated an operating loss of $801,891.

The Company's total net loss for the year 2001 was $972,048 compared to a total net loss of $30,791 in fiscal year 2000. The net loss in 2001 included a $45,581 interest expense related to the Company's borrowing of funds pursuant to convertible promissory notes and the $180,428 impairment loss related to the write-down in the estimated value of Ecast's website.

The Company does not expect to significantly increase its business operations or revenue generation until it acquires one or more companies adding additional lines of business to the Company's operations. Such acquisitions may take the form of the purchase of assets, a corporate merger or some other transaction designed to have the Company own and continue operating the acquired businesses.

Capital Financing

During the fiscal year 2000, the Company issued 2,500,000 shares of its common stock for a total of $2,500 which included the initial organization of the Company and shares issued for services rendered to the Company.

As a part of the exchange transaction with Ecast, the Company issued 10,000,000 shares of its common stock to the shareholders of Ecast in exchange for all of the outstanding shares of Ecast.

In August, 2001, the Company issued warrants to purchase 65,000 shares of its common stock valued at $65,000 to its securities lawyer in exchange for legal services rendered.

Since inception, NT Media issued $189,100 of convertible notes to existing investors. Since inception, NT Media and its subsidiary have received short term loans of $85,845 from various related parties, such as its directors and officers. Additionally, NT Media's subsidiary, Ecast, issued $620,000 of convertible notes to existing investors since inception, June 4, 1999. No loans are currently passed due or in default. The lenders on the short term loans could demand immediate payment, which could put the Company in default on such loans if the Company were unable to obtain sufficient cash to satisfy the loans or was unable to negotiate alternative terms with said note holders, for instance, the conversion of short term debt to equity. In the event the Company defaulted on these short term loans, the creditors could commence legal proceedings against NT Media or its subsidiary, which could result in court-ordered judgments and liens against NT Media or its subsidiary.

On October 31, 2001, NT Media entered into an irrevocable, non-transferable agreement to sell shares of NT Media common stock in exchange for $1.5 million. The Company has yet to receive the proceeds of this agreement, and the subscriber is in default. The Company is pursuing a variety of avenues of recourse, but there can be no assurances that NT Media will receive any funding as a result of this transaction.

Liquidity and Sources of Capital

Due to the Company's continuing losses from its business operations, the independent auditor's report includes a "going concern" explanation relating to the fact that the Company's continuation is dependent upon obtaining additional working capital either through significantly increasing revenues or through outside financing. During the last two years, both the Company and its wholly-owned subsidiary, Ecast, have been dependent on borrowed or invested funds in order to finance their ongoing operations. As of December 31, 2001, Ecast had $620,000 in outstanding debt represented by 6% convertible notes while NT Media had $189,100 in outstanding debts represented by 6% convertible notes. Such notes had been issued to two of the Company's major shareholders. The
Company anticipates that these major shareholders will continue to provide working capital to the Company on an as-needed basis.

Due to the Company's limited cash flow, operating losses and limited assets, it is unlikely that the Company could obtain financing through commercial or banking sources. Consequently, the Company is dependent on continuous cash infusions from its major shareholders in order to fund its current operations. If these majority shareholders were unwilling or unable to provide necessary working capital to the Company, the Company would probably not be able to sustain its operations. There is no written agreement or contractual obligation which would require the Company's majority shareholders to fund Company operations up to a certain amount or indeed continue to finance the Company's operations at all. The notes are voluntarily convertible when the Company's or Ecast's securities (as the case may be) are trading publicly and the underlying stock of the convertible notes has been registered with the SEC and declared effective. It is mandatory that they must be converted on the fifth year of their anniversary date. Thus, the current convertible notes would be mandatorily converted during 2005 and 2006 unless converted prior to that time.

During 1999 and 2000, Ecast leased its operating office facilities for various terms under long-term operating lease agreement. In August of 2001, Ecast terminated these lease agreements and vacated the premises. The landlord is
seeking  to  recover  approximately   $125,000  in  future  rental  losses  plus
out-of-pocket costs. Of this amount, the Company currently reflects only $36,700 which is the accrual of its 2001 lease commitments which have not yet been paid .. The lease agreements also required future minimum rental payments of $77,377 in the year 2002 and $26,125 in the year 2003.

As of December 31, 2001, NT Media's principal commitments include obligations under leases amounting to approximately $1,821.30 per month ending April 30, 2002 for a total obligation of $7,285.20. Following the end of this lease, the Company anticipates leasing the premises on a month-to-month basis for $2,241.60 per month.

Officers and directors of the Company have also provided the Company with $85,845 represented by 6% non-collateral demand notes. Such notes can be demanded by the creditor at any time.

Subsequent to the year end, the Company borrowed an additional $38,500 from its majority shareholders which proceeds are evidenced by additional 6% convertible notes.

Management of the Company believes that it will need to raise additional capital to develop, promote and conduct its operations. Such additional capital may be raised through public or private financing as well as borrowing from other sources. To date, two of the Company's largest existing investors have paid substantially all of the Company's expenses during the last two years. Although the Company believes that these investors will continue to fund the Company's expenses based upon their significant equity interest in NT Media, there is no assurance that such investors will continue to pay the Company's expenses. If adequate funds are not otherwise available, management believes that its officers and directors will contribute capital amounts necessary to fund the Company's ongoing expenses.

Recent Accounting Pronouncement

In 2001,  the  Company  adopted  the  fair  value  based  method  of  accounting
prescribed  in  Financial   Accounting   Standards   Board  Statement  No.  123,
"Accounting for Stock-Based Compensation," for its employee stock option plans.

ITEM 7.           FINANCIAL STATEMENTS
                                                                       Page
                                                                       ----
  Independent Accountants Report                                        F-2

  Balance Sheet at December 31, 2001                                    F-3

  Consolidated Statements of Operations for the years ended             F-4
  December 31, 2001 and 2000 and for the period June 4, 1999
  (Inception) to December 31, 2001

  Consolidated Statement of Stockholders' Equity (Deficit) for       F-5 - F-6
  the period from June 4, 1999 (Inception) to December 31, 2001

  Consolidated Statements of Cash Flows for the years ended          F-7 - F-8
  December 31, 2001 and 2000 and for the period from June 4, 1999
  (Inception) to December 31, 2001

  Notes to Consolidated Financial Statements                         F-9 - F-21


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

After the exchange transaction with Ecast, the newly constituted board of directors of the Company by resolution adopted April 25, 2001 dismissed the accountancy corporation of Lesley, Thomas, Schwarz and Postma, Inc. ("LTSP") and retained the accounting firm of Caldwell, Becker, Dervin, Petrick & Co., L.L.P. In connection with the audit for the period from March 14, 2000 through April 25, 2001, there were no disagreements between the Company and LTSP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of LTSP, would have been referred to in its report on matters for which it had been engaged as auditors. LTSP's report on the Company's financial statements for the period March 14, 2000 through April 25, 2001 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. The Accountant's Report contained a fourth explanatory paragraph describing a "going concern" contingency.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information about the directors and executive officers of the Company who took offices upon the closing of the exchange transaction with Ecast on April 17, 2001:

   Name             Age  Office                                   Director Since
   ----             ---  ------                                   --------------
   Chris Mehringer  30   Chairman of the Board, Chief Executive   April 17, 2001
                         Officer, Chief Financial Officer, and
                         President(1)
   Ali Moussavi     31   Director                                 April 17, 2001
   Dana O'Connor    29   Director, Secretary, and President(1)    April 17, 2001
--------------------------
(1) Mr. O'Connor served as President from April 17, 2001 until September 28, 2001 at which time Mr. Mehringer assumed the position. Mr. Mehringer served as Secretary from April 17, 2001 until September 28, 2001 at which time Mr. O'Connor assumed the position.

Chris Mehringer. Mr. Mehringer has been the Company's CEO, CFO, and a Director since April 17, 2001 and assumed the additional position of President on September 28, 2001. Mr. Mehringer served as Secretary from April 17, 2001 until September 28, 2001. Mr. Mehringer manages all aspects of the Company's operations and finances, including negotiating agreements with clients and partners, as well as marketing and sales of the Company's business development and consulting services and entertainment projects. Prior to serving with NT Media, Mr. Mehringer was an Executive Vice President at Astor Capital, a specialty investment banking boutique and asset management firm. Astor Capital serves corporate clients, in particular emerging and high growth companies, as well as asset management clients, including institutions, funds of funds, banks, and select high net worth individuals and family trusts. Mr. Mehringer holds a BA from Wesleyan University and a Master of Public Policy from Harvard University. Mr. Mehringer is not a director of any other reporting company.

Ali Moussavi. Mr. Moussavi has been a Director of the Company since April 17, 2001. Mr. Moussavi is a Managing Partner at Astor Capital, a specialty investment banking boutique and asset management firm. Astor Capital serves corporate clients, in particular emerging and high growth companies, as well as asset management clients, including institutions, funds of funds, banks, and select high net worth individuals and family trusts. The firm has offices in Beverly Hills, CA and Frankfurt, Germany and is divided into three business units: Astor Capital (Member NASD/SIPC), Astor Capital Asset Management, and Astor Capital Europe. As a Managing Partner, Mr. Moussavi is active in overseeing all aspects of the firm's business. Mr. Moussavi holds a BA from New York University. Mr. Moussavi is not a director of any other reporting company.

Dana O'Connor. Mr. O'Connor has been a Director of the Company since April 17, 2001, and served as its President from April 17, 2001 until September 28, 2001. As of September 28, 2001, Mr. O'Connor assumed the position of Secretary of the Company. Prior to joining NT Media, Mr. O'Connor was a Production Executive at Bandeira Entertainment, a DreamWorks-based film and television production company for two years. Mr. O'Connor holds a BA from Boston University. Mr. O'Connor is not a director of any other reporting company.

The current directors will serve and hold office until the next annual shareholders' meeting or until their respective successors have been duly elected and qualified. The Company's executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

Board Meetings and Committees

The Board of Directors of the Company held no meetings and acted by unanimous consent on thirteen occasions during the year ended December 31, 2001. The Board does not currently have an Audit, Executive or Compensation Committee.

Family Relationships

There are no family relationships between any director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of the Company's common stock to file reports of ownership on Form 3 and changes in ownership on Form 4 with the Securities and Exchange Commission (the "SEC"). Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that no other filings were required for such persons, the Company believes that, during the year ended December 31, 2001, its executive officers and directors and 10% stockholders complied with all applicable Section 16(a) filing requirements, except as follows:

         (i) One report (Form 3) indicating a person becoming an executive officer of the Company inadvertently was filed late by Messrs. Mehringer, O'Connor and Moussavi; and

         (ii) One report (Form 3) indicating a person's ownership of 10% or more of the Company's voting stock was inadvertently filed late by Britannica Associates Limited and Delta Capital Partners, Ltd.

ITEM 10.          EXECUTIVE COMPENSATION

The following table sets forth the compensation of the Company's Chief Executive Officer during the last two complete fiscal years. No other officers received annual compensation in excess of $100,000 during the last completed fiscal year.

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation                            Long Term Compensation
                 ---------------------------------------------- -------------------------------------------------
                                                                         Awards         Payout
                                                                ---------------------- ---------
                                                                Restricted  Securities
                                                Other Annual       Stock    Underlying   LTIP       All Other
                   Year     Salary   Bonus ($) Compensation ($) Award(s)($) Options(#) Payout($) Compensation ($)
                 -------- ---------- --------- ---------------- ----------- ---------- --------- ----------------
Christopher       1/1/01
Cota               to       -0-         -0-         -0-              -0-       -0-        -0-           -0-
(CEO)            4/17/01
                   2000     -0-         -0-         -0-              -0-       -0-        -0-           -0-

Chris Mehringer    2001   $67,500(1)             $8,408(3)
(CEO)                                   -0-                          -0-       -0-        -0-           -0-
                   2000   $47,500(2)             $7,006(3)

-----------------------------
(1) Of this amount, $32,500 was accrued and not paid during 2001. Amount includes payments received from both Ecast and NT Media.
(2) Amount includes payments received from Ecast.
(3) Includes lease payments for one automobile.

Employment/Consulting Agreements

Mr. Mehringer entered into an employment agreement with the Company on July 1, 2001 to serve as its Chief Executive Officer and Chief Financial Officer. Mr. Mehringer's salary from July 1, 2001 through December 31, 2001 was $6,250 per month, payable on the last day of each month during which he is employed, plus expenses. Beginning January 1, 2002, Mr. Mehringer's salary shall be $8,250 per month, plus expenses. Any portion of Mr. Mehringer's salary may be deferred at his discretion. This compensation package may be modified through written agreement between Mr. Mehringer and the Board of Directors. Mr. Mehringer may, at his discretion, assume additional titles at the request of the Board of Directors. Mr. Mehringer shall be entitled to an option package once the Company has created and implemented an employee stock options plan. The value and terms of the package shall be determined by written agreement between Mr. Mehringer and the Board of Directors. As Chief Executive Officer and Chief Financial Officer, Mr. Mehringer manages all aspects of the Company's operations and finances.

The Company also has employment agreements with Amir Ettahadien to serve as Executive Assistant to the CEO and with Chris Briggs to serve as Vice President Entertainment and Strategy.

Director Compensation

Directors  receive no  compensation  for  serving on the Board.  The Company may
reimburse   directors  for  any  reasonable  expenses  pertaining  to  attending meetings, including travel, lodging and meals.

Stock Option Plan

NT Media does not have any options or incentive equity plan.

Options Granted in the Year Ended December 31, 2001

No options were issued to any officer or director of the Company. On August 30, 2001, the Company issued a non-qualified stock option to purchase 65,000 shares of the Company's common stock at $1.00 per share. The option is exercisable for a period of two years and was issued for legal services rendered to the Company.

Limitation of Liability and Indemnification Matters

The Company's bylaws provide that it will indemnify its officers and directors, employees and agents and former officers, directors, employees and agents unless their conduct is finally adjudged as grossly negligent or to be willful misconduct. This indemnification includes expenses (including attorneys' fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by these individuals in connection with such action, suit, or proceeding, including any appeal thereof, subject to the qualifications contained in Delaware law as it now exists. Expenses (including attorneys' fees) incurred in defending a civil or criminal action, suit, or proceeding will be paid by the Company in advance of the final disposition of such action, suit, or proceeding upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount, unless it shall ultimately be determined that he or she is entitled to be indemnified by the Company as authorized in the bylaws. This indemnification will continue as to a person who has ceased to be a director, officer, employee or agent, and will benefit their heirs, executors, and administrators. These indemnification rights are not deemed exclusive of any other rights to which any such person may otherwise be entitled apart from the bylaws. Delaware law generally provides that a corporation shall have the power to indemnify persons if they acted in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of the Company and, with respect to any criminal action or proceeding, had no reasonable cause to believe the conduct was unlawful. In the event any such person is judged liable for negligence or misconduct, this indemnification will apply only if approved by the court in which the action was pending. Any other indemnification shall be made only after the determination by the Company's Board of Directors (excluding any directors who were party to such action), by independent legal counsel in a written opinion, or by a majority vote of stockholders (excluding any stockholders who were parties to such action) to provide such indemnification.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of February 28, 2002 by: (i) each executive officer and director of the Company; (ii) all executive officers and directors of the Company as a group; and (iii) owners of more than 5% of the Company's Common Stock.

  ------------------------------------------------------------------------------
                                                    Number of Shares
  Name and Address of Beneficial     Position         Beneficially      Percent
  Owner                                                  Owned
  ------------------------------------------------------------------------------
  Chris Mehringer                 Chairman and CEO     3,170,746         10.6%
  9229 Sunset Blvd., Suite 401
  Los Angeles, CA  90069
  ------------------------------------------------------------------------------
  Dana O'Connor
  570 N. Rossmore, #206              Director          3,170,746         10.6%
  Los Angeles, CA  90024
  ------------------------------------------------------------------------------
  Ali Moussavi
  9300 Wilshire Blvd., #308          Director             (1)             (1)
  Beverly Hills, CA  90212
  ------------------------------------------------------------------------------
  Astor Capital, Inc.
  9300 Wilshire Blvd., #308            None            2,289,983          7.6%
  Beverly Hills, CA  90212
  ------------------------------------------------------------------------------
  Britannica Associates Limited
  Omar Hodge Blvd., Third Floor
  Road Town, Tortola                   None           11,125,477(2)      37.1%
  British Virgin Islands
  ------------------------------------------------------------------------------
  Delta Capital Partners, Ltd.
  60 Market Square, #364               None            3,523,052(3)      11.7%
  Belize City, Belize
  ------------------------------------------------------------------------------
  All officers and directors as                        8,631,475         28.8%
  a group (3 individuals)
  ------------------------------------------------------------------------------
----------------------
(1) Astor Capital, Inc. is a California corporation of which Ali Moussavi is the Manager/Partner and 50% owner. Mr. Moussavi should be considered the beneficial owner of and to have control over the 2,289,983 shares owned by Astor Capital, Inc.

(2) Share amount does not include $181,000 of 6% convertible notes which can be converted into the Company's common stock at the discretion of the holder once the underlying shares of the debenture have been registered with the SEC and declared effective. In the event the notes are not converted voluntarily, they are subject to mandatory conversion upon the fifth anniversary of the date of the issuance. Notes are converted at the average bid price of the common stock for the five trading days preceding the conversion date.

(3) Share amount does not include $8,100 of 6% convertible notes which can be converted into the Company's common stock at the discretion of the holder once the underlying shares of the debenture have been registered with the SEC and declared effective. In the event the notes are not converted voluntarily, they are subject to mandatory conversion upon the fifth anniversary of the date of the issuance. Notes are converted at the average bid price of the common stock for the five trading days preceding the conversion date.

Change in Control

As a result of an exchange transaction consummated on April 17, 2001, the Company issued 10,000,000 shares of common stock to the six former shareholders of Ecast. These shares represented approximately 80% of the then outstanding shares of the Company's common stock. As a result of the exchange transaction, new directors and officers were appointed for the Company. See Item 1, "Reorganization."

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is dependent to a significant extent on advances made to the Company for working capital purposes from its two largest shareholders: Britannica Associates Limited and Delta Capital Partners, Ltd. As of February 28, 2002, such advances totaled $205,200 and $8,100 respectively. Additionally, as of December 31, 2001 Britannica Associates Limited and Delta Capital Partners, Ltd. advanced NT Media's subsidiary Ecast $420,000 and $200,000, respectively, and such advances bear interest at 6% per annum and are convertible into the Company's common stock at any time until the fifth anniversary of each advance at which time any unpaid principal and interest must be converted into common stock. Management believes the terms of these convertible notes are more favorable to the Company than those that could be obtained from unrelated third parties.

Officers and directors of the Company have also provided the Company with $85,845 represented by 6% non-collateral demand notes. Such notes can be demanded by the creditor at any time.

Astor Capital, Inc., a 5% beneficial owner of the Company, and Astor Capital's Managing Partner and 50% owner of Astor Capital, Ali Moussavi, a Director of the Company, serve as the Company's investment banking firm and would be entitled to normal and customary compensation in connection with arranging certain transactions, including but not limited to certain financings, mergers and acquisitions, and strategic partnership. The Company paid no fees to Astor Capital during fiscal year 2001.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

          Exhibit 2(1)      Stock Exchange Agreement dated April 17, 2001.
          Exhibit 3.1(2)    Certificate of Incorporation dated March 14, 2000.
          Exhibit 3.2(2)    Bylaws dated March 14, 2000.
          Exhibit 3.3(1) Amendment to Certificate of Incorporation dated April 24, 2001.
          Exhibit 10.1      Executive Employment Agreement with Chris Mehringer.
          Exhibit 10.2      Office Lease.
          Exhibit 16(3) Letter on change in certifying accountant (filed as an exhibit to the Company's report on Form 8-K dated April 17, 2001).

--------------------------

(1) Incorporated by reference to exhibits previously filed on Form 8-K filed on May 1, 2001.
(2) Incorporated by reference to exhibits previously filed on Form SB-2 on June 1, 2000.
(3) Incorporated by reference to exhibits previously filed on Amended Form 8-K/A on May 31, 2001.

         (b) Reports on Form 8-K filed during the quarter ended December 31, 2001:

               None.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: April 9, 2002             NT MEDIA CORPORATION OF CALIFORNIA, INC.


                                By /s/ Chris Mehringer
                                   ----------------------------------
                                   Chris Mehringer,
                                   President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                                Date
---------                       -----                                ----
/s/ Chris Mehringer             Chairman of the Board,          April 9, 2002
-----------------------------   President, and Chief Financial
Chris Mehringer                 Officer (Principal Financial
                                and Accounting Officer)


/s/ Ali Moussavi                Director                        April 9, 2002
-----------------------------
Ali Moussavi


/s/ Dana O'Connor               Director, Secretary             April 9, 2002
-----------------------------
Dana O'Connor

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY

                          (Formerly known as MVD, Inc.)

                          (DEVELOPMENT STAGE COMPANIES)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (Formerly known as MVD, Inc.)
                          (DEVELOPMENT STAGE COMPANIES)
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000







                          INDEX TO FINANCIAL STATEMENTS


                                                                   Page

 Independent Auditors' Report                                      F - 2

 Consolidated Balance Sheets as of December 31, 2001               F - 3

 Consolidated Statements of Operations
   For the Years Ended December 31, 2001 and 2000,
   and For the Period From June 4, 1999, (Inception)
   to December 31, 2001                                            F - 4

 Consolidated Statements of Stockholders' Equity (Deficit)
   For the Period From June 4, 1999, (Inception)
   to December 31, 2001                                        F - 5 - F - 6

 Consolidated Statements of Cash Flows
   For the Years Ended December 31, 2001 and 2000, and
   For the Period From June 4, 1999, (Inception)
   to December 31,2001                                         F - 7 - F - 8

 Notes to Consolidated Financial Statements                    F - 9 - F - 21

                          INDEPENDENT AUDITORS' REPORT



March 26, 2002




To the Board of Directors and Stockholders of NT Media Corp. of California, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of NT Media Corp. of California, Inc. and Subsidiary (Delaware development stage companies) as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2001 and 2000, and for the period from June 4, 1999, (inception) to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NT Media Corp. of California, Inc. and Subsidiary (development stage companies) as of December 31, 2001, and the results of their operations and cash flows for the years ended December 31, 2001 and 2000, and for the period from June 4, 1999, (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has incurred net losses since inception and has experienced severe liquidity problems. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to those matters also are described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




CALDWELL, BECKER, DERVIN, PETRICK & CO., L. L. P.
Woodland Hills, California 91364

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (Formerly known as MVD, Inc.)
                          (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2001

                                     ASSETS
 CURRENT ASSETS
     Cash                                                     $        2,992
     Interest receivable                                               3,126
                                                              --------------
              Total Current Assets                                     6,118
                                                              --------------
 PROPERTY AND EQUIPMENT,
   Net of accumulated depreciation                                    10,630

 WEB SITE DEVELOPMENT COSTS,
   Net of accumulated depreciation                                        --

 OTHER ASSETS
     Deposits                                                          1,821
                                                              --------------
              Total Assets                                    $       18,569
                                                              ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES
     Accounts payable and accrued expenses                    $      152,511
     Accrued salaries to officer and staff                            49,000
     Payroll taxes payable                                             3,650
     Notes payable - related parties,
      including interest of $2,297                                    88,142
                                                              --------------
              Total Current Liabilities                              293,303
                                                              --------------
 CONVERTIBLE NOTES PAYABLE, including interest of $49,760            858,860
                                                              --------------
              Total Liabilities                                    1,152,163
                                                              --------------
 STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, par value $.001 per share, 5,000,000
      shares authorized, no shares issued and outstanding                 --
     Common stock, par value $.001 per share; 100,000,000
      shares authorized, 30,000,000 shares issued and
      outstanding                                                     30,000
     Additional paid-in capital                                      753,982
     Less receivable from sale of stock                              (69,482)
     (Deficit) accumulated during development stage               (1,848,094)
                                                              --------------
              Total Stockholders' Equity (Deficit)                (1,133,594)
                                                              --------------
              Total Liabilities and Stockholders'
                     Equity (Deficit)                         $       18,569
                                                              ==============
               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (Formerly known as MVD, Inc.)
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              For the
                                                            For the Years Ended             Period From
                                                                December 31,                June 4, 1999
                                                     -----------------------------------   (Inception) to
                                                                                            December 31,
                                                           2001               2000               2001
                                                     ----------------   ----------------  ----------------
 REVENUE                                              $       34,789    $         2,000   $        36,789
                                                     ----------------   ----------------  ----------------
 OPERATING EXPENSES
     Advertising                                               4,960             75,338            81,176
     Depreciation and amortization                           101,327             19,042           120,889
     Impairment loss                                         180,328                 --           180,328
     Licensing and production                                 34,504             80,910           115,714
     Professional fees                                       140,957             58,233           204,890
     Rent                                                     90,801             50,452           145,764
     Salaries - Web site development and maintenance
                                                             182,990            189,329           372,319
     Salaries - administrative                                45,748             47,332           111,080
     Web hosting services                                     52,858             49,001           101,859
     Other                                                   128,309            234,254           397,437
                                                     ----------------   ----------------  ----------------
         Total Operating Expenses                            962,782            803,891         1,831,456
                                                     ----------------   ----------------  ----------------
            (Loss) Before Other Expenses                    (927,993)          (801,891)       (1,794,667)

 OTHER INCOME (EXPENSES)
     Interest income                                           3,126                 --             3,126
     Interest expenses                                       (45,581)            (6,972)          (52,553)
                                                     ----------------   ----------------  ----------------
            (Loss) Before Provision for Income Taxes        (970,448)          (808,863)       (1,844,094)

 PROVISION FOR INCOME TAXES                                   (1,600)            (1,600)           (4,000)
                                                     ----------------   ----------------  ----------------
            Net (Loss)                                $     (972,048)   $      (810,463)  $    (1,848,094)
                                                     ================   ================  ================
            Basic and diluted (loss) per common share $        (0.03)   $         (0.04)  $          (.08)
                                                     ================   ================  ================




               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (Formerly known as MVD, Inc.)
                          (DEVELOPMENT STAGE COMPANIES)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
       FOR THE PERIOD FROM JUNE 4, 1999, (INCEPTION) TO DECEMBER 31, 2001

                                                                        Receivable         (Deficit)
                                                                            for           Accumulated
                              Common Stock              Additional        Common            During
                      -----------------------------      Paid-In          Stock          Development
                         Shares          Amount          Capital          Issued             Stage             Total
                      --------------   ------------  ---------------  --------------   -----------------  --------------
Balance at
  Jun. 4, 1999                   --  $          --    $          --    $         --    $             --    $         --

Stock sales
  Jun. 4, 1999            6,341,492          6,341           13,659              --                  --          20,000

Stock sales
  Aug. 25, 1999           2,289,983          2,290           22,710              --                  --          25,000

Stock sales
  Oct. 12, 1999           8,987,424          8,988          191,012         (10,000)                 --         190,000

Net (loss) for the
   period from
   Jun. 4, 1999 to
   Dec. 31, 1999                 --             --               --              --             (65,583)        (65,583)
                      -------------- --------------  ---------------  --------------   -----------------  --------------
Balance at
  Dec. 31, 1999          17,618,899         17,619          227,381         (10,000)            (65,583)        169,417

Payment received
  on stock sale
  Feb. 1, 2000                   --             --               --          10,000                  --          10,000

Stock sales
  Apr. 19, 2000           4,403,792          4,404          245,596              --                  --         250,000

Stock sales
  May 5, 2000             1,257,313          1,257          198,743              --                  --         200,000

Net (loss) for the
  year ended
  Dec. 31, 2000                  --             --               --              --            (810,463)       (810,463)
                      -------------- --------------  ---------------  --------------   -----------------  --------------
Balance
   Dec. 31, 2000         23,280,004  $      23,280    $     671,720    $         --    $       (876,046)   $   (181,046)
                      ============== ==============  ===============  ==============   =================  ==============











               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (Formerly known as MVD, Inc.)
                          (DEVELOPMENT STAGE COMPANIES)
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
       FOR THE PERIOD FROM JUNE 4, 1999, (INCEPTION) TO DECEMBER 31, 2001

                                                                        Receivable        (Deficit)
                                                                            for          Accumulated
                              Common Stock              Additional        Common            During
                      -----------------------------      Paid-In           Stock         Development
                         Shares           Amount         Capital          Issued            Stage              Total
                      -------------   -------------   --------------  --------------  -----------------  ----------------
Balance at
   Dec. 31, 2000        23,280,004     $    23,280    $     671,720    $         --    $      (876,046)   $     (181,046)

Stock sales
  Apr. 4, 2001             719,996             720           68,762         (69,482)                --                --

Reorganization
  with NT Media
  Apr. 17, 2001          6,000,000           6,000           (6,000)             --                 --                --

Issuance of
   stock options
   Aug. 30, 2001                --              --           19,500              --                 --            19,500

Net (loss) for the
   year ended
   Dec. 31, 2001                --              --               --              --           (972,048)         (972,048)
                      -------------   -------------   --------------  --------------  -----------------  ----------------
Balance at
  Dec. 31, 2001         30,000,000    $     30,000    $     753,982    $    (69,482)   $    (1,848,094)   $   (1,133,594)
                      =============   =============   ==============  ==============  =================  ================


















               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (Formerly known as MVD, Inc.)
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          For the
                                                                                                         Period From
                                                                          For the Years Ended           June 4, 1999
                                                                              December 31,             (Inception) to
                                                                     -------------------------------    December 31,
                                                                          2001             2000             2001
                                                                     --------------   --------------   --------------
 CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
       Net (loss)                                                     $   (972,048)    $   (810,463)   $  (1,848,094)
       Adjustments to reconcile net (loss) to net cash provided by operating activities:
         Depreciation and amortization                                     101,327           19,042          120,889
         Impairment loss                                                   180,328               --          180,328
         Operating expenses paid by reducing note receivable from
          officer                                                            5,000            5,000           10,000
         Operating expenses paid by issuance of stock options               19,500               --           19,500
         (Increase) in interest receivable                                  (3,126)              --           (3,126)
         Increase in accounts payable and accrued expenses                  76,224           65,659          152,511
         Increase (decrease) in payroll taxes payable                        3,650           (8,026)           3,650
         Increase in accrued salaries                                       49,000               --           49,000
         Increase in accrued interest for convertible notes and
         notes payable                                                      45,581            6,476           52,057
         (Increase) decrease in deposits                                     9,879           (9,750)          (1,821)
                                                                     --------------   --------------   --------------
                  Net Cash Flows (Used) by Operating Activities           (484,685)        (732,062)      (1,265,106)
                                                                     --------------   --------------   --------------
 CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
       Notes receivable from officers                                           --          (10,000)         (16,048)
       Proceeds from notes receivable from officers                             --            6,048            6,048
       Investment in property and equipment                                   (780)          (8,004)         (18,879)
       Investment in Web site development costs                                 --         (164,634)        (292,968)
                                                                     --------------   --------------   --------------
                  Net Cash Flows (Used) by Investing Activities               (780)        (176,590)        (321,847)
                                                                     --------------   --------------   --------------
 CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
       Proceeds from note payable to officer                                85,845            5,000           90,845
       Payment of note payable to officer                                       --           (5,000)          (5,000)
       Proceeds from issuance of convertible notes                         399,100          410,000          809,100
       Proceeds from common stock issued                                        --          460,000          695,000
                                                                     --------------   --------------   --------------
                 Net Cash Flows Provided by Financing Activities           484,945          870,000        1,589,945
                                                                     --------------   --------------   --------------
 INCREASE (DECREASE) IN CASH                                                  (520)         (38,652)           2,992

 CASH AT THE BEGINNING OF THE YEAR                                           3,512           42,164               --
                                                                     --------------   --------------   --------------
 CASH AT THE END OF THE YEAR                                          $      2,992     $      3,512    $       2,992
                                                                     ==============   ==============   ==============



               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (Formerly known as MVD, Inc.)
                          (DEVELOPMENT STAGE COMPANIES)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                For the
                                                                              Period From
                                                For the Years Ended           June 4, 1999
                                                    December 31,             (Inception) to
                                           -------------------------------     December 31,
                                                 2001             2000             2001
                                           --------------   --------------   --------------

 ADDITIONAL DISCLOSURES:
        Cash paid during the year for:

       Income taxes                          $      1,600     $      1,600    $       4,000
                                           ==============   ==============   ==============

       Interest                              $         --     $         --    $          --
                                           ==============   ==============   ==============
 NON-CASH INVESTING ACTIVITY:
        Note receivable for common stock     $     69,482     $         --    $      69,482
                                           ==============   ==============   ==============



























               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (Formerly known as MVD, Inc.)
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - NATURE OF BUSINESS

NT Media Corp. of California, Inc. (formerly known as MVD, Inc.) was incorporated in the State of Delaware on April 12, 2000. From April 12, 2000 through April 17, 2001, NT Media Corp. of California, Inc. ("NT Media" or the "Company") was doing business in Florida as MVDIGITAL, Inc. Effective April 17, 2001, in connection with the stock exchange agreement, NT Media issued 10,000,000 pre-split shares of its common stock at $.001 par value per share, in exchange for all of the outstanding common stock of eCast Media Corporation, Inc. ("eCast"). As a result of the exchange, eCast became a wholly owned subsidiary of NT Media based on a conversion ratio of approximately 7.34 shares of NT Media's common stock for each share of eCast's stock. This transaction qualified as a tax-free share exchange and was accounted for as a recapitalization of eCast and the acquisition of NT Media at its book value.

eCast started doing business on June 4, 1999, (inception) as a limited liability company. On March 17, 2000, eCast converted from a limited liability company to a "C" Corporation in the state of Delaware and continued as a development stage company involved in the production, aggregation, and distribution of on-and-offline content, the management of on-and-offline talent and literary clients, and strategic consulting services.

At the time of the share exchange, it was the intention of the Company to make the business of eCast the business of NT Media. Subsequently, however, in consideration of eCast's ongoing losses and continued inability to generate significant revenue, combined with certain changes in the on-and-offline entertainment markets, NT Media determined that it was in the best interests of the Company and its stockholders to shift the Company's growth strategy away from eCast and toward the acquisition of companies with existing operations. To this end, NT Media Corp. began terminating and/or suspending certain money losing operations of eCast, while simultaneously developing its own acquisition-driven growth strategy and opportunities to acquire companies with ongoing operations. Additionally, the Company began looking for a potential acquirer to purchase eCast's operations and/or assets.

During this time, NT Media also engaged in certain entertainment production and international business development activities independent of those previously conducted by eCast. NT Media Corp.'s operations in these areas remain ongoing.

NT Media is active in the development and production of feature films and television programs, international business development and strategy consulting services. The Company has developed and is now pursuing an acquisition-driven growth strategy. In particular, the Company intends to expand vertically and horizontally in the entertainment and media sector through acquisitions in the design, production, and interactive game sub-sectors. The Company is currently exploring opportunities among types of companies including but not limited to, feature film and television production, commercial and broadcast design, animation, visual effects, interactive game developers for PC and consoles, marketing/branding firms, commercial production, and interactive television design and production.

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (Formerly known as MVD, Inc.)
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - NATURE OF BUSINESS (CONTINUED)

In its existing operations, the Company generates or will generate revenue through producer fees, license/acquisition fees (theatrical, network television, cable television, home video, syndication, and foreign territories), participation fees (percentage of box office and ancillary gross or adjusted gross revenue with respect to feature film and television production), and consulting fees and commissions with respect to business development and strategy consulting.

In its targeted acquisition operations, the Company will generate revenue based on the core operation(s) of any acquired companies. For instance, a number of the operations the Company is currently assessing as possible acquisition targets generate revenue in the following ways: film and television production companies - producer fees, license/acquisition fees (theatrical, network television, cable television, home video, syndication, and foreign territories), back end participation fees (percentage of box office and ancillary gross or adjusted gross revenue with respect to feature film and television production); commercial and broadcast design companies - design and production fees; animation companies - production fees, licensing fees; visual effects studios - design and production fees; interactive game developers - development and productions fees, back end participation fees/royalties, technology license fees; market/branding firms - creative design fees, production fees, strategy fees; commercial production - production fees; interactive television design and production - design and production fees, consulting fees, royalties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

Because the Company has not generated any significant revenue it is considered a development stage company. Consequently, the accompanying consolidated financial statements have been prepared using the accounting formats prescribed for development stage enterprises in accordance with Financial Accounting Standards Board Statement No. 7.

Basis of Consolidation

The consolidated financial statements include the accounts of NT Media and its wholly owned subsidiary, eCast Media, Inc., a Delaware corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less.

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (Formerly known as MVD, Inc.)
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities and the reported amounts of revenues and expenses. Accordingly, actual results could differ from those estimates.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any reselling gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for consolidated financial statements purposes.

The estimated useful lives for significant property and equipment categories are as follows:

               Leasehold improvements                         5 Years
               Computer equipment                             5 Years

Domain Name

Domain name includes direct costs of obtaining the domain name. The costs are capitalized and amortized over the estimated useful lives of five years, using the straight-line method. (See Note 4).

Web Site Development Costs

Costs incurred by the Company to develop, enhance, manage, monitor and operate the Company's Web site are generally expensed as incurred, except for certain amounts paid to outside parties for the development of the Company's Web site. These costs are capitalized and depreciated over the estimated useful lives of three years or less using the straight-line method. (See Note 5).

Revenue Recognition

Revenues are recognized on an accrued basis. Generally, revenues will be recognized when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured.

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (Formerly known as MVD, Inc.)
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Income Taxes

As a limited liability company from June 4, 1999 (inception), through March 16, 2000, the Company's taxable income or loss was allocated to members in accordance with their respective percentage of ownership. Therefore, no provision or liability for federal income taxes have been included in the financial statements for this period. However, California law requires a minimum tax of $800 and an annual limited liability company fee of up to $11,790 on gross income. Therefore, a provision and a related liability have been included in the consolidated financial statements for California income taxes.

On March 17, 2000, the Company converted to a "C" Corporation, which is taxed at effective federal and state statutory rates.

The Company has adopted the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standard (SFAS) No. 109. Under SFAS No. 109, deferred income taxes are recorded to reflect tax consequences on future years for the differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end.

Deferred  tax  assets  and   liabilities  are  recognized  for  the  future  tax
consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets and intangibles based on guidance provided by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

Long-lived assets consist primarily of property and equipment, domain name, and Web site development costs. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. An impairment loss would be

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (Formerly known as MVD, Inc.)
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Impairment of Long-Lived Assets (Continued)

recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value. As of December 31, 2001, the Company recognized $180,328 as impairment loss, of which, $179,036 represents the impairment of the Company's Web site and the remaining balance of $1,292 as impairment of leasehold improvements.

Stock Options Plan

The Company has adopted the fair value based method of accounting prescribed in Financial Accounting Standards Board Statement (FASB) No. 123, "Accounting for Stock-Based Compensation," for its employee stock options plans. As of December 31, 2001, the Company does not have any qualified or non-qualified stock options plan.

Advertising Costs

Advertising and sales promotion costs are expensed as incurred. Advertising expenses totaled $4,960 and $75,338, for the years ended December 31, 2001 and 2000, respectively.

Basic and Diluted Net Earnings Per Share

Basic net earnings  (loss) per common share is computed by dividing net earnings
(loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Conversion from a Limited Liability Company to a "C" Corporation

The Company, formerly eCast Media, LLC, converted from a limited liability company to a "C" Corporation on March 17, 2000. To effect the conversion, the Company formed a new corporation, eCast Media, Inc., and transferred all of the assets and liabilities into the newly formed entity. The new corporation simultaneously issued shares of common stock, with a par value of $0.001 per share, in exchange for each existing member's respective percentage of ownership interest in eCast Media, LLC. The exchange has been recorded at the Company's historical carrying values on the date of conversion.

Name Change

On April 24, 2001, the Company changed its name from MVD, Inc. to NT Media Corp. of California, Inc.

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (Formerly known as MVD, Inc.)
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 3 - NOTE RECEIVABLE FROM SALE OF STOCK

Note receivable from stock sales totaled $69,482 at December 31, 2001, and is reported as a reduction of stockholders' equity. The note bears interest at 6.0%, with an effective interest rate of 6.168%, and is collateralized by the 719,996 shares of stock issued on April 4, 2001. (See Note 8.) For the year ended December 31, 2001, interest income accrued on this note totaled $3,126.

NOTE 4 - PROPERTY AND EQUIPMENT

       Computer                                              $        11,784
       Domain name                                                     5,000
                                                             ---------------
                                                             $        16,784

       Less accumulated amortization and depreciation                 (6,154)
                                                             ---------------
                                                             $        10,630
                                                             ================

Amortization and depreciation expenses for the years ended December 31, 2001 and 2000, were $3,671 and $2,766, respectively. As of December 31, 2001, the Company wrote off the balance of leasehold improvement of $1,292 as an impairment loss.

NOTE 5 - WEB SITE DEVELOPMENT COSTS

As of December 31, 2000, Web site development costs totaled $292,968. The Company did not launch its Web site until November of 2000. Therefore, depreciation expenses were not recorded until November of 2000. Depreciation expense was $97,656 and $16,276 for the years ended December 31, 2001 and 2000, respectively. As of December 31, 2001, the Company did not expect any future net cash flows from its Web site; therefore, the Company wrote off the remaining balance of Web site development costs, which totaled $179,036 as an impairment loss during the third and fourth quarters of 2001.

NOTE 6 - INCOME TAXES

The net deferred tax assets, resulting from the net operating loss, included in the accompanying consolidated balance sheet include the following amounts of deferred tax assets and liabilities at December 31, 2001:

      Deferred tax assets - non-current                              617,000
      Valuation allowance                                           (617,000)
                                                            ----------------
                                                             $            --
                                                            ================

Based on management's assessment, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets due to the likelihood

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (Formerly known as MVD, Inc.)
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 6 - INCOME TAXES (Continued)

that the Company may not generate sufficient taxable income during the carryforward period to utilize net operating loss carryforwards and other deferred tax benefits. The valuation allowance for net deferred taxes increased by $367,000 during the year ended December 31, 2001. The increase was the result of additional net losses for the year ended December 31, 2001.

At December 31, 2001, the Company had a net operating loss for income tax purposes of approximately $953,000 that will expire in 2021. The net operating losses can be carried forward to offset future taxable income. Utilization of the above carryforwards may be subject to utilization limitations, which may inhibit the Company's ability to use carryforwards in the future.

The components of the provision for income taxes for continuing operations are as follows:
                                                     For the Years Ended
                                                         December 31,
                                           ------------------------------------
                                                   2001               2000
                                           -----------------   ----------------
           Current
             State                           $         1,600    $         1,600
                                           =================   ================

NOTE 7 - EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic (loss) per share:

                                                                                      For the
                                                                                    Period From
                                                   For the Years Ended             June 4, 1999
                                                       December 31,               (Inception) to
                                           ----------------------------------      December 31,
                                                2001               2000                2001
                                           ---------------   ----------------    ---------------
     Basic EPS:
       Net (loss) from operations           $     (952,548)   $      (810,463)    $   (1,828,594)
                                           ---------------   ----------------    ---------------
       Net (loss) per common share          $        (0.03)   $         (0.04)    $        (0.08)
                                           ===============   ================    ===============
     Weighted average shares outstanding        28,074,083         21,539,081         21,753,491
                                           ===============   ================    ===============

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Shares associated with convertible notes are not included to the extent they are antidilutive.

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (Formerly known as MVD, Inc.)
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT)

Effective April 17, 2001, in connection with the stock exchange agreement, the Company issued approximately 10,000,000 pre-split shares of its common stock at $.001 par value per share, in exchange for all of the outstanding common stock of eCast, in which eCast became a wholly owned subsidiary of the Company based on a conversion ratio of approximately 7.34 shares of the Company's common stock for each share of eCast's stock. This transaction qualified as a tax-free share exchange and was accounted for as a recapitalization of eCast and the acquisition of NT Media at its book value. All transactions presented in stockholders' equity (deficit) reflected the stock exchange agreement as well as the two and four tenths for one (2.4:1) stock split of the Company's common stock, par value $.001, that was approved by the Board of Directors effective April 23, 2001.

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

                                               For the Twelve Months Ended
                                                        December 31,
                                          ------------------------------------
                                                 2001               2000
                                             (Unaudited)        (Unaudited)
                                          -----------------   ----------------
   Net revenue                              $        34,789    $         2,000
                                          =================   ================
   Net (loss)                               $      (969,107)   $      (841,254)
                                          =================   ================
   Basic and diluted net (loss) per share   $        (0.032)   $        (0.032)
                                          =================   ================

On April 4, 2001, the Company sold 719,996 of its common stock to an ex-employee at the price of $.0965 per share for a 6% demand note of $69,482 (see Note 3).

On April 17, 2001, the Company changed its ticker symbol from MVDI to NTMM.

On April 17, 2001, the Board of Directors amended the Company's Article of Incorporation to authorize an issuance of up to 100,000,000 common shares, par value of $.001.

On October 31, 2001, the Company entered into an agreement to sell 1.5 million shares of the Company's common stock, par value of $.001, to the Horst E. Lexen Family Trust in exchange for $1.5 million. The Horst E. Lexen Family Trust subsequently defaulted on the agreement. No shares of the Company's common stock

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (Formerly known as MVD, Inc.)
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

have been issued in connection with this transaction to date. Management is unable to say with any certainty whether or not shares of the Company's common stock will be issued at any time in the future in connection with this transaction.

NOTE 9 - STOCK OPTIONS

On August 30, 2001 the Company granted its counsel options to purchase up to 65,000 shares of the Company's common stock at the exercise price of $1 per share. These options are 100% vested on the date of grant and will expire on September 1, 2003. The Company accounts for the fair value of stock options granted in accordance with FASB No. 123, "Accounting for Stock-Based Compensation." As a result, the Company has recorded $19,500 as professional fees for the year ended December 31, 2001.

Presented below is a summary of stock option activity for the year shown:

                                                                 Weighted-
                                                                 Average
                                             Stock Options   Exercise Price
                                           ---------------- ----------------
  Outstanding at December 31, 2000                       --               --
  Granted                                            65,000            $1.00
  Exercised                                              --               --
  Forfeited                                              --               --
  Expired                                                --               --
                                           ---------------- ----------------
  Outstanding at December 31, 2001                   65,000            $1.00
                                           ================ ================
  Options exercisable at December 31, 2001           65,000            $1.00
                                           ================ ================

The following table presents information about stock options granted during the year where the exercise price of some options differed from the market price of the Company's stock on the grant date:

                                                              Weighted-
                                               Number of       Average
                                             Shares Granted Exercise Price
                                             -------------- --------------
 Outstanding at December 31, 2001
   Exercise price equals market value                    --             --
   Exercise price greater than market value              --             --
   Exercise price less than market value             65,000          $1.00
                                             -------------- --------------
                                                     65,000          $1.00
                                             ============== ==============

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (Formerly known as MVD, Inc.)
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 9 - STOCK OPTIONS (Continued)

Exercise prices for options outstanding as of December 31, 2001 is $1. The following table summarizes information for options outstanding and exercisable at December 31, 2001:

                     Options Outstanding                Options Exercisable
       --------------------------------------------- ---------------------------
                                          Weighted-
                               Weighted-   Average                  Weighted-
                               Average    Remaining      Stock       Average
       Exercise Stock Options  Exercise  Contractual    Options     Exercise
        Prices   Outstanding    Price       Life      Exercisable    Price
       -------- ------------- ---------- -----------  -----------   ---------
        $1.00      65,000       $1.00         0         65,000        $1.00
                 -----------                         -----------
                   65,000                               65,000
                 ===========                         ===========

The weighted-average fair values at the date of grant for options granted during the year ended December 31, 2001 were $.30, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                                              2001
                                                         -------------
       Expected life in years                                   0
       Interest Rate                                          4.08    %
       Volatility                                            228.37   %
       Dividend Yield                                          --     %


NOTE 10 - CONCENTRATION

For the year ended December 31, 2001, revenue received from one customer accounted for 93% of total revenue.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

During 1999 and 2000, the Company leased its operating and office facilities for various terms under long-term operating lease agreements. The leases expire at various dates through May 20, 2003 and provide for no renewal options. The leases provide for increases in future minimum annual rental payments based on defined increases in the Consumer Price Index, subject to certain minimum increases. Also, the agreements generally require the Company to pay executory costs (real estate taxes, insurance, and repairs). On August 31,2001, the Company attempted to terminate these lease agreements and vacated the premises. As of December 31, 2001, the Company is in dispute with this landlord regarding

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (Formerly known as MVD, Inc.)
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

its obligation. The landlord is seeking to recover approximately $125,000 of rental losses plus attorneys' costs. As of December 31, 2001, the Company accrued all of its 2001 lease commitments that were not yet paid, which totaled $36,700.

On September 21, 2001, the Company entered into a new lease agreement for operating and office facilities for various terms under a short-term, non-cancelable lease agreement for a monthly rent of $1,821. The lease expires on April 30, 2002 and provides for no renewal options. In the normal course of business, it is expected that the lease will be renewed or replaced by leases on other properties. The lease provides for increases in future minimum annual rental payments based on defined increases in the Consumer Price Index, subject to certain minimum increases. Also, the agreement generally requires the Company to pay executory costs (real estate taxes, insurance, and repairs). In addition, the lease agreement required the Company to present a letter of credit in an amount of $9,701, which was provided to the landlord by one of the Company's stockholders. The amount of the letter of credit is reduced each month by the amount of rent paid by the Company.

Lease expenses totaled $90,801 and $50,452 for the years ended December 31, 2001 and 2000, respectively.

Future minimum rental payments required under the operating lease agreements are as follows:

                          For the Year Ending December 31,
                         ------------------------------------
                                        2002                    $        84,662
                                        2003                             26,125
                                                               ----------------
                                                                $       110,787
                                                               ================

On March 30,  2000,  the  Company  entered  into an  agreement  with Still Water
Productions, Inc. to provide the Company with Internet access, hosting and maintenance services for the Company's Web site at a minimum cost of $3,400 per month. The agreement may be terminated by either party upon thirty (30) days written notice. This agreement was terminated during 2001.

On August 7, 2000, the Company entered into an agreement with an individual to provide the Company with business and marketing strategy for $4,000 per month. Future minimum payments will be $48,000 per year. This agreement may be terminated by either party upon fourteen (14) days written notice. This agreement was terminated during 2001.

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (Formerly known as MVD, Inc.)
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

On April 2001, the Company signed an agreement with a Web site publisher to provide an exclusive ad sales presentation and ad management services. This agreement may be terminated upon ninety (90) days written notice. This agreement may also be terminated immediately if material breach is not cured within thirty
(30) days. There has not been any revenue generated from this agreement.

On October 1, 2001, the Company signed an agreement to purchase various entertainment property of Graham Taylor Production (GTP) in exchange for 10,000 shares of the Company's common stock, par value of $.001. As part of this agreement, Mr. Taylor will become an employee of NT Media with a monthly compensation of $4,000 plus various out-of-pocket expenses. This agreement will only become effective if the Company's common shares are delivered and the employment agreement becomes effective. The employment agreement becomes effective when both parties sign all agreements and the Company receives net proceeds of at least one million dollars resulting from an offering of NT Media equity securities. As of March 2002, none of the conditions under this agreement have been met; therefore, the agreement has not been completely finalized.

NOTE 12 - CONVERTIBLE NOTES

For the years ended December 31, 2001 and 2000, the Company issued $399,100 and $410,000 of 6% convertible notes, respectively. The effective interest rate of these notes is 6.168%. All notes are convertible to common shares, $0.001 par value, at a conversion price that equals the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company's securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes be converted on the fifth year of their anniversary date or are due and payable in the event that the Company's shares of common stock are not publicly traded. It is mandatory that these notes be converted during 2005 and 2006 in the amounts of $410,000 and $399,100, respectively. The proceeds were primarily used for operating activities as well as for investing in Web site development, and property and equipment. Interest accrued for the years ended December 31, 2001 and 2000 totaled $43,284 and $6,476, respectively. As of December 31, 2001, interest accrued on convertible notes totaled $49,760.

NOTE 13 - NOTES PAYABLE - RELATED PARTIES

During 2001, the Company's officer, director, and stockholder provided the Company with various 6% non-collateral demand notes totaling $85,845. For the year ended December 31, 2001, interest accrued on these notes totaled $2,297.

NOTE 14 - RELATED PARTIES TRANSACTIONS

During 2001, NT Media advanced $204,308 to eCast to pay eCast's operating expenses. This amount was eliminated during the consolidation.

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (Formerly known as MVD, Inc.)
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 15 - UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses and generated insignificant revenue since its inception, June 4, 1999. The Company has relied on its investors and lenders to meet its cash flow requirements. The Company plans to generate the additional cash needed through the completion of additional equity, debt, or joint venture transactions. There is no assurance, however, that the Company will be able to complete its plans in the future at commercially reasonable terms, if at all, or that the Company will be able to meet its future contractual obligations.

NOTE 16 - LITIGATION

The Company is subject to various claims covering a wide range of matters that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

NOTE 17 - SUBSEQUENT EVENTS

From January 1, 2002 through March 22, 2002, the Company has issued additional 6% convertible notes totaling $38,500. All notes are convertible to common shares, $0.001 par value, at a conversion price that is equal to the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company's securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes be converted on the fifth year of their anniversary date or are due and payable in the event that the Company's shares of common stock are not publicly traded.