Form 10QSB
period 2002-03-31
NT MEDIA CORP OF CALIFORNIA INC
filed 2002-05-08
CIK 318622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  X   Quarterly Report  Under Section 13 or 15(d) of the Securities Exchange Act
----- of 1934 (No Fee Required)

      For the quarterly period ended March 31, 2002

      Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

      For the transition period from                       to               .
                                    ----------------------   ---------------

         Commission file number     000-31012
                                  ------------------------------------------



                       NT Media Corp. of California, Inc.
                       ----------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


            Delaware                                          94-3357128
       -----------------                              ----------------------
(State or Other Jurisdiction of                      (IRS Employer ID Number)
Incorporation or Organization)

           9229 Sunset Blvd, Suite 401, Los Angeles, California 90069
       ------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  310-205-4825
                                  ------------
                 (Issuer's Telephone Number Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes        X               No
   -------------             ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Number of shares of common stock outstanding as of March 31, 2002:  30,000,000
                                                                   ------------

              NT MEDIA CORPORATION OF CALIFORNIA, INC. & SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)


                                      INDEX

                                                                  Page
                                                               ------------

PART 1: FINANCIAL INFORMATION

ITEM 1 - Financial Statements

  Independent Accountants' Report                                    2

  Condensed Balance Sheet (Unaudited)
             as of March 31, 2002                                    3

  Condensed Statements of Operations
   For the Three Months Ended March 31, 2002
                   and 2001 (Unaudited), and
   For the Period From June 4, 1999 (Inception)
                   to March 31, 2002 (Unaudited)                     4

  Condensed Statements of Cash Flows
   For the Three Months Ended March 31, 2002 and 2001
                   (Unaudited), and
   For the Period From June 4, 1999 (Inception) to
                   March 31, 2002 (Unaudited)                        5

  Selected Information - Substantially All Disclosures
                   Required by Generally
   Accepted Accounting Principles are Not Included                   6

ITEM 2 - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations     8

Signatures                                                          10

                         INDEPENDENT ACCOUNTANTS' REPORT





May 2, 2002


To The Board of Directors and Stockholders of
NT Media Corporation of California, Inc. and Subsidiary
Encino, California

We  have  reviewed  the  accompanying   condensed  balance  sheet  of  NT  Media
Corporation of California, Inc. and Subsidiary (Delaware Development Stage Companies) as of March 31, 2002, the related condensed statements of operations and the condensed statements of cash flows, for the three months ended March 31, 2002 and 2001, and for the period from June 4, 1999 (Inception) to March 31, 2002. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the March 31, 2002 condensed financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying condensed financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 5 to the condensed financial statements, and Note 15 to the annual financial statements for the year ended December 31, 2001 (not presented herein), certain conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 5 and 15 to the respective financial statements.




CALDWELL, BECKER, DERVIN, PETRICK & CO., L.L.P.
Woodland Hills, California

             NT MEDIA CORPORATION OF CALIFORNIA, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                             CONDENSED BALANCE SHEET
                                 MARCH 31, 2002
                                   (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
  Cash                                                             $    16,918
  Accounts receivable, net of allowance for bad debt of $15,000             --
  Interest receivable                                                    4,215
                                                                   -----------
             Total Current Assets                                       21,133

PROPERTY AND EQUIPMENT,
  net of accumulated depreciation of $6,993                              9,791

WEB SITE  DEVELOPMENT COSTS,
  net of accumulated amortization of $292,968                               --

OTHER ASSETS
  Deposit                                                                1,821
                                                                   -----------
             Total Assets                                          $    32,745
                                                                   ===========
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable - trade                                         $   184,870
  Accrued salaries and payroll taxes                                    91,851
  Notes payable - related parties, including interest of $3,508         90,685
                                                                   -----------
             Total Current Liabilities

CONVERTIBLE NOTES PAYABLE,
  including accrued interest of $64,136                                917,136
                                                                   -----------
             Total Liabilities                                       1,284,542
                                                                   -----------
STOCKHOLDERS' (DEFICIT)
  Preferred stock, par value $.001 per share, 5,000,000
    shares authorized, no shares issued and outstanding                     --
  Common stock, par value $.001 per share; 100,000,000
    shares authorized, 30,000,000 shares issued and
    outstanding                                                         30,000
  Additional paid-in capital                                           753,982
  Less receivable from sale of stock                                   (69,482)
  (Deficit) accumulated during development stage                    (1,966,297)
                                                                   -----------
             Total Stockholders' (Deficit)                          (1,251,797)
                                                                   -----------
             Total Liabilities and Stockholders' (Deficit)         $    32,745
                                                                   ===========

                    See Accompanying Selected Information to
                    Unaudited Condensed Financial Statements

             NT MEDIA CORPORATION OF CALIFORNIA, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               For the period
                                                              from June 4, 1999
                                        For the Three Months   (Inception) to
                                           Ended March 31,         March 31,
                                          2002          2001         2002
                                     ------------  ------------  ------------
REVENUE                              $     25,000  $        111  $     61,789
                                     ------------  ------------  ------------
OPERATING EXPENSES
  Advertising                                  --            --        81,176
  Depreciation and amortization               839        25,322       121,728
  Impairment loss                              --            --       180,328
  Licensing and production                     --         1,000       115,714
  Professional fees                        20,883        32,753       225,773
  Rent                                     26,072        14,773       171,836
  Salaries - Web site development and
      maintenance                              --        58,877       372,319
  Salaries - administrative                34,500        19,625       145,580
  Web hosting services                         --         9,984       102,073
  Other                                    45,597        27,004       442,820
                                     ------------  ------------  ------------
       Total Operating Expenses           127,891       189,338     1,959,347
                                     ------------  ------------  ------------
    (Loss) Before Other Expenses         (102,891)     (189,227)   (1,897,558)
OTHER INCOME (EXPENSES)
  Interest income                           1,089            --         4,215
  Interest expense                        (15,601)       (7,589)      (68,154)
                                     ------------  ------------  ------------
    (Loss) Before Provision for Income
       Taxes                             (117,403)     (196,816)   (1,961,497)

(PROVISION) FOR INCOME TAXES                 (800)           --        (4,800)
                                     ------------  ------------  ------------
       Net (Loss)                    $   (118,203) $   (196,816) $ (1,966,297)
                                     ============  ============  ============
    (Loss) per common share          $      (.004) $      (.008) $      (.087)
                                     ============  ============  ============
Weighted average common
 shares outstanding                    30,000,000    23,280,004    22,472,663
                                     ============  ============  ============






                    See Accompanying Selected Information to
                    Unaudited Condensed Financial Statements
                                        4

             NT MEDIA CORPORATION OF CALIFORNIA, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           For the
                                                                                         period from
                                                           For the Three Months Ended   June 4, 1999
                                                                    March 31,          (Inception) to
                                                           --------------------------     March 31,
                                                                2002         2001           2002
                                                           ------------  -----------   --------------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
  Net (loss)                                               $  (118,203)  $  (196,816)  $ (1,966,297)
  Adjustments to reconcile net (loss) to net cash
   provided by operating activities:
  Depreciation                                                     839        25,322        121,728
  Impairment loss                                                   --            --        180,328
  Operating expenses paid by issuance of stock options              --            --         19,500
  Operating expenses paid by reducing note receivable
    from officer                                                    --         2,500         10,000
  (Decrease) increase in accounts payable and accrued expenses  32,359        (9,735)       184,870
  Increase in accrued interest for convertible notes and
    notes payable                                               15,587         7,589         67,644
  Increase in accrued salaries and payroll taxes payable        39,201            --         91,851
  Increase in interest receivable                               (1,089)           --         (4,215)
  (Increase) in deposits                                            --            --         (1,821)
                                                           -----------   -----------   ------------
     Net Cash Flows (Used) by Operating Activities             (31,306)     (171,140)    (1,296,412)
                                                           -----------   -----------   ------------
CASH FLOWS (USED) BY INVESTING  ACTIVITIES:                         --          (780)      (321,847)
                                                           -----------   -----------   ------------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
  Proceeds from note payable and advance from officer            1,332            --         92,177
  Payment of note payable to officer                                --            --         (5,000)
  Proceeds from issuance of convertible notes                   43,900       194,000        853,000
  Proceeds from common stock issued                                 --            --        695,000
                                                           -----------   -----------   ------------
     Net Cash Flows Provided by Financing Activities            45,232       194,000      1,635,177
                                                           -----------   -----------   ------------
INCREASE IN CASH                                                13,926        22,080         16,918

CASH AT THE BEGINNING OF THE PERIOD                              2,992         3,512             --
                                                           -----------   -----------   ------------
CASH AT THE END OF THE PERIOD                              $    16,918   $    25,592   $     16,918
                                                           ===========   ===========   ============
ADDITIONAL DISCLOSURES:
  Income taxes paid                                        $        --   $        --   $      4,000
                                                           ===========   ===========   ============
  Interest paid                                            $       203   $        --   $        203
                                                           ===========   ===========   ============

                    See Accompanying Selected Information to
                    Unaudited Condensed Financial Statements

             NT MEDIA CORPORATION OF CALIFORNIA, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                              SELECTED INFORMATION
               Substantially All Disclosures Required by Generally
                Accepted Accounting Principles are Not Included
                                 MARCH 31, 2002

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of NT Media Corp. of California, Inc. and Subsidiary (the Company) at March 31, 2002, and the results of operations and cash flows for the quarter ended March 31, 2002.

The notes to the audited Financial Statements for the year ended December 31, 2001 should be read in conjunction with these Condensed Financial Statements.

The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

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

NOTE 4 - CONVERTIBLE NOTES

From January 1, 2002 through March 31, 2002, the Company issued an additional 6% in convertible notes totaling $43,900. All notes are convertible to common shares, $0.001 par value, at a conversion price that is equal to the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company's securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes be converted on the fifth year of their anniversary date or are due and payable in the event that the Company's shares of common stock are not publicly traded.

NOTE 5 - UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses and generated

             NT MEDIA CORPORATION OF CALIFORNIA, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                              SELECTED INFORMATION
               Substantially All Disclosures Required by Generally
                Accepted Accounting Principles are Not Included
                                 MARCH 31, 2002

NOTE 5 - UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN (Continued)

insignificant revenue since its inception, June 4, 1999. The Company has relied on its investors to meet its cash flow requirements. The Company plans to generate the additional cash needed through the completion of additional equity, debt, or joint venture transactions. There is no assurance, however, that the Company will be able to complete its plans in the future at commercially reasonable terms, if at all, or that the Company will be able to meet its future contractual obligations.

NOTE 6 - CONCENTRATION

For the three months ended March 31, 2002, revenue from two customers accounted for 100% of total revenue.

NOTE 7 - EARNINGS PER SHARE

Fully diluted per share data is not presented, as the effects would be antidilutive.

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                           ITEM 2 - PLAN OF OPERATIONS


PLAN OF OPERATIONS

The following information specifies certain forward-looking statements of the management of the company. Forward-looking statements are statements that estimate the occurrence of future events not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. These forward-looking statements specified in the following paragraphs have been compiled by NT Media Corp. of California, Inc. ("NT Media Corp." or the "Company") on the basis of assumptions made by management and considered by management to be reasonable. NT Media Corp.'s operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements.

Plan of Operation for the Next Twelve Months

NT Media Corp.'s business includes the development and production of feature films and television programs, and the provision of international business development and strategy consulting services. With its existing operations, the Company generates or will generate revenue through producer fees, license/acquisition fees (theatrical, network television, cable television, home video, syndication, and foreign territories), participation fees (percentage of box office and ancillary gross or adjusted gross revenue with respect to feature film and television production), and consulting fees and commissions with respect to business development and strategy consulting. The Company has recently discontinued various lines of business of its subsidiary Ecast Media Corporation, Inc. ("Ecast") and expects revenues and losses from Ecast's business to decline accordingly.

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

Over the next twelve-month period, the Company anticipates needing the following operating capital amounts:

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                           ITEM 2 - PLAN OF OPERATIONS


      Purpose                                              Amount
      -------                                       --------------------
      Growth Capital for Acquired Subsidiaries      $          600,000
      Additional Employees                                     200,000
      Marketing and Public Relations Campaigns                 100,000
      Participation in Industry and Trade Functions             50,000
      Ongoing Operations                                     1,000,000


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

With the exception of the lease on its primary business address, NT Media Corp. has no material commitments. The Company leases approximately 1000 sq. ft. of office space at 9229 Sunset Blvd., Suite 401, Los Angeles, CA 90069 for its executive, administrative and operating offices at a monthly rent of $1,821 through April of 2002. The lease with respect to this facility expires on April 30, 2002. Following the expiration of the lease, the Company has been offered the option to continue to rent these offices on a month-to-month basis at a monthly rent of $2,241 per month. NT Media Corp. anticipates that these offices will be adequate to meet its needs for the foreseeable future. In addition, the Company subsidiary, eCast, leased its previous operating office facilities for various terms under long-term operating lease agreement during 1999 and 2000. On August 31, 2001, eCast exercised its termination rights under these lease agreements and terminated both leases at 5410 Wilshire Boulevard and vacated the premises. However, the landlord is seeking to recover approximately $125,000 in future rental losses plus out-of-pocket costs. Of this amount, the Company currently reflects only $56,803, which is the accrual of its lease commitments through March 31, 2002 that have not yet been paid.

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                           ITEM 2 - PLAN OF OPERATIONS

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


Liquidity and Capital Resources.

At March 31, 2002, the Company had $16,918 of available cash. Because we are not generating substantial revenues from our existing operations and have yet to implement our acquisition driven growth strategy, our only external sources of liquidity are from the issuance of convertible debt and sale of our capital stock.

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

Dated May 8, 2002