Form 10QSB
period 2002-06-30
NT MEDIA CORP OF CALIFORNIA INC
filed 2002-08-07
CIK 318622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  X   Quarterly Report  Under Section 13 or 15(d) of the Securities Exchange Act
 ---- of 1934 (No Fee Required)

      For the quarterly period ended June 30, 2002

      Transition Report Under Section 13 or 15(d) of the Securities Exchange Act ---- of 1934 (No Fee Required)

      For the transition period from                       to               .
                                    ----------------------   ---------------

         Commission file number     000-31012
                                    ----------------------------------------



                       NT Media Corp. of California, Inc.
                       ----------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


            Delaware                                         94-3357128
 -------------------------------                     ------------------------
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

Yes      X                No
    -----------              ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Number of shares of common stock outstanding as of June 30, 2002:  30,000,000
                                                                   ------------

                 NT MEDIA CORP. OF CALIFORNIA, INC. & SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)





                                      INDEX

                                                                     Page
                                                                  ---------

PART 1: FINANCIAL INFORMATION

ITEM 1 - Financial Statements

   Independent Accountants' Report                                    2

   Condensed Consolidated Balance Sheet as of
     June 30, 2002 (Unaudited)                                        3

   Condensed Consolidated Statements of Operations
     For the Quarter and Year-to-date Periods Ended
          June 30, 2002 and 2001 (Unaudited),
     For the Period From June 4, 1999 (Inception)
          to June 30, 2002                                            4

   Condensed Consolidated Statements of Cash Flows
     For the Year-to-date Periods Ended June 30, 2002
          and 2001 (Unaudited),
     For the Period From June 4, 1999 (Inception)
          to June 30, 2002                                            5

   Selected Information - Substantially All Disclosures
     Required by Generally Accepted Accounting Principles
          are Not Included                                          6 - 7

ITEM 2 - Plan of Operations                                         8 - 10

                         INDEPENDENT ACCOUNTANTS' REPORT





July 24, 2002





To The Board of Directors and Stockholders
NT Media Corp. of California, Inc.
Encino, California

We have reviewed the accompanying condensed consolidated balance sheet of NT Media Corp. of California, Inc. and Subsidiary (Delaware Development Stage Companies) as of June 30, 2002, the related condensed consolidated statements of operations for the quarter and year-to-date periods ended June 30, 2002 and 2001, and for the period from June 4, 1999 (inception) to June 30, 2002, the condensed consolidated statements of cash flows for the year-to-date periods ended June 30, 2002 and 2001, and for the period from June 4, 1999 (inception) to June 30, 2002. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the June 30, 2002 condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying condensed consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in
Note 5 to the condensed consolidated financial statements, and Note 15 to the annual financial statements for the year ended December 31, 2001 (not presented herein), certain conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 5 and 15 to the respective financial statements.



CALDWELL, BECKER, DERVIN, PETRICK & CO., L.L.P.
Woodland Hills, California

                 NT MEDIA CORP. OF CALIFORNIA, INC. & SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                   (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
  Cash                                                        $          6,654
  Accounts receivable, net of allowance
       for bad debt of $10,000                                           6,000
     Prepaid expenses                                                    3,000
     Interest receivable                                                 5,304
                                                              ----------------
             Total Current Assets                                       20,958
PROPERTY AND EQUIPMENT,
  net of accumulated depreciation of $7,832                              8,952

WEB SITE  DEVELOPMENT COSTS,
  net of accumulated amortization of $292,968                               --

OTHER ASSETS
     Deposit                                                             2,241
                                                              ----------------
             Total Assets                                     $         32,151
                                                              ================
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
  Accounts payable - trade                                    $        211,112
  Accrued salaries and payroll taxes                                   126,225
  Notes payable-related parties, including interest of $4,389          100,503
                                                              ----------------
             Total Current Liabilities                                 437,840

CONVERTIBLE NOTES PAYABLE,
  including accrued interest of $76,874                                974,174
                                                              ----------------
             Total Liabilities                                       1,412,014
                                                              ----------------
STOCKHOLDERS' (DEFICIT)
  Preferred stock, par value $.001 per share, 5,000,000
       shares authorized, no shares issued and outstanding                  --
  Common stock, par value $.001 per share;
       100,000,000 shares authorized, 30,000,000
       shares issued and outstanding                                    30,000
     Additional paid-in capital                                        753,982
     Less receivable from sale of stock                                (69,482)
     (Deficit) accumulated during development stage                 (2,094,363)
                                                              ----------------
             Total Stockholders' (Deficit)                          (1,379,863)
                                                              ----------------
             Total Liabilities and Stockholders' (Deficit)    $         32,151
                                                              ================
                      See Accompanying Selected Information
            to Unaudited Condensed Consolidated Financial Statements

                 NT MEDIA CORP. OF CALIFORNIA, INC. & SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                        For the
                                                                For The Year-to-date  Period from
                                     For the Quarters Ended        Periods Ended      June 4, 1999
                                            June 30,                  June 30,       (Inception) to
                                    ------------------------  ------------------------   June 30,
                                        2002        2001          2002         2001        2002
                                    -----------  -----------  -----------  -----------  -----------
REVENUE                             $    31,800  $    34,598  $    56,800  $    34,709  $    93,589
                                    -----------  -----------  -----------  -----------  -----------
OPERATING EXPENSES
 Advertising                                 --        1,605           --        1,605       81,176
 Depreciation and amortization              839       25,317        1,678       50,639      122,567
 Impairment loss                             --           --           --           --      180,328
 Licensing and production                    --       33,339           --       34,339      115,714
 Professional fees                       15,356       54,198       36,239       86,951      241,129
 Rent                                    27,940       23,343       53,505       38,116      199,776
 Salaries - Web site development
  and maintenance                            --       61,602           --      120,479      372,319
 Salaries - administrative               31,250       15,400       65,750       35,025      176,830
 Travel                                   5,743       11,125        8,152       11,485       69,346
 Web hosting services                       236       22,106          450       32,090      102,309
 Other                                   42,809       31,584       86,290       58,228      422,026
                                    -----------  -----------  -----------  -----------  -----------
      Total Operating Expenses          124,173      279,619      252,064      468,957    2,083,520
                                    -----------  -----------  -----------  -----------  -----------
      (Loss) Before Other Income
        (Expenses) and Provision
        for Income Taxes                (92,373)    (245,021)    (195,264)    (434,248)   (1,989,931)

OTHER INCOME (EXPENSES)
 Interest income                          1,089           --        2,178           --         5,304
 Litigation settlement                  (21,564)          --      (21,564)          --       (21,564)
 Interest expense                       (13,618)     (10,547)     (29,219)     (18,136)      (81,772)
                                    -----------  -----------  -----------  -----------  ------------
      (Loss) Before Provision for
        Income Taxes                   (126,466)    (255,568)    (243,869)    (452,384)   (2,087,963)

(PROVISION) FOR INCOME TAXES             (1,600)      (1,600)      (2,400)      (1,600)       (6,400)
                                    -----------  -----------  -----------  -----------  ------------
        Net (Loss)                  $  (128,066) $  (257,168) $  (246,269) $  (453,984) $ (2,094,363)
                                    ===========  ===========  ===========  ===========  ============
        (Loss) per common share     $     (.004) $     (.011) $     (.008) $     (.019) $      (.091)
                                    ===========  ===========  ===========  ===========  ============
Weighted average common
 shares outstanding                  30,000,000   23,878,674   30,000,000   23,878,674    23,082,626
                                    ===========  ===========  ===========  ===========  ============



                    See Accompanying Selected Information to
             Unaudited Condensed Consolidated Financial Statements

                 NT MEDIA CORP. OF CALIFORNIA, INC. & SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       For the
                                                              For the Year-To-Date   Period from
                                                                  Periods Ended      June 4, 1999
                                                                     June 30,       (Inception) to
                                                            ------------------------    June 30,
                                                                2002        2001         2002
                                                            -----------  -----------  -----------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
 Net (loss)                                                 $  (246,269) $  (453,984) $(2,094,363)
 Adjustments to reconcile net (loss) to net
 cash provided by operating activities:
   Depreciation                                                   1,678       50,639      122,567
   Impairment loss                                                   --           --      180,328
   Operating expenses paid by issuance of stock options              --           --       19,500
   Operating expenses paid by reducing note receivable
     from officer                                                    --        5,000       10,000
   (Increase) in accounts receivable                             (6,000)          --       (6,000)
   Increase in accounts payable and accrued expenses             58,601        8,086      211,112
   (Increase) in prepaid expenses                                (3,000)          --       (3,000)
   Increase in accrued salaries and payroll taxes payable        73,575           --      126,225
   Increase in accrued interest for convertible notes and
     notes payable                                               29,219       18,136       81,276
   (Increase) in interest receivable                             (2,178)          --       (5,304)
   (Increase) in deposits                                          (420)          --       (2,241)
                                                            -----------  -----------  -----------
        Net Cash Flows (Used) by Operating Activities           (94,794)    (372,123)  (1,359,900)
                                                            -----------  -----------  -----------
CASH FLOWS (USED) BY INVESTING ACTIVITIES:                           --         (780)    (321,847)
                                                            -----------  -----------  -----------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
    Proceeds from note payable to officer                        10,771           --      101,616
    Payment of note payable to officer                             (515)          --       (5,515)
    Proceeds from common stock issued                                --           --      695,000
    Proceeds from issuance of convertible notes                  88,200      391,000      897,300
                                                            -----------  -----------  -----------
        Net Cash Flows Provided by Financing Activities          98,456      391,000    1,688,401
                                                            -----------  -----------  -----------
INCREASE IN CASH                                                  3,662       18,097        6,654
CASH AT THE BEGINNING OF THE PERIOD                               2,992        3,512           --
                                                            -----------  -----------  -----------
CASH AT THE END OF THE PERIOD                               $     6,654  $    21,609  $     6,654
                                                            ===========  ===========  ===========
ADDITIONAL DISCLOSURES:
      Cash paid during the year for:
        Income taxes                                        $        --  $     1,600  $     4,000
                                                            ===========  ===========  ===========
        Interest                                            $       478  $        --  $       478
                                                            ===========  ===========  ===========


                    See Accompanying Selected Information to
             Unaudited Condensed Consolidated Financial Statements

                 NT MEDIA CORP. OF CALIFORNIA, INC. & SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                              SELECTED INFORMATION
                    Substantially All Disclosures Required by
           Generally Accepted Accounting Principles are Not Included
                                  JUNE 30, 2002

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of NT Media Corp. of California, Inc. and Subsidiary (the Company) at June 30, 2002, and the results of operations and cash flows for the periods ended June 30, 2002.

The notes to the audited Financial Statements for the year ended December 31, 2001 should be read in conjunction with these condensed consolidated financial statements.

The results of operations for the quarter and year-to-date periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

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

NOTE 4 - CONVERTIBLE NOTES

From January 1, 2002 through June 30, 2002, the Company issued additional 6% convertible notes totaling $88,200. All notes are convertible to common shares, $0.001 par value, at a conversion price that is equal to the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company's securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes be converted on the fifth year of their anniversary date or are due and payable in the event that the Company's shares of common stock are not publicly traded.

                 NT MEDIA CORP. OF CALIFORNIA, INC. & SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                              SELECTED INFORMATION
                    Substantially All Disclosures Required by
           Generally Accepted Accounting Principles are Not Included
                                  JUNE 30, 2002

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

NOTE 6 - CONCENTRATION

For the quarter and year-to-date periods ended June 30, 2002, revenue from two customers accounted for 80% and 71% of total revenue, respectively.

NOTE 7 - LITIGATION SETTLEMENT

On July 10, 2002, the Company's subsidiary settled a lawsuit with its prior landlord in the amount of $100,000. For the year ended December 31, 2001 and the six months ended June 30, 2002, the Company has accrued $36,701 and $41,736, respectively, as rent expense for its rent commitments, which totaled $78,437. For the quarter ended June 30, 2002, a litigation settlement expense in the amount of $21,563 was recorded for the difference.

NOTE 8 - EARNINGS PER SHARE

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

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                           ITEM 2 - PLAN OF OPERATIONS

Over the next twelve-month period, the Company anticipates needing the following operating capital amounts:

      Purpose                                                   Amount
      -------                                            ------------------
      Growth Capital for Acquired Subsidiaries           $          600,000
      Additional Employees                                          200,000
      Marketing and Public Relations Campaigns                      100,000
      Participation in Industry and Trade Functions                  50,000
      Ongoing Operations                                          1,000,000

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

With the exception of the lease on its primary business address, NT Media Corp. has no material commitments. The Company leases, on a month-to-month basis, approximately 1,000 sq. ft. of office space at 9229 Sunset Blvd., Suite 401, Los Angeles, CA 90069 for its executive, administrative and operating offices at a monthly rent of $2,241. NT Media Corp. anticipates that these offices will be adequate to meet its needs for the foreseeable future.

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

Liquidity and Capital Resources.

At June 30, 2002, the Company had $6,654 of cash on hand. Because we are not generating substantial revenues from our existing operations and have yet to implement our acquisition driven growth strategy, our only external sources of liquidity are from the issuance of convertible debt and sale of our capital stock.

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