Form 10QSB
period 2002-09-30
NT MEDIA CORP OF CALIFORNIA INC
filed 2002-11-14
CIK 318622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

  X   Quarterly Report  Under Section 13 or 15(d) of the Securities Exchange Act
 ---- of 1934 (No Fee Required)

      For the quarterly period ended September 30, 2002

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

           6525 Sunset Blvd, Suite 707, Los Angeles, California 90027
       ------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  323-856-5055
                                  ------------
                 (Issuer's Telephone Number Including Area Code)

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

Number of shares of common stock outstanding as of September 30, 2002:

                                                                      30,000,000
                                                                      ----------
                                        1

                 NT MEDIA CORP. OF CALIFORNIA, INC. & SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)




                                      INDEX


                                                                 Page
                                                               --------

PART 1: FINANCIAL INFORMATION

ITEM 1 - Financial Statements

       Independent Accountants' Report                             2

       Condensed Consolidated Balance Sheet as of
         September 30, 2002 (Unaudited)                            3

       Condensed Consolidated Statements of Operations
         For the Quarter and Year-to-date Periods Ended
          September 30, 2002 and 2001 (Unaudited), and
         For the Period From June 4, 1999 (Inception)
           to September 30, 2002 (Unaudited)                       4

       Condensed Consolidated Statements of Cash Flows
         For the Year-to-date Periods Ended September
           30, 2002 and 2001 (Unaudited), and
         For the Period From June 4, 1999 (Inception)
           to September 30, 2002 (Unaudited)                       5

      Selected Information - Substantially All Disclosures
           Required By Generally
           Accepted Accounting Principles Are Not Included       8 - 9

ITEM 2 - Plan of Operations                                     10 - 12

                         INDEPENDENT ACCOUNTANTS' REPORT





November 5, 2002





To The Board of Directors and Stockholders
NT Media Corp. of California, Inc.
Los Angeles, California

We have reviewed the accompanying condensed consolidated balance sheet of NT Media Corp. of California, Inc. and Subsidiary (Delaware Development Stage Companies) as of September 30, 2002, the related condensed consolidated statements of operations for the quarter and year-to-date periods ended September 30, 2002 and 2001, and for the period from June 4, 1999 (inception) to September 30, 2002, the condensed consolidated statements of cash flows for the year-to-date periods ended September 30, 2002 and 2001, and for the period from June 4, 1999 (inception) to September 30, 2002. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the September 30, 2002 condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

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




CALDWELL, BECKER, DERVIN, PETRICK & CO., L.L.P.
Woodland Hills, California

                 NT MEDIA CORP. OF CALIFORNIA, INC. & SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                     ASSETS


CURRENT ASSETS
  Interest receivable                                           $      6,393
                                                                ------------
          Total Current Assets                                         6,393
                                                                ------------
PROPERTY AND EQUIPMENT,
 net of accumulated depreciation of $8,671                             8,113
                                                                ------------
          Total Assets                                          $     14,506
                                                                ============
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Cash overdraft                                                $         50
  Accounts payable - trade                                           209,138
  Accrued salaries and payroll taxes                                 153,451
  Notes payable - related parties, including interest of $6,689       99,981
                                                                ------------
          Total Current Liabilities                                  462,620
                                                                ------------
CONVERTIBLE NOTES PAYABLE,
 including accrued interest of $91,684                             1,009,484
                                                                ------------
          Total Liabilities                                        1,472,104
                                                                ------------
STOCKHOLDERS' (DEFICIT)
  Preferred stock, par value $.001 per share, 5,000,000 shares
   authorized, 0 shares issued and outstanding                             -
  Common stock, par value $.001 per share; 100,000,000 shares
   authorized, 30,000,000 shares issued and outstanding               30,000
  Additional paid-in capital                                         753,982
  Less receivable from sale of stock                                 (69,482)
  (Deficit) accumulated during development stage                  (2,172,098)
                                                                ------------
          Total Stockholders' (Deficit)                           (1,457,598)
                                                                ------------
          Total Liabilities and Stockholders' (Deficit)         $     14,506
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

                                                                                      For the Period
                                       For the Quarters       For the Year-To-Date         from
                                             Ended                   Periods           June 4, 1999
                                         September 30,         Ended September 30,    (Inception) to
                                  ------------------------  ------------------------   September 30,
                                       2002         2001        2002         2001          2002
                                  -----------  -----------  -----------  -----------  -------------
REVENUE                           $         -  $       219  $    56,800  $    34,928  $      93,589
                                  -----------  -----------  -----------  -----------  -------------
OPERATING EXPENSES
  Advertising                               -          615            -        2,220         81,176
  Consulting fees                      12,000            -       52,000        1,879         53,879
  Depreciation and amortization           839       25,319        2,517       75,957        123,406
  Impairment loss                           -       83,292            -       83,292        180,328
  Licensing and production                  -          165            -       34,504        115,714
  Professional fees                     6,105       29,528       42,530      116,207        247,234
  Rent                                  5,783       53,444       59,288       91,559        205,559
  Salaries - Web site development
    and maintenance                         -       15,867            -      136,346        372,319
  Salaries - Administration            24,750        3,967       90,500       38,992        201,580
  Travel                                5,443        1,878       13,595       13,364         74,789
  Web hosting services                    306       12,049          756       44,303        102,615
  Other                                18,735       20,437       64,839       77,614        398,883
                                  -----------  -----------  -----------  -----------  -------------
      Total Operating Expenses         73,961      246,561      326,025      716,237      2,157,482
                                  -----------  -----------  -----------  -----------  -------------
      (Loss) Before Other Income
       (Expenses) and Provision
       for Income Taxes               (73,961)    (246,342)    (269,225)    (681,309)    (2,063,893)

OTHER INCOME (EXPENSES)
  Interest income                       1,089        2,066        3,267        2,066          6,393
  Litigation settlement                     -            -      (21,564)           -        (21,564)
  Debt forgiveness                     12,296            -       12,296            -         12,296
  Interest expense                    (16,358)     (12,763)     (45,578)     (30,180)       (98,130)
                                  -----------  -----------  -----------  -----------  -------------
      (Loss) Before Provision for
       Income Taxes                   (76,934)    (257,039)    (320,804)    (709,423)    (2,164,898)

(PROVISION) FOR INCOME TAXES             (800)           -       (3,200)      (1,600)        (7,200)
                                  -----------  -----------  -----------  -----------  -------------
      Net (Loss)                  $   (77,734) $  (257,039) $  (324,004) $  (711,023) $  (2,172,098)
                                  ===========  ===========  ===========  ===========  =============
      (Loss) per common share     $    (0.003) $    (0.009) $    (0.011) $    (0.026) $      (0.092)
                                  ===========  ===========  ===========  ===========  =============
Weighted average common shares
  outstanding                      30,000,000   30,000,000   30,000,000   27,425,055     23,606,411
                                  ===========  ===========  ===========  ===========  =============




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

                                                                                           For the
                                                              For the Year-To-Date      Period from
                                                                     Periods            June 4, 1999
                                                                Ended September 30,    (Inception) to
                                                           --------------------------   September 30,
                                                               2002          2001            2002
                                                           -----------   -----------   ---------------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
  Net (loss)                                               $  (324,004)  $  (711,023)    $(2,172,098)
  Adjustment to reconcile net (loss) to net cash
   provided (used) by operating activities:
     Depreciation                                                2,517        75,957         123,406
     Impairment loss                                                 -        83,292         180,328
     Operating expenses paid by issuance of stock options            -             -          19,500
     Operating expenses paid by reducing note receivable
       from officer                                                  -         5,000          10,000
     Increase in accounts payable and accrued expenses          56,627        73,941         209,138
     Increase in accrued salaries and payroll taxes payable    100,801             -         153,451
     Increase in accrued interest for convertible notes
        and notes payable                                       46,316        30,871          98,373
     (Increase) in interest receivable                          (3,267)       (2,059)         (6,393)
     Decrease in deposits                                        1,821         9,878               -
                                                           -----------   -----------   -------------

        Net Cash Flows (Used) by Operating Activities         (119,189)     (434,143)     (1,384,295)
                                                           -----------   -----------   -------------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
  Notes receivable from officers                                     -             -         (16,048)
  Proceeds from notes receivable from officers                       -             -           6,048
  Investment in property and equipment                               -          (780)        (18,879)
  Investment in Web site development costs                           -             -        (292,968)
                                                           -----------   -----------   -------------

        Net Cash Flows (Used) by Investing Activities                -          (780)       (321,847)
                                                           -----------   -----------   -------------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
  Proceeds from note payable to officer                         11,514        32,400         102,359
  Payment of note payable to officer                            (4,067)            -          (9,067)
  Proceeds from common stock issued                                  -             -         695,000
  Proceeds from issuance of convertible notes                  108,700       391,000         917,800
                                                           -----------   -----------   -------------

        Net Cash Flows Provided by Financing Activities        116,147       423,400       1,706,092
                                                           -----------   -----------   -------------








               See Accompanying Selected Information to Unaudited
                   Condensed Consolidated Financial Statements

                 NT MEDIA CORP. OF CALIFORNIA, INC. & SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (UNAUDITED)

                                                                                           For the
                                                              For the Year-To-Date       Period from
                                                                     Periods            June 4, 1999
                                                                Ended September 30,    (Inception) to
                                                           --------------------------   September 30,
                                                               2002           2001           2002
                                                           ------------  ------------  --------------

(DECREASE) IN CASH                                              (3,042)      (11,523)            (50)

CASH AT THE BEGINNING OF THE PERIODS                             2,992         3,512               -
                                                           -----------   -----------   -------------
CASH AT THE END OF THE PERIODS                             $       (50)  $    (8,011)          $ (50)
                                                           ===========   ===========   =============
ADDITIONAL DISCLOSURES:
       Cash paid during the periods for:
         Income taxes                                      $         -   $     1,600   $       4,000
                                                           ===========   ===========   =============
         Interest                                          $       747   $         -   $         747
                                                           ===========   ===========   =============




























               See Accompanying Selected Information to Unaudited
                   Condensed Consolidated Financial Statements

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                              SELECTED INFORMATION
              Substantially All Disclosures Required By Generally
                Accepted Accounting Principles Are Not Included
                               SEPTEMBER 30, 2002


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of NT Media Corp. of California, Inc. and Subsidiary (the Company) at September 30, 2002, and the results of operations and cash flows for the period ended September 30, 2002.

The notes to the audited financial statements for the year ended December 31, 2001 should be read in conjunction with these condensed consolidated financial statements.

The results of operations for the quarter and year-to-date periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.


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


NOTE 4 - CONVERTIBLE NOTES

From January 1, 2002 through September 30, 2002, the Company issued additional 6% convertible notes totaling $108,700. All notes are convertible to common shares, $0.001 par value, at a conversion price that is equal to the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company's securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes be converted on the fifth year of their anniversary date or are due and payable in the event that the Company's shares of common stock are not publicly traded.

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                              SELECTED INFORMATION
              Substantially All Disclosures Required By Generally
                Accepted Accounting Principles Are Not Included
                               SEPTEMBER 30, 2002


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


NOTE 6 - LITIGATION SETTLEMENT

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


NOTE 8 - STOCK OPTIONS

On August 7, 2002, the Company's CEO and Board of Directors approved the grant of stock options to one shareholder and an independent consultant to purchase an aggregate of 10,000 shares of its common stock. These options are vested 100% at the date of grant and have an exercise price of $0.15, which is the fair market value of the Company's common stock at the date of grant. If not exercised, the options will expire August 6, 2004. As of September 30, 2002, the Company has 75,000 options that were issued and exercisable. These options were not issued as part of any registered Stock Option Plan.

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

The Company presently employs two staff members, including officers and directors. The Company will not hire any additional employees unless it generates significant revenue via either existing operations or acquisitions.

The Company is actively recruiting a network of key advisors and establishing a pipeline for entertainment projects and consulting engagements. The Company utilizes its advisors and professional network of relationships to identify acquisition opportunities.

With the exception of the lease on its primary business address, NT Media Corp. has no material commitments. The Company leases, on a month-to-month basis, approximately 300 sq. ft. of office space at 6525 Sunset Blvd., Suite 707, Los Angeles, CA 90028 for its executive, administrative and operating offices at a monthly rent of $650. NT Media Corp. anticipates that these offices will be adequate to meet its needs for the foreseeable future.

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


Liquidity and Capital Resources.

At September 30, 2002, the Company had a cash overdraft of $50. Because we are not generating substantial revenues from our existing operations and have yet to implement our acquisition driven growth strategy, our only external sources of liquidity are from the issuance of convertible debt and sale of our capital stock.

From inception, the Company incurred significant operating losses and utilized significant amounts of cash to fund operations. The Company is in a critical stage in its growth as it continues to transition from a development stage company to a fully operational company with complete marketing and production capabilities.

NT Media Corp.'s primary business address is 6525 Sunset Blvd, Suite 707, Los Angeles, California. The telephone number of its principal executive office is 323-856-5055.