Form 10KSB
period 2002-12-31
NT MEDIA CORP OF CALIFORNIA INC
filed 2003-04-15
CIK 318622

------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended                  Commission File Number
         December 31, 2002                              0-31012



                    NT MEDIA CORPORATION OF CALIFORNIA, INC.

                Delaware                                    94-3357128
 -----------------------------------------     --------------------------------
        (State of Incorporation)               (I.R.S. Employer Identification)

                          Principal Executive Offices:
                           8428 Melrose Place, Suite B
                              Los Angeles, CA 90069
                            Telephone: (310) 273-2661

      Securities registered pursuant to Section 12(b) of the Exchange Act:

 Title of Each Class:  None     Name of Each Exchange on Which Registered:  None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value
                         ------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $131,800.

As of March 17, 2002, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was approximately $476,800 based upon the average price of $0.08/share.

As of March 17, 2002, the Registrant had outstanding 30,000,000 shares of common stock ($.001 par value).

Transitional Small Business Disclosure Format:    Yes [   ]   No [ X ]

                       Documents Incorporated by Reference

Certain exhibits required by Item 13 have been incorporated by reference from the Company's previously filed Form 8-K's, Form 10-QSB and Form 10-KSB.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                                                      Page of
                                                                      Report
PART I..................................................................1

        ITEM 1.DESCRIPTION OF BUSINESS..................................1

        ITEM 2.DESCRIPTION OF PROPERTY..................................8

        ITEM 3.LEGAL PROCEEDINGS........................................9

        ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......9

PART II................................................................10

        ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                RELATED STOCKHOLDER MATTERS............................10

        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND
                PLAN OF OPERATION......................................14

        ITEM 7. FINANCIAL STATEMENTS...................................19

        ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE.................20

PART III...............................................................21

        ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION

                16(a) OF THE EXCHANGE ACT..............................21

        ITEM 10. EXECUTIVE COMPENSATION................................22

        ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT............................................25

        ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........26

        ITEM 14. CONTROLS AND PROCEDURES...............................27

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

General

NT Media Corporation of California, Inc. (formerly known as "MVD, Inc." and referred to hereafter as "NT Media" or the "Company") is a development stage company involved in the digital entertainment products and services industry. The Company sought to distribute and sell digital cameras and digital music players and develop digital-related services and was doing business in Florida as MVDigital, Inc. However, the Company did not generate any revenues from these business activities. As a result of the Company's exchange transaction with Ecast Media Corporation, Inc., on April 17, 2001, the Company's business activities changed and became those of Ecast Media as described below.

Reorganization

On April 17, 2001, MVD, Inc. consummated a stock exchange transaction with Ecast Media Corporation, Inc. ("Ecast"), a Delaware corporation, which resulted in Ecast becoming a wholly-owned subsidiary of MVD, Inc. and the former stockholders of Ecast acquired approximately 80% of the then outstanding shares of MVD, Inc. MVD, Inc. later changed its name to NT Media Corporation of California, Inc. and assumed the business of Ecast. This transaction was structured as a tax-free share exchange and was accounted for as a recapitalization of Ecast and the acquisition of NT Media at its book value.

Change in Control of the Company

Pursuant to a Stock Exchange Agreement entered into as of April 17, 2001 between NT Media (formerly MVD, Inc.), and the stockholders of Ecast, 100% of the outstanding shares of common stock of Ecast were exchanged for 10,000,000 post-split shares of common stock of NT Media, in which Ecast became a wholly owned subsidiary of NT Media.

The Exchange Agreement was adopted by the unanimous consent of the Board of Directors and of the stockholders of both NT Media and Ecast on April 17, 2001.

Ecast commenced its business in June 1999 as a limited liability company. On March 17, 2000, Ecast converted from a limited liability company to a "C" corporation in the state of Delaware. Prior to the exchange transaction, Ecast had 1,362,454 shares of common stock outstanding,(or 100% of the outstanding shares), which were exchanged by the six stockholders of Ecast for the 10,000,000 post-split shares of common stock of NT Media, par value of $.001. By virtue of the exchange, Ecast stockholders acquired approximately 80% of the issued and outstanding common stock of NT Media and there was a change of control of NT Media.

Prior to the effectiveness of the Exchange Agreement and stock split, NT Media had an aggregate of 2,500,000 shares of common stock, par value $.001, issued and outstanding.

Upon closing of the stock exchange transaction, NT Media had an aggregate of 12,500,000 shares of common stock outstanding prior to the a two and four tenths for one (2.4:1) stock split effective April 23, 2001.

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

As a result of the exchange transaction, on April 24, 2001 the Company changed its name from MVD, Inc. to NT Media Corp. of California, Inc. and increased its authorized common stock from 50,000,000 to 100,000,000. A copy of the
Certificate of Amendment to the Certificate of Incorporation is incorporated herein by reference.

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

Subsequent to the exchange transaction in consideration of Ecast's ongoing losses and continued inability to generate significant revenue, combined with certain changes in the on- and offline entertainment markets, the Company determined that it was in the best interests of the Company and its stockholders to shift the Company's growth strategy away from Ecast's former operations and towards the identification, evaluation and potential acquisition of companies with existing operations. To this end, NT Media began terminating and/or suspending certain money losing operations of Ecast, while simultaneously developing its own acquisition-driven growth strategy and beginning to search for opportunities to acquire companies with ongoing operations and high growth potential. Additionally, the Company began looking for a potential acquirer to purchase Ecast's operations and/or assets.

During FY 2002, NT Media engaged in certain entertainment production and international business development activities independent of those previously conducted by Ecast. NT Media's operations in these areas remain ongoing.

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

In April, the Company licensed the short film SHALOM in which it owns a 50% interest. This license was granted to Gary Rosenthal Productions in conjunction with a television program being produced by Gary Rosenthal Productions.

The Company is collaborating with a writer and production manager to develop a television game show entitled "I saw it at the Movies." The Company plans to co-develop this show with another game show producer or directly with a cable network. The Company is also working with two movie producers to develop an animated television and/or film project entitled "The Boro Boys." This is an animated comedy project which will be offered to various television and/or cable networks for development.

In January, the Company entered into a Consulting Agreement with David Chissick. The agreement provides for Mr. Chissick to establish an infrastructure for collaborating on certain business development opportunities in the entertainment, media and game show development sectors. The Company and Mr. Chissick will then split any revenues from such business transactions. During the year Mr. Chissick and the Company collaborated on five projects involving marketing strategy and business development initiatives for Israeli entertainment, media and technology companies.

In October, NT Media agreed to provide consulting services to Turbodyne Technologies, Inc. which is located in Carpentaria, California. These services include media consultancy, lead generation, overall marketing and business development.

In April 2002, NT Media opened an office in Montreal, Canada to allow the Company to take advantage of growing opportunities in that region with respect to acquisition opportunities, pursuing film and television production projects and providing business development services to client companies. The office will be maintained by Chris Briggs, a resident of Montreal, at no initial cost to the Company.

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

With respect to the design/production spectrum, the current market environment - depressed valuations and uncertainty in the advertising and broadcast sectors, coupled with solid market fundamentals - provides an opportunity for the Company to execute strategic acquisitions. Additionally, the current shifts in the advertising and broadcast markets create opportunities for growth.

With respect to the interactive game sector, the industry is experiencing significant growth as a result of increased consumer demand and the availability of three console platforms within the video game market--Sony PS2, Nintendo Game Cube, and Microsoft Xbox. As a result, companies in this sector are experiencing significant growth.

NT Media has identified and entered preliminary discussions with a number of acquisition candidates and during FY 2002, submitted proposals to acquire three small companies involved in the media production business. However none of the proposals were consummated.

Through its acquisition-driven growth strategy, NT Media intends to increase the Company's range of operations and create a foundation for further internal and acquisition-driven growth in an effort to position the Company for profitability and enhanced shareholder value in FY 2003.

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

In order to execute this growth strategy, the Company has engaged Astor Capital, Inc. to provide strategic advisory services to the Company.

NT Media has also entered into an agency agreement with Market Advantages, Inc. to act as a non-exclusive, "success fee" agent for identifying and introducing to the Company potential lenders and/or investors interested in financing all or segments of the Company's business acquisitions program.

If the Company generates significant revenues from acquisitions or secures financial commitments for funding business acquisitions in the next twelve month period, NT Media may expand its acquisition strategy to include additional companies within and/or beyond the aforementioned targeted sectors and sub-sectors discussed above.

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


Sales and Marketing

NT Media intends to attract and retain customers through its network of professional relationships, strategic partnerships, acquisitions, public relations, agency representation, and business development activities, including but not limited to preparation and distribution of sales and marketing materials, establishment of a Company web site, participation in trade shows and conferences, and professional speaking engagements.

Competition

The market for design, production, advertising, interactive game, entertainment, and consulting services and products are rapidly evolving and intensely competitive. The past year has seen significant softening in the advertising and broadcast markets, with ad budgets either declining or remaining stagnant from prior years. In addition, the market has experienced a decline in demand due to the wave of Internet-based or Internet-related companies shutting down or dramatically reducing operations, changes in network broadcasting, terrorist attacks on the US, and a general downturn in the US economy. The impact of these trends is expected to continue through the current year.

The companies that NT Media is targeting for acquisition face direct competition from a multitude of firms in their respective fields. The fields are, however, sufficiently fragmented such that the Company believes there are, in each of the fields it is targeting, companies of a size which would make them viable acquisition candidates.

The Company expects the design, production, advertising, interactive game, entertainment, and consulting markets to remain intensely competitive for the foreseeable future. Since barriers to entry are relatively low, new and/or existing competitors may expand their offerings at a relatively low cost. The market has experienced a significant proliferation of companies providing the services and/or products provided by the types of entities the Company is targeting for acquisition, thus increasing the available number of competing providers dramatically. The Company has witnessed a corresponding increase in pricing pressure as the available service providers and product producers in these areas has grown.

Some of the current competitors of businesses the Company has targeted for acquisition have larger client bases, longer operating history, higher brand recognition, and greater financial resources than those companies the Company is targeting.

Additionally, the Company is competing with a variety of companies also involved in acquiring companies in the targeted fields. These competitors range from media conglomerates such as Omnicom Group, Inc. and Interpublic Group of Companies, Inc. to single sub-sector companies such as Activision, Inc. and THQ, Inc. As NT Media expands the scope of its business operations, the Company will compete with a large number of diversified media and entertainment companies as well as single sub-sector companies. In addition, as the entertainment and media services and offerings become more expansive and more numerous, more well-financed or well-established entities may expand into, acquire, invest or continue to consolidate within the industry, thus increasing the competitive pressures that the Company faces.

Advisors/Employees

The Company presently employs one officer. The Company also utilizes the services of two consultants in its business operations. The Company will not hire any additional employees unless it generates significant revenue via either existing operations or acquisitions.

The Company is actively recruiting a network of key advisors and establishing a pipeline for entertainment projects and consulting engagements. During 2002, the Company entered into several alliances and agreements with various consulting and business partners. The Company utilizes its advisors, partners and professional network of relationships to identify and finance acquisition opportunities.


Risks Associated with NT Media's Business

If the Company is unable to execute acquisitions, it may be unable to achieve significant revenue particularly in light of the Company's curtailment of its Ecast business. Additionally, if the Company is unable to establish and maintain its network of professional relationships, it may be unable to identify acquisition targets and may be unable to attract financing and business to any acquired companies that would operate as subsidiaries of the Company. As a result, the Company may be unable to achieve significant revenue, or in the event it is successful in making acquisitions, revenues of the acquired companies could be reduced. There can be no assurance that the Company will identify sufficient acquisition opportunities, be able to close acquisitions on acceptable commercial terms, or be able to create and/or maintain a demand for the products and/or services of any acquired companies, in the event any acquisitions take place.

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

If NT Media is unable to protect its trademarks and other proprietary rights, its reputation and brand could be impaired and it could lose customers. NT Media regards its trademarks, trade secrets and similar intellectual property as valuable to its business, and relies on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, partners and others to protect its proprietary rights. There can be no assurance that the steps taken by NT Media will be adequate to prevent misappropriation or infringement of its proprietary property. NT Media currently has one of its trademarks or service marks registered with the United States Patent and Trademark Office.

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

At December 31, 2002, the Company had loans of approximately $1,024,000 owed primarily to officers, directors and stockholders of the Company and/or Ecast. These short term loans bear interest at 6% per annum. The principal and interest represented by these loans are payable upon demand by the creditors. While the Company does not anticipate that any of the holders of these short term loans will make a demand for repayment in the foreseeable future, if a demand for repayment were to be made, the Company would likely not be able to repay any substantial amount from its current cash flow. If the Company were unable to obtain sufficient cash to satisfy any repayment demand or was unable to negotiate alternative terms with such loan holder, the Company would be in default on such loan. Any such default would give rise to legal remedies against NT Media or its subsidiary. Alternatively, if these creditors were to convert all or substantially all of these notes into the Company's common stock, such a conversion would have a significant dilutive affect.

NT Media's prospects for financial success are difficult to forecast because it has a limited operating history. The Company's business commenced in April 2000, and its subsidiary Ecast's business commenced in June 1999. Consequently, both the Company and its operating subsidiary have only a limited operating history upon which an evaluation of their prospects can be based. Neither NT Media nor its subsidiary has ever made a profit in any fiscal quarter. The Company's prospects for financial success must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new, unproven and rapidly evolving markets. To address these risks, NT Media must, among other things, expand its customer base, increase its cash flow from operations, respond effectively to competitive developments, and continue to attract, retain and motivate qualified employees. The Company's inability to further develop and expand its operations would materially adversely affect the Company's business financial condition and results of operations.

The Company is a service-based company and does not currently own significant tangible assets. Consequently, if the Company were unsuccessful, there would be few tangible assets, which would have minimal liquidation value.

The audit report of NT Media's independent auditors includes a "going concern" qualification. In the auditor's opinion, the Company's limited operating history and the accumulated net deficit as of December 31, 2002, raise substantial doubt about its ability to continue as a going concern.

The Company operates in a rapidly changing and growing industry, which is characterized by vigorous competition from both established companies and start-up companies. Market for the Company's services is extremely competitive both as to price and opportunities.

In summary, the Company's net revenues and operating results in any particular quarter may fluctuate as a result of a number of factors, including competition in the markets in which the with Company operates, delays in acquiring new core businesses, the current economic conditions as well as the performance of the Internet and entertainment industries as discussed above. The Company's future operating results will depend, to a large extent, on its ability to anticipate and successfully react to these and other factors and successfully implements its growth strategy. Failure to anticipate and successfully overcome these and other factors could adversely affect the Company's business, financial condition and results of operations.



ITEM 2.    DESCRIPTION OF PROPERTY

NT Media leased approximately 1000 sq. ft. of office space at 9229 Sunset Blvd., Suite 401, Los Angeles, CA 90069 for its executive, administrative and operating offices at a monthly rent of $2,141 thru April 2002 and thereafter. The lease with respect to this facility was on a month-to-month basis whereby either landlord or tenant could terminate the lease upon 30 days notice. As of September 2001, Ecast relocated its corporate offices to those of NT Media.

In August 2002, both NT Media and Ecast relocated their principal executive offices to 6525 Sunset Blvd., Suite 707, Los Angeles, CA 90028. NT Media leases approximately 300 sq. ft. of office space for a monthly rent of $650 per month pursuant to a lease which is on a month-to-month.

Subsequent to the fiscal year end, both NT Media and Ecast relocated their principal executive offices to 8428 Melrose Place, Suite B, Los Angeles, CA 90069. NT Media subleases the office space for a monthly rent of $750 per month pursuant to a month-to-month lease. The Company believes these offices are adequate to meet its current needs.

ITEM 3.    LEGAL PROCEEDINGS

With regard to the premises leases terminated by Ecast on August 31, 2001, the lessor is contesting Ecast's exercise of the lease termination provisions and filed a Complaint against Ecast in Los Angeles Superior Court (Case No. BC268569 for lease dated August 29, 1999 and Case No. BC268375 for lease dated May 9,
2000) on February 21, 2002 and February 19, 2002 respectively. The Complaints sought the unpaid tenant improvement costs, and additional remedies the court deemed appropriate. Both cases were dismissed on July 10, 2002 pursuant to a Stipulated Judgment between the parties in which Ecast agreed to pay $100,000 in settlement costs plus accrued interest of $6,521.

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

Management is not aware of any other pending or threatened litigation involving NT Media or Ecast other than that mentioned above, nor does it have any reason to believe that any other such litigation is threatened.


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

         Year Ended December 31, 2002                 Low          High

         Fourth Quarter                               $0.02        $0.15
         Third Quarter                                $0.04        $0.46
         Second Quarter                               $0.11        $0.68
         First Quarter                                $0.30        $2.50

         Year Ended December 31, 2001                 Low          High

         Fourth Quarter                               $1.15        $2.90
         Third Quarter                                $1.20        $1.32
         Second Quarter                               $0.25        $1.30
         First Quarter                                no quote     no quote

As of March 17, 2002, there were approximately 16 holders of record of the Company's Common Stock. This amount does not include shares held in street name.

Dividend Policy

The Company has never paid any cash dividends on its common stock. The Company currently anticipates that it will retain all future earnings for use in its business. Consequently, it does not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

-------------------- -------------------- ----------------- --------------------
Plan category        Number of securities Weighted-average  Number of securities
                     to be issued upon    exercise price of remaining available
                     exercise  of         outstanding       for future issuance
                     outstanding options, options, warrants under equity
                     warrants and rights  and rights        compensation plans
                                                            (excluding
                                                            securities
                                                            reflected in column
                                                            (a))

                     (a)                  (b)               (c)
-------------------- -------------------- ----------------- --------------------
Equity compensation
plans approved by
security holders             -0-                 -0-                  -0-
-------------------- -------------------- ----------------- --------------------
Equity compensation
plans not approved
by security holders        75,000               $0.89                 -0-
-------------------- -------------------- ----------------- --------------------
Total                      75,000                ---                  -0-
-------------------- -------------------- ----------------- --------------------

Recent Sales of Unregistered Securities

During the Company's fiscal year ended December 31, 2002, it issued the following equity securities pursuant to exemption from registration under the Securities Act of 1933 (the "1933 Act").

On August 1, 2002, the Company issued options to purchase 5,000 shares of the Company's common stock each to two individuals in settlement of a contractual dispute between the two individuals and the Company. The options are exercisable at $0.15 per share for a term of two years. The sale was made without general solicitation or advertising. The issuance of the options was made in reliance upon the exemption from registration set forth in Section 4(2) of the 1933 Act as a transaction not involving a public offering. No underwriters were engaged in connection with the foregoing sale of securities. The two purchasers were sophisticated investors with access to all relevant information necessary to evaluate the investment who represented to the Company that the options were being acquired for investment. The options are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and the certificate(s) evidencing the shares underlying the option will bear a legend stating the restrictions on resale.


In 2002, NT Media raised a total of $108,700 through the issuance of convertible debt to two existing investors on the following dates and in the following amounts:

                    Date                                        Amount

                    January 16, 2002                            $  5,700
                    February 11, 2002                           $ 18,500
                    March 5, 2002                               $ 13,500
                    March 28, 2002                              $  5,400
                    April 12, 2002                              $  8,500
                    April 29, 2002                              $  3,400
                    May 30, 2002                                $ 13,400
                    June 21, 2002                               $ 19,000
                    August 1, 2002                              $ 19,000
                    August 21, 2002                             $  2,300

The convertible debt bears interest at 6% per annum. NT Media has the right to voluntarily prepay the notes in whole or in part. The holder may convert the notes into shares of Company common stock at the holder's discretion anytime after both of the following have occurred: (i) the common stock is trading publicly, and (ii) the underlying stock of the debenture has been registered with the SEC and declared effective. Notes not converted voluntarily shall be subject to Mandatory Conversion provisions and shall be converted into shares of the Company's common stock on the fifth (5th) anniversary of the issue date of the respective notes. The number of shares of common stock into which each note can be converted is equal the principal amount of the note being converted, plus interest accrued to the date of conversion, divided by the average bid price of the common stock for the five (5) trading days immediately preceding the conversion date. The above notes were issued in reliance upon the exemption from registration set forth in Section 4(2) of the 1933 Act as transactions not involving a public offering. No underwriters were engaged in connection with the foregoing sale of securities. The sales were made without general solicitation or advertising. The purchasers were "accredited investors" or sophisticated investors with a history of prior investments in NT Media and access to all relevant information necessary to evaluate the investment who represented to the Company that the notes were being acquired for investment. The notes and the shares into which they are convertible are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and the certificate(s) evidencing the shares upon conversion will bear a legend stating the restrictions on resale.

During the Company's fiscal year ended December 31, 2001, it issued the following equity securities pursuant to exemption from registration under the 1933 Act.

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

Pursuant to a Stock Exchange Agreement dated April 17, 2001 between MVD, Inc. and the shareholders of Ecast, the Company issued 10,000,000 post-split share of its common stock to the six shareholders of Ecast in exchange for 100% of the outstanding shares of common stock of Ecast. The shares were issued without any public solicitation and were acquired for investment purposes only and not with a view to distribution. The Company's shares were issued pursuant to the private placement exemption provided by Section 4(2) of the 1933 Act. These shares are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and the certificates evidencing the shares bear a legend stating the restrictions on resale.

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

In 2001, NT Media issued a total of $189,000 in convertible debt to existing investors on the following dates and in the following amounts:

                    Date                                          Amount

                    April 19, 2001                                $ 15,000
                    April 26, 2001                                $ 43,000
                    May 21, 2001                                  $ 29,000
                    June 6, 2001                                  $ 39,000
                    June 19, 2001                                 $ 14,000
                    June 27, 2001                                 $ 41,000
                    December 6, 2001                              $  5,000
                    December 21, 2001                             $  3,100

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

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

For more detailed financial information, please refer to the audited December 31, 2002 Financial Statements included in this Form 10-KSB.

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

Outside financing will continue to be necessary to meet the Company's anticipated working capital needs for the foreseeable future. The Company anticipates that its major stockholders will make capital investments or loans of convertible debt to pay the operating expenses of the Company for the foreseeable future. Cash requirements may also be met through the cash flow of acquired subsidiary operations if the Company's acquisition strategy is realized during the current year. Given its current financial position for the immediate future, the Company expects to operate its current lines of business under strict budgetary constraints in order to keep operating expenses as low as possible until new core businesses are acquired.

Results of Operation

On April 17, 2001, as a result of an Exchange Agreement, the Company issued 10,000,000 post-split shares of its common stock in exchange for all of the outstanding common stock of Ecast. The stock exchange resulted in Ecast becoming a wholly-owned subsidiary of NT Media while giving the former stockholders of Ecast ownership of approximately 80% of NT Media's then outstanding common stock.

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

During the second quarter of 2001, the Company's management determined that pursuing Ecast's business did not offer the Company sufficient potential for growth and profitability. Consequently, the Company commenced to close certain money losing sectors of Ecast's business and adopted a new "growth through acquisition" strategy. Pursuant to this new growth strategy, the Company intends to identify and investigate various acquisition targets currently operating in complimentary industries including film and television production companies, commercial broadcast design companies, interactive game developers, interactive television design and production companies.

Due to the Company's operations during only a portion of fiscal year 2001, comparisons between the operating results of the Company for the year 2001 and the year 2002 are not as relevant as they otherwise would be if the Company had been engaged in similar lines of business during both fiscal years. In addition, because of the Company's current growth strategy, the results of operations for the last two fiscal years will likely not be indicative of the Company's current and future operations. The current management discussion and analysis should be read in the context of the Company's change of business in April, 2001 as a result of its reorganization with Ecast and the Company's current emphasis on acquiring new lines of business.

Operating Results for the Years Ended December 31, 2002 and 2001

The Company realized revenue of $131,800 for fiscal year 2002 which represents a substantial increase compared to revenues of $34,789 in fiscal 2001. This increase was due primarily to the full year of operations during 2002 compared to a partial year of operations in 2001. Such revenues were generated through license/acquisition fees and consulting fees (with respect to business development and strategy consulting). The revenues from Ecast's lines of business are expected to decline as the Company sells or discontinues certain lines of business previously conducted by Ecast.

Operating expenses decreased 57% from $962,782 in fiscal year 2001 to $395,722 in fiscal year 2002. The substantial decrease was due primarily to: (i) a 63% decline in professional fees due caused by the increased fees incurred in fiscal year 2001 relating to the exchange transaction; (ii) a substantial drop in depreciation and amortization, web hosting services costs and salaries; and
(iii) the elimination in 2002 of advertising expenses, licensing and production expenses and an impairment loss recorded in 2001 of $180,428 related to a write-down in the estimated value of Ecast's "Neurotrash" website. These reduced or eliminated expenses aggregated $219,792 in fiscal year 2001.

The Company's loss from operations declined by 70% from $891,292 in fiscal year 2001 compared to an operating loss of $263,922 in fiscal year 2002. This decrease in operating loss reflects both the increase in revenues and the substantial decrease in operating expenses incurred during fiscal year 2002.

The Company's total net loss for the year 2002 declined 64% from $972,048 in fiscal 2001 to a total net loss of $354,279 in fiscal year 2002. The smaller net loss in 2002 reflected not only the decrease in operating expenses but also the recognition of other income of $38,767 realized from the forgiveness of debt during fiscal year 2002.

The Company does not expect to significantly increase its business operations or revenue generation until it acquires one or more companies adding additional lines of business to the Company's operations. Such acquisitions may take the form of the purchase of assets, a corporate merger or some other transaction designed to have the Company own and continue operating the acquired businesses.

Capital Financing

As a part of the exchange transaction with Ecast, the Company issued 10,000,000 post-split shares of its common stock to the shareholders of Ecast in exchange for all of the outstanding shares of Ecast.

In August, 2001, the Company issued options to purchase 65,000 shares of its common stock valued at $84,500 to its securities lawyer in exchange for legal services rendered.

Since inception, NT Media issued $297,800 of convertible notes to existing investors. Additionally, NT Media's subsidiary, Ecast, has issued $620,000 of convertible notes to existing investors since inception. No loans are currently passed due or in default. The lenders on the short term loans could demand immediate payment, which could put the Company in default on such loans if the Company were unable to obtain sufficient cash to satisfy the loans or was unable to negotiate alternative terms with said note holders, for instance, the conversion of short term debt to equity. In the event the Company defaulted on these short term loans, the creditors could commence legal proceedings against NT Media or its subsidiary, which could result in court-ordered judgments and liens against NT Media or its subsidiary.

Liquidity and Sources of Capital


The Company has incurred significant operating losses for the last three fiscal years and, as of December 31, 2002; the Company had an accumulated deficit of $2,202,373. At December 31, 2002 the Company had cash and cash equivalents of $5,084 and a net working capital deficit of $470,721.

During the last three years, both the Company and its wholly-owned subsidiary, Ecast, have been dependent on borrowed or invested funds in order to finance their ongoing operations. As of December 31, 2002, Ecast had $620,000 in outstanding debt represented by 6% convertible notes while NT Media had $297,800 in outstanding debts represented by 6% convertible notes. During 2002, NT Media had raised an additional $108,700 from the sale of 6% convertible notes. Such notes had been issued to two of the Company's major stockholders. The Company anticipates that these major stockholders will continue to provide working capital to the Company on an as-needed basis.

Officers and former officers of the Company also provided the Company with $16,400 in 2002 represented by 6% non-collateral demand notes. Such notes can be demanded by the creditor at any time. During 2002, such officers and former officers forgave $26,471 of principal and interest leaving a balance of $69,055 of principal and interest owed to these individuals at year end.

Due to the Company's continuing losses from its business operations, the independent auditor's report includes a "going concern" explanation relating to the fact that the Company's continuation is dependent upon obtaining additional working capital either through significantly increasing revenues or through outside financing.

During 1999 and 2000, Ecast leased its operating office facilities for various terms under long-term operating lease agreements. In August of 2001, Ecast terminated these lease agreements and vacated the premises. The landlord filed a lawsuit seeking to recover approximately $125,000 in future rental losses plus out-of-pocket costs. This lawsuit was settled for the amount of $100,000 plus interest to be paid by Ecast to the landlord.

Due to the Company's limited cash flow, operating losses and limited assets, it is unlikely that the Company could obtain financing through commercial or banking sources. Consequently, the Company is dependent on continuous cash infusions from its major stockholders in order to fund its current operations. If these majority stockholders were unwilling or unable to provide necessary working capital to the Company, the Company would probably not be able to sustain its operations. There is no written agreement or contractual obligation which would require the Company's majority stockholders to fund Company operations up to a certain amount or indeed continue to finance the Company's operations at all. The notes are voluntarily convertible when the Company's or Ecast's securities (as the case may be) are trading publicly and the underlying stock of the convertible notes has been registered with the SEC and declared effective. It is mandatory that they must be converted on the fifth year of their anniversary date. Thus, the current convertible notes would be mandatorily converted during 2005, 2006 and 2007 unless they become eligible for conversion prior to that time.

As of December 31, 2002, NT Media's principal commitments include an obligation under a month-to-month lease of $650 per month for the Company's corporate offices (which lease was terminated and replaced by a new lease of $750 per month subsequent to the year end).

Management of the Company believes that it will need to raise additional capital to continue to develop, promote and conduct its operations. Such additional capital may be raised through public or private financing as well as borrowing from other sources. To date, two of the Company's largest existing investors have paid substantially all of the Company's expenses during the last three years. Although the Company believes that these investors will continue to fund the Company's expenses based upon their significant equity interest in NT Media, there is no assurance that such investors will continue to pay the Company's expenses. If adequate funds are not otherwise available, management believes that its officers and directors will contribute capital amounts necessary to fund the Company's ongoing expenses.

In 2001, the Company adopted the fair value based method of accounting prescribed in Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation," for its employee stock option plans.

In 2002, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" which requires gains and losses from extinguishment of debt to be reported as part of recurring operations.

In 2002, the Company adopted SFAS No. 146, "Accounting for Exit or Disposal Activities" which addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities.

ITEM 7.    FINANCIAL STATEMENTS
                                                                       Page
                                                                       ----
    Index to Financial Statements                                       F-1

    Independent Auditors' Report                                        F-2

    Consolidated Balance Sheets as of December 31, 2002 and 2001        F-3

    Consolidated Statements of Operations                               F-4
       For the Years Ended December 31, 2002 and 2001, and
       For the Period From June 4, 1999 (Inception) to
       December 31, 2002

    Consolidated Statement of Stockholders' Equity  (Deficit)        F-5 - F-6
       For the Period From June 4, 1999 (Inception) to
       December 31, 2002

    Consolidated Statements of Cash Flows                            F-7 - F-8
       For the Years Ended December 31, 2002 and 2001, and
       For the Period From June 4, 1999 (Inception) to
       December 31, 2002

    Notes to Consolidated Financial Statements                       F-9 - F-25

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

                                    PART III

ITEM 9.    DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS    AND  CONTROL  PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information about the directors and executive officers of the Company who took office upon the closing of the exchange transaction with Ecast on April 17, 2001:

 Name              Age   Office                                   Director Since
 ----              ---   ------                                   --------------
Chris Mehringer    31    Chairman of the Board, Chief Executive   April 17, 2001
                         Officer, Chief Financial Officer, and
                         President(1)
Ali Moussavi       32    Director and Secretary (2))              April 17, 2001
Dana O'Connor      30    Director, Secretary, and President(1) (2)April 17, 2001
--------------------------

(1) Mr. O'Connor served as President from April 17, 2001 until September 28, 2001 at which time Mr. Mehringer assumed the position. Mr. Mehringer served as Secretary from April 17, 2001 until September 28, 2001 at which time Mr. O'Connor assumed the position.

(2) Mr. O'Connor resigned as Secretary and a Director effective May 10, 2002. The duties of Corporate Secretary were assumed by Mr. Moussavi.

Chris Mehringer. Mr. Mehringer has been the Company's CEO, CFO, and a Director since April 17, 2001 and assumed the additional position of President on September 28, 2001. Mr. Mehringer served as Secretary from April 17, 2001 until September 28, 2001. Mr. Mehringer manages all aspects of the Company's operations and finances, including negotiating agreements with clients and partners, as well as marketing and sales of the Company's business development and consulting services and entertainment projects. Prior to serving with NT Media, Mr. Mehringer was an Executive Vice President at Astor Capital, a specialty investment banking boutique and asset management firm. Astor Capital serves corporate clients, in particular emerging and high growth companies, as well as asset management clients, including institutions, mutual funds, banks, and select high net worth individuals and family trusts. Mr. Mehringer holds a BA from Wesleyan University and a Master of Public Policy from Harvard University. Mr. Mehringer is not a director of any other reporting company.

Ali Moussavi. Mr. Moussavi has been a Director of the Company since April 17, 2001. Mr. Moussavi is a Managing Partner at Astor Capital, a specialty investment banking boutique and asset management firm. Astor Capital serves corporate clients, in particular emerging and high growth companies, as well as asset management clients, including institutions, mutual funds, banks, and select high net worth individuals and family trusts. The firm has offices in Beverly Hills, CA and Frankfurt, Germany and is divided into three business units: Astor Capital (Member NASD/SIPC), Astor Capital Asset Management, and Astor Capital Europe. As a Managing Partner, Mr. Moussavi is active in overseeing all aspects of the firm's business. Mr. Moussavi holds a BA from New York University. Mr. Moussavi is not a director of any other reporting company.

Dana O'Connor. Mr. O'Connor served as a Director of the Company from April 17, 2001, to May 10, 2002 and served as its President from April 17, 2001 until September 28, 2001. Mr.O'Connor also served in the position of Secretary of the Company from September 28, 2001 until May 10, 2002. Prior to joining NT Media, Mr. O'Connor was a Production Executive at Bandeira Entertainment, a DreamWorks-based film and television production company for two years. Mr. O'Connor holds a BA from Boston University. Mr. O'Connor is not a director of any other reporting company.

In addition to the officers and directors of NT Media, Jacques Tizabi serves as a director of Ecast. Mr. Tizabi is a managing director of Astor Capital.

The current directors will serve and hold office until the next annual shareholders' meeting or until their respective successors have been duly elected and qualified. The Company's executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

Board Meetings and Committees

The Board of Directors of the Company held no meetings and acted by unanimous consent on four occasions during the year ended December 31, 2002. As of May 10, 2002, the Board was reduced in size from three directors to two directors. The Board does not currently have an Audit, Executive or Compensation Committee.

Family Relationships

There are no family relationships between any director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of the Company's common stock to file reports of ownership on Form 3 and changes in ownership on Form 4 with the Securities and Exchange Commission (the "SEC"). Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that no other filings were required for such persons, the Company believes that, during the year ended December 31, 2001, its executive officers and directors and 10% stockholders complied with all applicable Section 16(a) filing requirements, except as follows:

         (i) One report (Form 5) indicating the acquisition of derivative securities during the year 2002 was inadvertently filed late by Britannica Associates Limited and Delta Capital Partners, Ltd.


ITEM 10.   EXECUTIVE COMPENSATION

The following table sets forth the compensation of the Company's Chief Executive Officer during the last two complete fiscal years. No other officers received annual compensation in excess of $100,000 during the last completed fiscal year.

                           SUMMARY COMPENSATION TABLE
                               Annual Compensation                Long Term Compensation
                          ----------------------------- -------------------------------------------
                                                                Awards         Payout
                                                        ---------------------- -------
                  Year     Salary    Bonus    Other     Restricted  Securities  LTIP    All Other
                                              Annual      Stock     Underlying Payout  Compensation
                                      ($)  Compensation  Award(s)    Options    ($)        ($)
                                               ($)         ($)         (#)
               ---------- ---------- ----- ------------ ----------- ---------- ------- -------------
Christopher      1/1/01
Cota               to        -0-      -0-       -0-        -0-          -0-     -0-        -0-
(CEO)            4/17/01
                  2000       -0-      -0-       -0-        -0-          -0-     -0-        -0-

Chris Mehringer   2002    $99,000(1)  -0-     $7,622(3) -  -0-          -0-     -0-        -0-
(CEO)
                  2001    $67,500(1)  -0-     $8,408(3)    -0-          -0-     -0-        -0-

                  2000    $47,500(2)  -0-     $7,006(3)    -0-          -0-     -0-        -0-

-----------------------------

(1) Of this amount, $131,500 was accrued but deferred during 2001 and 2002. Amount includes payments received from both Ecast and NT Media.
(2) Amount includes payments received from Ecast.
(3) Includes lease payments for one automobile.

Employment/Consulting Agreements

Mr. Mehringer entered into an employment agreement with the Company on July 1, 2001 to serve as its Chief Executive Officer and Chief Financial Officer. Mr. Mehringer's salary from July 1, 2001 through December 31, 2001 was $6,250 per month, payable on the last day of each month during which he is employed, plus expenses. Beginning January 1, 2002, Mr. Mehringer's salary shall be $8,250 per month, plus expenses. Any portion of Mr. Mehringer's salary may be deferred at his discretion. This compensation package may be modified through written agreement between Mr. Mehringer and the Board of Directors. Mr. Mehringer may, at his discretion, assume additional titles at the request of the Board of Directors. Mr. Mehringer shall be entitled to an option package once the Company has created and implemented an employee stock option plan. The value and terms of the package shall be determined by written agreement between Mr. Mehringer and the Board of Directors. As Chief Executive Officer and Chief Financial Officer, Mr. Mehringer manages all aspects of the Company's operations and finances.

The Company also has employment agreements with Amir Ettehadieh to serve as Executive Assistant to the CEO and with Chris Briggs to serve as Vice President Entertainment and Strategy.

Director Compensation

Directors  receive no  compensation  for  serving on the Board.  The Company may
reimburse   directors  for  any  reasonable  expenses  pertaining  to  attending meetings, including travel, lodging and meals.

Stock Option Plan

NT Media does not have any options or incentive equity plan. No options were granted to any current officer or director of NT Media.

Options Granted in the Year Ended December 31, 2002

No options were issued to any officer or director of the Company. On August 1, 2002, the Company issued a non-qualified stock option to purchase 5,000 shares of the Company's common stock each to a former corporate officer and to his lawyer. The options are exercisable at $0.15 per share. The options are exercisable for a period of two years and were issued to settle a dispute between the Company and the former officer and for legal services rendered to the former officer.

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

In conjunction with his resignation as an officer and director of the Company, Mr. O'Connor entered into an Indemnification Agreement in which the Company agrees to indemnify Mr. O'Connor for any actions taken or not taken while an officer and director of the Company. The indemnification has no limit on the amount that might be paid as indemnification costs.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of February 28, 2002 by: (i) each executive officer and director of the Company; (ii) all executive officers and directors of the Company as a group; and (iii) owners of more than 5% of the Company's Common Stock.

  ----------------------------- ---------------- ------------------ ------------
  Name and Address of                             Number of Shares
  Beneficial Owner                 Position      Beneficially Owned    Percent
  ----------------------------- ---------------- ------------------ ------------
  Chris Mehringer               Chairman and CEO      3,170,746        10.6%
  9229 Sunset Blvd., Suite 401
  Los Angeles, CA  90069
  ----------------------------- ----------------- ----------------- ------------
  Ali Moussavi                      Director             (1)            (1)
  9300 Wilshire Blvd., #308
  Beverly Hills, CA  90212
  ----------------------------- ----------------- ----------------- ------------
  Astor Capital, Inc.                 None            2,289,983         7.6%
  9300 Wilshire Blvd., #308
  Beverly Hills, CA  90212
  ----------------------------- ----------------- ----------------- ------------
  Britannica Associates Limited       None          11,125,477(2)       37.1%
  Omar Hodge Blvd., Third Floor
  Road Town, Tortola
  British Virgin Islands
  ----------------------------- ----------------- ----------------- ------------
  Delta Capital Partners, Ltd.        None          3,523,052(3)        11.7%
  60 Market Square, #364
  Belize City, Belize

  ----------------------------- ----------------- ----------------- ------------
  Dana O'Connor                      None(4)         3,170,746          10.6%
  570 N. Rossmore, #206
  Los Angeles, CA  90024
  ----------------------------- ----------------- ----------------- ------------
  All officers and directors                         5,460,729          18.2%
  as a group (2 individuals)
  ----------------------------- ----------------- ----------------- ------------

----------------------
(1) Astor Capital, Inc. is a California corporation of which Ali Moussavi is the Manager/Partner and 50% owner. Mr. Moussavi should be considered the beneficial owner of and to have control over the 2,289,983 shares owned by Astor Capital, Inc.

(2) Share amount does not include $630,600 of 6% convertible notes which can be converted into the Company's common stock at the discretion of the holder once the underlying shares of the notes have been registered with the SEC and declared effective. In the event the notes are not converted voluntarily, they are subject to mandatory conversion upon the fifth anniversary of the date of the issuance. Notes are converted at the average bid price of the common stock for the five trading days preceding the conversion date.

(3) Share amount does not include $287,200 of 6% convertible notes which can be converted into the Company's common stock at the discretion of the holder once the underlying shares of the notes have been registered with the SEC and declared effective. In the event the notes are not converted voluntarily, they are subject to mandatory conversion upon the fifth anniversary of the date of the issuance. Notes are converted at the average bid price of the common stock for the five trading days preceding the conversion date.

(4) Mr. O'Connor was an officer and director of the Company until his resignation in May 2002.

Change in Control

As a result of an exchange transaction consummated on April 17, 2001, the Company issued 10,000,000 post-split shares of common stock to the six former stockholders of Ecast. These shares represented approximately 80% of the then outstanding shares of the Company's common stock. As a result of the exchange transaction, new directors and officers were appointed for the Company. See Item 1, "Reorganization."


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is dependent to a significant extent on advances made to the Company for working capital purposes from its two largest stockholders: Britannica Associates Limited and Delta Capital Partners, Ltd. As of December 31, 2002, such advances totaled $630,600 and $287,200 respectively including advances to NT Media's subsidiary Ecast and such advances bear interest at 6% per annum and are convertible into the Company's common stock at any time until the fifth anniversary of each advance at which time any unpaid principal and interest must be converted into common stock. Management believes the terms of these convertible notes are more favorable to the Company than those that could be obtained from unrelated third parties.

Officers and individual affiliates of the Company have also provided the Company with $65,600 represented by 6% non-collateral demand notes. Such notes can be demanded by the creditor at any time. In addition, the Company's President is owed $24,010 in expense reimbursements.

Astor Capital, Inc., a 7% beneficial owner of the Company, and Astor Capital's Managing Partner and 50% owner of Astor Capital, Ali Moussavi, a Director of the Company, serve as the Company's investment banking firm and is entitled to normal and customary compensation in connection with arranging certain transactions, including but not limited to certain financings, mergers and acquisitions, and strategic partnerships. The Company paid $68,600 of fees to Astor Capital during fiscal year 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         Exhibit 2(1)      Stock Exchange Agreement dated April 17, 2001.
         Exhibit 3.1  (2)  Certificate of Incorporation dated March 14, 2000.
         Exhibit 3.2  (2)  Bylaws dated March 14, 2000.
         Exhibit 3.3  (1)  Amendment to Certificate of Incorporation dated
                           April 24, 2001.
         Exhibit 10.1 (4)  Executive Employment Agreement with Chris Mehringer.
         Exhibit 10.2 (4)  Office Lease.
         Exhibit 16(3) Letter on change in certifying accountant (filed as an exhibit to the Company's report on Form 8-K dated April 17, 2001).
         Exhibit 99.1 Certification by CEO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002.
         Exhibit 99.2      Certification by CFO pursuant to Sections 302 of the
                           Sarbanes-Oxley Act of 2002.
         Exhibit 99.3      Certification pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002
--------------------------

(1) Incorporated by reference to exhibits previously filed on Form 8-K filed on May 1, 2001.
(2) Incorporated by reference to exhibits previously filed on Form SB-2 on June 1, 2000.
(3) Incorporated by reference to exhibits previously filed on Amended Form 8-K/A on May 31, 2001.
(4) Incorporated by reference to exhibits previously filed on Form 10-KSB filed on April 9, 2002.

         (b) Reports on Form 8-K filed during the quarter ended December 31, 2001:

               None.


ITEM 14. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this Form 10KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in this Form 10-KSB.

There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect the internal controls subsequent to the date the Company carried out its evaluation.

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY

                          (DEVELOPMENT STAGE COMPANIES)

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001







                          INDEX TO FINANCIAL STATEMENTS

                                                                      Page

Independent Auditors' Report                                          F - 2

Consolidated Balance Sheets as of December 31, 2002                   F - 3

Consolidated Statements of Operations
  For the Years Ended December 31, 2002 and 2001, and
  For the Period From June 4, 1999, (Inception) to December 31, 2002  F - 4

Consolidated Statements of Stockholders' Equity (Deficit)
  For the Period From June 4, 1999, (Inception) to
  December 31, 2002                                               F - 5 - F - 6

Consolidated Statements of Cash Flows
  For the Years Ended December 31, 2002 and 2001, and
  For the Period From June 4, 1999, (Inception) to
  December 31, 2002                                               F - 7 - F - 8

Notes to Consolidated Financial Statements                        F - 9 - F - 25

                          INDEPENDENT AUDITORS' REPORT



April 10, 2003


To the Board of Directors and Stockholders of NT Media Corp. of California, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of NT Media Corp. of California, Inc. and Subsidiary (Delaware development stage companies) as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2002 and 2001, and for the period from June 4, 1999, (inception) to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NT Media Corp. of California, Inc. and Subsidiary (development stage companies) as of December 31, 2002, and the results of their operations and cash flows for the years ended December 31, 2002 and 2001, and for the period from June 4, 1999, (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has incurred net losses since inception and has experienced severe liquidity problems. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to those matters also are described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ CALDWELL, BECKER, DERVIN, PETRICK & CO., L. L. P.
-----------------------------------------------------

CALDWELL, BECKER, DERVIN, PETRICK & CO., L. L. P.
Woodland Hills, California 91364

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2002

                                     ASSETS

CURRENT ASSETS
       Cash                                                        $      5,084
       Interest receivable                                                7,482
                                                                   ------------
                  Total Current Assets                                   12,566
                                                                   ------------
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $9,510         7,274

OTHER ASSETS
       Deposits                                                             200
                                                                   ------------
                  Total Assets                                         $ 20,040
                                                                   ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable and accrued expenses                           $     97,035
   Accrued litigation settlement                                        106,521
   Accrued salaries to officer and staff                                164,250
   Payroll taxes payable                                                 16,426
   Unearned revenue                                                      30,000
   Notes payable - related parties, including interest of $3,455         69,055
                                                                   ------------
              Total Current Liabilities                                 483,287
                                                                   ------------
CONVERTIBLE NOTES PAYABLE, including interest of $106,826             1,024,626
                                                                   ------------
              Total Liabilities                                       1,507,913
                                                                   ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, par value $.001 per share, 5,000,000
    shares authorized, no shares issued and outstanding                       -
  Common stock, par value $.001 per share; 100,000,000
    shares authorized, 30,000,000 shares issued and outstanding          30,000
  Additional paid-in capital                                            753,982
  Less receivable from sale of stock                                    (69,482)
  (Deficit) accumulated during development stage                     (2,202,373)
                                                                   ------------
              Total Stockholders' Equity (Deficit)                   (1,487,873)
                                                                   ------------
              Total Liabilities and Stockholders' Equity (Deficit) $     20,040
                                                                   ============





                  The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                For the Period
                                                               For the               From
                                                             Years Ended         June 4, 1999
                                                             December 31,       (Inception) to
                                                         ----------  ----------   December 31,
                                                            2002        2001         2002
                                                         ----------  ---------- ---------------
REVENUE                                                  $ 131,800   $  34,789    $   168,589
                                                         ---------   ---------    -----------
OPERATING EXPENSES
       Advertising                                               -       4,960         81,176
       Depreciation and amortization                         3,356     101,327        124,245
       Impairment loss                                           -     180,328        180,328
       Licensing and production                                  -      34,504        115,714
       Professional fees                                    52,382     140,957        257,272
       Rent                                                 19,583      54,100        128,646
       Salaries - Web site development and
         maintenance                                             -     182,990        372,319
       Salaries - administrative                           115,250      45,748        226,330
       Web hosting services                                    756      52,858        102,615
       Other                                               204,395     128,309        601,832
                                                         ---------   ---------    -----------
              Total Operating Expenses                     395,722     926,081      2,190,477
                                                         ---------   ---------    -----------
              (Loss) Before Other Income (Expenses)       (263,922)   (891,292)    (2,021,888)
OTHER INCOME (EXPENSES)
       Interest income                                       4,356       3,126          7,482
       Interest expense                                    (66,981)    (45,581)      (119,534)
       Legal fees forgiven                                  12,296           -         12,296
       Debts forgiven                                       26,471           -         26,471
       Litigation settlement                               (63,299)    (36,701)      (100,000)
                                                         ---------   ---------    -----------
              (Loss) Before Provision for Income Taxes    (351,079)   (970,448)    (2,195,173)

PROVISION FOR INCOME TAXES                                  (3,200)     (1,600)        (7,200)
                                                         ---------   ---------    -----------
               Net (Loss)                                $(354,279)  $(972,048)   $(2,202,373)
                                                         =========   =========    ===========

               Basic and diluted (loss) per common share $  (0.012)  $  (0.035)   $    (0.092)
                                                         =========   =========    ===========






                  The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
       FOR THE PERIOD FROM JUNE 4, 1999, (INCEPTION) TO DECEMBER 31, 2002

                                                                      Receivable       (Deficit)
                                                                         for          Accumulated
                            Common Stock               Additional       Common          During
                      ------------------------------    Paid-in         Stock         Development
                         Shares          Amount         Capital         Issued           Stage           Total
                      ---------------  -------------   -------------  ------------    -------------   --------------
Balance at
  Jun. 4, 1999                     -            $ -             $ -            $ -              $ -              $ -
Stock sales
  Jun. 4, 1999             6,341,492          6,341          13,659              -                -           20,000
Stock sales
  Aug. 25, 1999            2,289,983          2,290          22,710              -                -           25,000
Stock sales
  Oct. 12, 1999            8,987,424          8,988         191,012        (10,000)               -          190,000
Net (loss) for the
  period from
  Jun. 4, 1999 to
  Dec. 31, 1999                    -              -               -              -          (65,583)         (65,583)
                      ---------------  -------------   -------------  ------------    -------------   --------------
Balance at
  Dec. 31, 1999           17,618,899         17,619         227,381        (10,000)         (65,583)         169,417
Payment received
  on stock sale
  Feb. 1, 2000                     -              -               -         10,000                -           10,000
Stock sales
  Apr. 19, 2000            4,403,792          4,404         245,596              -                -          250,000
Stock sales
  May 5, 2000              1,257,313          1,257         198,743              -                -          200,000
Net (loss) for the
  year ended
  Dec. 31, 2000                    -              -               -              -         (810,463)        (810,463)
                      ---------------  -------------   -------------  ------------    -------------   --------------

Balance at
  Dec. 31, 2000           23,280,004       $ 23,280       $ 671,720            $ -       $ (876,046)      $ (181,046)
                      ===============  =============   =============  ============    =============   ==============












                  The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
       FOR THE PERIOD FROM JUNE 4, 1999, (INCEPTION) TO DECEMBER 31, 2002

                                                                      Receivable       (Deficit)
                                                                         for          Accumulated
                            Common Stock               Additional       Common          During
                      ------------------------------    Paid-in         Stock         Development
                         Shares          Amount         Capital         Issued           Stage           Total
                      ---------------  -------------   -------------  ------------    ------------    --------------
Balance at
  Dec. 31, 2000        23,280,004        $ 23,280      $ 671,720             $ -        $ (876,046)       $ (181,046)
Stock sales
  Apr. 4, 2001            719,996             720         68,762         (69,482)                -                 -
Reorganization
  with NT Media
  Apr. 17, 2001         6,000,000           6,000         (6,000)              -                 -                 -
Issuance of
  stock options
  Aug. 30, 2001                 -               -         19,500               -                 -            19,500
Net (loss) for the
  year ended
  Dec. 31, 2001                 -               -              -               -          (972,048)         (972,048)
                      ---------------  -------------   -------------  ------------    -------------   --------------

Balance at
  Dec. 31, 2001        30,000,000          30,000        753,982         (69,482)       (1,848,094)       (1,133,594)
Net (loss) for the
  year ended
  Dec. 31, 2002                                                                           (354,279)         (354,279)
                      ---------------  -------------   -------------  ------------    -------------   --------------

Balance at
  Dec. 31, 2002        30,000,000        $ 30,000      $ 753,982      $  (69,482)     $ (2,202,373)     $ (1,487,873)
                      ===============  =============   =============  ============    =============   ==============

















                  The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  For the Period
                                                                                                       From
                                                                          For the Years Ended      June 4, 1999
                                                                             December 31,         (Inception) to
                                                                      --------------------------    December 31,
                                                                          2002           2001           2002
                                                                      ------------   -----------  ---------------
CASH FLOWS PROVIDED (USED) BY OPERATING
  ACTIVITIES:
       Net (loss)                                                     $ (354,279)    $ (972,048)    $ (2,202,373)
       Adjustments to reconcile net (loss) to net cash provided
         by operating activities:
           Depreciation and amortization                                   3,356        101,327          124,245
           Impairment loss                                                     -        180,328          180,328
           Operating expenses paid by reducing note receivable
             from officer                                                      -          5,000           10,000
           Operating expenses paid by issuance of stock options                -         19,500           19,500
           Legal fees forgiven                                           (12,296)             -          (12,296)
           Debts forgiven                                                (26,471)             -          (26,471)
           Increase in litigation settlement                              69,820         36,701          106,521
           (Increase) in interest receivable                              (4,356)        (3,126)          (7,482)
           (Increase) decrease in deposits                                 1,621          9,879             (200)
           Increase (decrease) in accounts payable and other
             accrued expenses                                             (6,479)        39,523          109,331
           Increase in payroll taxes payable                              12,776          3,650           16,426
           Increase in unearned revenue                                   30,000              -           30,000
           Increase in accrued salaries                                  115,250         49,000          164,250
           Increase in accrued interest for convertible notes and
             notes payable                                                58,743         45,581          110,800
                                                                      ----------     ----------     ------------
                  Net Cash Flows (Used) by Operating Activities         (112,315)      (484,685)      (1,377,421)
                                                                      ----------     ----------     ------------
CASH FLOWS PROVIDED (USED) BY INVESTING
  ACTIVITIES:
       Notes receivable from officers                                          -              -          (16,048)
       Proceeds from notes receivable from officers                            -              -            6,048
       Investment in property and equipment                                    -           (780)         (18,879)
       Investment in Web site development costs                                -              -         (292,968)
                                                                      ----------     ----------     ------------
                  Net Cash Flows (Used) by Investing Activities                -           (780)        (321,847)
                                                                      ----------     ----------     ------------
CASH FLOWS PROVIDED (USED) BY FINANCING
  ACTIVITIES:
       Proceeds from notes payable to officers                            16,460         85,845          107,305
       Payments of notes payable to officers                             (10,753)             -          (15,753)
       Proceeds from issuance of convertible notes                       108,700        399,100          917,800
       Proceeds from common stock issued                                       -              -          695,000
                                                                      ----------     ----------     ------------

                  Net Cash Flows Provided by Financing Activities        114,407        484,945        1,704,352
                                                                      ----------     ----------     ------------

                  The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                                  For the Period
                                                                                                       From
                                                                          For the Years Ended      June 4, 1999
                                                                             December 31,         (Inception) to
                                                                      --------------------------    December 31,
                                                                          2002           2001           2002
                                                                      ------------   -----------  ---------------

INCREASE (DECREASE) IN CASH                                                2,092           (520)           5,084

CASH AT THE BEGINNING OF THE YEAR                                          2,992          3,512                -
                                                                      ----------     ----------     ------------
CASH AT THE END OF THE YEAR                                           $    5,084     $    2,992     $      5,084
                                                                      ==========     ==========     ============
ADDITIONAL DISCLOSURES:
       Cash paid during the year for:
        Income taxes                                                  $        -     $    1,600     $      4,000
                                                                      ==========     ==========     ============
        Interest                                                      $    1,014     $        -     $      1,014
                                                                      ==========     ==========     ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
       Note receivable for common stock                               $        -     $   69,482     $          -
                                                                      ==========     ==========     ============
       Forgiveness of notes payable - related parties                 $   26,471     $        -     $     26,471
                                                                      ==========     ==========     ============




















                  The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

NT Media is active in the development and production of feature films and television programs, international business development and strategy consulting services. The Company has developed and is now pursuing an acquisition-driven growth strategy. In particular, the Company intends to expand vertically and horizontally in the entertainment and media sector through acquisitions in the design, production, and interactive game sub-sectors. The Company is currently exploring opportunities among types of companies including but not limited to, feature film and television production, commercial and broadcast design, animation, visual effects, interactive game developers for PC and consoles, marketing/branding firms, commercial production, and interactive television

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 1 - NATURE OF BUSINESS (CONTINUED)

design and production. The Company will also seek alliances with networks, studios, and production companies in order to create those valuable synergies which will make NT Media a leading player in the entertainment industry.

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

In April 2002, the Company decided to open an office in Montreal, Canada to allow the Company to take advantage of growing opportunities in that region with respect to acquisition opportunities, pursuing film and television production projects and providing business development services to client companies.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

Because the Company has not generated any significant revenue it is considered a development stage company. Consequently, the accompanying consolidated financial statements have been prepared using the accounting formats prescribed for development stage enterprises in accordance with Financial Accounting Standards Board Statement (FASB) No. 7.

Basis of Consolidation

The consolidated financial statements include the accounts of NT Media and its wholly owned subsidiary, eCast Media, Inc., a Delaware corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

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

Web Site Development Costs

Costs incurred by the Company to develop, enhance, manage, monitor and operate the Company's Web site are generally expensed as incurred, except for certain amounts paid to outside parties for the development of the Company's Web site. These costs were capitalized and depreciated over the estimated useful lives of three years or less using the straight-line method. (See Note 5.)

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Revenue Recognition

Revenues are recognized on an accrued basis. Generally, revenues will be recognized when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured.

Income Taxes

As a limited liability company from June 4, 1999 (inception), through March 16, 2000, the Company's taxable income or loss was allocated to members in accordance with their respective percentage of ownership. Therefore, no provision or liability for federal income taxes have been included in the consolidated financial statements for this period. However, California law requires a minimum tax of $800 and an annual limited liability company fee of up to $11,790 on gross income. Therefore, a provision and a related liability have been included in the consolidated financial statements for California income taxes.

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

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets and intangibles based on guidance provided by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

Long-lived assets consist primarily of property and equipment, domain name, and Web site development costs. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value. As of December 31, 2001, the Company recognized $180,328 as impairment loss, of which, $179,036 represents the impairment of the Company's Web site and the remaining balance of $1,292 as impairment of leasehold improvements.

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions for the disposal of a segment of a business prescribed in Accounting Principles Board Opinion (APB) No. 30,
"Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". See additional information described under new accounting standards below.

Stock Options Plan

The Company has adopted the fair value based method of accounting prescribed in FASB No. 123, "Accounting for Stock-Based Compensation," for its employee stock option plans. As of December 31, 2002, the Company does not have any qualified or non-qualified stock option plans.

Advertising Costs

Advertising and sales promotion costs are expensed as incurred. Advertising expenses totaled $0 and $4,960, for the years ended December 31, 2002 and 2001, respectively.

Basic and Diluted Net Earnings Per Share

Basic net earnings  (loss) per common share is computed by dividing net earnings
(loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Basic and Diluted Net Earnings Per Share (Continued)

equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Conversion from a Limited Liability Company to a "C" Corporation

eCast Media, LLC converted from a limited liability company to a "C" Corporation on March 17, 2000. To effect the conversion, the Company formed a new corporation, eCast Media, Inc., and transferred all of the assets and liabilities into the newly formed entity. The new corporation simultaneously issued shares of common stock, with a par value of $0.001 per share, in exchange for each existing member's respective percentage of ownership interest in eCast Media, LLC. The exchange has been recorded at the Company's historical carrying values on the date of conversion.

Name Change

On April 24, 2001, the Company changed its name from MVD, Inc. to NT Media Corp. of California, Inc.

New Accounting Standards

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of the existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which provides accounting requirements for obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized when incurred if a reasonable estimate of fair value can be made. The related asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 effective January 1, 2002.

In June 2001, the AICPA issued an exposure draft of a proposed Statement of Position (SOP), "Accounting for Certain Costs and Activities Related to

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

New Accounting Standards (Continued)

Property, Plant, and Equipment." The proposed SOP would require certain expenditures previously included in the cost basis of Property, Plant, and Equipment (PP&E) to be expensed as incurred. Generally, only direct costs that are incremental and can be directly identified with the specific asset could be capitalized. General and administrative costs and overhead costs would be expensed as incurred. Concurrent with the issuance of the proposed SOP, the FASB issued an exposure draft of a proposed Statement, "Accounting in Interim and Annual Financial Statements for Certain Costs and Activities Related to Property, Plant, and Equipment - an amendment of APB Opinions No. 20 and 28 and FASB Statements No. 51 and 67 and a rescission of FASB Statement No. 73." The proposed Statement would conform existing accounting literature to the requirements of the proposed SOP and would require the application of the guidance contained in the proposed SOP in both interim and annual financial statements. The proposed SOP and Statement would be effective for fiscal years beginning after June 15, 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions for the disposal of a segment of a business prescribed in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. SFAS No. 144 is effective for the financial statements issued for the fiscal year beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted SFAS No. 144 effective January 1, 2002.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires gains and losses from extinguishment of debt to be reported as part of recurring operations, unless the transaction is considered unusual or infrequent in which case the transaction would be classified as an extraordinary item. This standard also eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 became effective for transactions occurring after May 15, 2002.

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

New Accounting Standards (Continued)

In June 2002, the FASB voted in favor of issuing SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging
Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

The Company does not anticipate the adoption of these new accounting standards to have a material effect on their financial statements.

NOTE 3 - NOTE RECEIVABLE FROM SALE OF STOCK

Note receivable from stock sales totaled $69,482 at December 31, 2002, and is reported as a reduction of stockholders' equity. The note bears interest at 6.0%, with an effective interest rate of 6.168%, and is collateralized by the 719,996 shares of stock issued on April 4, 2001. (See Note 9.) For the year ended December 31, 2002, interest income accrued on this note totaled $4,356. For the period from April 4, 2001 through December 31, 2002, the accrued interest totaled $7,482.

NOTE 4 - PROPERTY AND EQUIPMENT


         Computer equipment                                     $ 11,784
         Domain name                                               5,000
                                                         ----------------

                                                                  16,784
         Less accumulated amortization and depreciation            9,510
                                                         ----------------

                                                                 $ 7,274
                                                         ================

Amortization and depreciation expenses for the years ended December 31, 2002 and 2001 were $3,356 and $3,671, respectively.

For the year ended December 31, 2001, the Company wrote off the balance of leasehold improvement of $1,292 as an impairment loss.

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 5 - WEB SITE DEVELOPMENT COSTS

As of December 31, 2001, Web site development costs totaled $292,968. Depreciation expense was $97,656 for the years ended December 31, 2001. As of December 31, 2001, the Company did not expect any future net cash flows from its Web site; therefore, the Company wrote off the remaining balance of Web site development costs, which totaled $179,036 as an impairment loss during the third and fourth quarters of 2001.


NOTE 6 - DEFERRED INCOME TAXES

The net deferred tax assets, resulting from the net operating loss, included in the accompanying consolidated balance sheet include the following amounts of deferred tax assets and liabilities at December 31, 2002:


         Deferred tax assets - non-current                       $ 740,000
         Valuation allowance                                      (740,000)
                                                                 ---------
                                                                 $       -
                                                                 =========

Based on management's assessment, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets due to the likelihood that the Company may not generate sufficient taxable income during the carryforward period to utilize net operating loss carryforwards and other deferred tax benefits. The valuation allowance for net deferred taxes increased by $123,000 during the year ended December 31, 2002. The increase was the result of additional net losses for the year ended December 31, 2002.

At December 31, 2002, the Company had a net operating loss for income tax purposes of approximately $2,102,000. The net operating losses can be carried forward to offset future taxable income. Utilization of the above carryforwards may be subject to utilization limitations, which may inhibit the Company's ability to use carryforwards in the future.

If not used, the net consolidated operating loss carryforwards will expire as follows:

                          For the Fiscal Year Ended
                                 December 31,
                     -----------------------------------

                                     2020                        $   810,000
                                     2021                            972,000
                                     2022                            320,000
                                                                 -----------

                                                                 $ 2,102,000
                                                                 ===========

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 7 - INCOME TAXES

The components of the provision for income taxes for continuing operations are as follows:

                                            For the Years Ended
                                                 December 31,
                                      ------------------------------
                                           2002            2001
                                      -------------  ---------------
         Current
           State                        $ 3,200            $ 1,600
                                      =============  ===============


NOTE 8 - EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic (loss) per share:

                                                                  For the
                                                                Period From
                                     For the Years Ended        June 4, 1999
                                        December 31,           (Inception) to
                                    -------------------------   December 31,
                                        2002         2001          2002
                                    ------------ ------------- ---------------
Basic EPS:
       Net (loss)                   $  (354,279) $  (972,048)   $(2,202,373)
                                    -----------  -----------    -----------
       Net (loss) per common share  $     0.012  $    (0.035)   $    (0.092)
                                    ===========  ===========    ===========

Weighted average shares outstanding  30,000,000   28,074,083     24,056,456
                                    ===========  ===========    ===========

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Shares associated with convertible notes are not included to the extent they are antidilutive.


NOTE 9 - STOCKHOLDERS' EQUITY (DEFICIT)

Effective April 17, 2001, in connection with the stock exchange agreement, the Company issued approximately 10,000,000 pre-split shares of its common stock at $.001 par value per share, in exchange for all of the outstanding common stock of eCast, in which eCast became a wholly owned subsidiary of the Company based on a conversion ratio of approximately 7.34 shares of the Company's common stock for each share of eCast's stock. This transaction qualified as a tax-free share

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 9 - STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

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

                                                For the Twelve Months Ended
                                                        December 31,
                                              --------------------------------
                                                  2001               2000
                                              (Unaudited)         (Unaudited)
                                              ------------        ------------
  Net revenue                                  $   34,789          $    2,000
                                              ------------        ------------
  Net (loss)                                   $ (969,107)         $ (841,254)
                                              ------------        ------------
  Basic and diluted net (loss) per share       $   (0.032)         $   (0.032)
                                              ============        ============

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

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 10 - STOCK OPTIONS

On August 30, 2001 the Company granted its ex-counsel options to purchase up to 65,000 shares of the Company's common stock at the exercise price of $1 per share. The fair market value of the Company's common stock at the date of grant was $1.30. These options are 100% vested on the date of grant and will expire on September 1, 2003. The Company accounts for the fair value of stock options granted in accordance with FASB No. 123, "Accounting for Stock-Based Compensation." As a result, the Company has recorded the difference between the fair market value and the exercised price of $19,500 as professional fees for the year ended December 31, 2001.

On August 7, 2002, the company issued 10,000 non-qualified stock options to a former corporate officer and to his lawyer to purchase up to 10,000 shares of the Company's common stock, par value $.001, at the exercised price of $.15 per share. The options are 100% vested. If not exercised, the options will expire August 6, 2004. Because the exercise price, which is $.15, for the options granted was greater than the estimated fair market value of the stock options
($.13) at the date of grant, compensation expense was not recognized for the year ended December 31, 2002.

Presented below is a summary of stock option activities for the year shown:
                                                                 Weighted-
                                                                  Average
                                           Stock Options      Exercise Price
                                         -----------------  ------------------
Outstanding at December 31, 2000                        -                   -
Granted                                            65,000              $ 1.00
Exercised                                               -                   -
Forfeited                                               -                   -
Expired                                                 -                   -
                                         -----------------  ------------------

Outstanding at December 31, 2001                   65,000              $ 1.00
Granted                                            10,000              $ 0.15
Exercised                                               -                   -
Forfeited                                               -                   -
Expired                                                 -                   -
                                         -----------------  ------------------
Outstanding at December 31, 2002                   75,000              $ 0.89
                                         =================  ==================

The following table presents information about stock options granted during the year ended December 31, 2002 and 2001 where the exercise price of some options differed from the market price of the Company's stock on the grant date:
                                                                   Weighted-
                                             Number of Shares       Average
                                                 Granted        Exercise Price
  Outstanding at December 31, 2002           ----------------   ---------------
     Exercise price equals market value                  --                 --
     Exercise price greater than market value        10,000              $0.15
     Exercise price less than market value           65,000              $1.00
                                               ------------        -----------
                                                     75,000              $0.89
                                               ============        ===========

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 10 - STOCK OPTIONS (Continued)

The  following  table  summarizes   information  for  options   outstanding  and
exercisable at December 31, 2002:

                     Options Outstanding               Options Exercisable
              ----------------------------------     ------------------------
                                      Weighted-
                          Weighted-    Average                    Weighted-
                 Stock     Average    Remaining         Stock      Average
   Exercise     Options   Exercise   Contractual       Options     Exercise
    Prices    Outstanding  Price        Life         Exercisable     Price
  ----------  ----------- ---------  -----------     -----------  -----------
    $ 1.00       65,000    $ 1.00         0            65,000        $ 1.00
    $ 0.15       10,000    $ 0.15         0            10,000        $ 0.15
              ----------                              --------
                 75,000                                75,000
              ==========                              ========

The weighted-average fair values at the date of grant for options granted during the year ended December 31, 2002 and 2001 were $.13 and $.30, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                             2002                2001
                                      -----------------   -----------------

Expected life in years                        0                   0
Interest rate                                 3.10      %         4.08      %
Volatility                                  228.87      %       228.37      %
Dividend yield                                -         %         -         %


The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options, and the Company's options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.

NOTE 11 - CONCENTRATION

For the year ended December 31, 2002 and 2001, revenue received from two and one
customers   accounted  for  76%  and  93%  of  the  Company's   total   revenue,
respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

During 1999 and 2000, the Company leased its operating and office facilities for various terms under long-term operating lease agreements. The leases expire at various dates through May 20, 2003 and provide for no renewal options. On August 31, 2001, the Company attempted to terminate these lease agreements and vacated

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

the premises. During 2002, the Company settled all disputes with the landlord for the sum of $100,000 (see Note 17).

On September 21, 2001, the Company entered into a new lease agreement for operating and office facilities for various terms under a short-term, non-cancelable lease agreement for a monthly rent of $1,821. The lease expires on April 30, 2002 and provides for no renewal options. This lease was terminated as of April 30, 2002.

From May through August of 2002, the Company signed a month-to-month lease agreement for operating and office facilities for a monthly rent of $2,241.50. This lease was terminated as of August of 2002.

On August 8, 2002, the Company signed a month-to-month sublease agreement for operating and office facilities for a monthly rent of $650, plus utilities. This lease was terminated on January 15, 2003. (See Note 19). The Company does not have lease agreement in their Montreal office.

Rent expenses totaled $19,583 and $54,100 for the years ended December 31, 2002 and 2001, respectively.

On April 2001, the Company signed an agreement with a Web site publisher to provide an exclusive ad sales presentation and ad management services. This agreement may be terminated upon ninety (90) days written notice. This agreement may also be terminated immediately if material breach is not cured within thirty
(30) days. There has not been any revenue generated from this agreement.

On October 1, 2001, the Company signed an agreement to purchase various entertainment property of Graham Taylor Production (GTP) in exchange for 10,000 shares of the Company's common stock, par value of $.001. As part of this agreement, Mr. Taylor will become an employee of NT Media with a monthly compensation of $4,000 plus various out-of-pocket expenses. This agreement will only become effective if the Company's common shares are delivered and the employment agreement becomes effective. The employment agreement becomes effective when both parties sign all agreements and the Company receives net proceeds of at least one million dollars resulting from an offering of NT Media equity securities. As of April 2003, none of the conditions under this agreement have been met; therefore, the agreement has not been completely finalized.

In January of 2002, the Company engaged Mr. Chissick to act as a non-exclusive agent for the Company. The agreement provides for Mr. Chissick to establish an infrastructure for collaborating on certain business development opportunities in the entertainment, media and game show development sectors. The Company will pay Mr. Chissick 75% of any revenues from such business transactions when the aggregate net proceeds resulting from this agreement is greater than $500,000. When the aggregate net proceeds are under $500,000, the Company has to pay Mr. Chissick 100% of the net proceeds. For the year ended December 31, 2002, the company generated $46,000 of revenue and paid $46,000 of consulting fees to Mr. Chissick from this agreement. This agreement expired on December 31, 2002.

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

On April 8, 2002, the Company also entered into a twelve months strategic alliance with Paramedia, Inc. for the purpose of collaborating on various business development opportunities which are to be identified by Paramedia. This agreement terminated on April 7, 2003.

In October, NT Media agreed to provide consulting services to Turbodyne Technologies, Inc. for a monthly fee of $25,000 or an agreed upon amount. These services include media consulting, lead generation, overall marketing and business development. For the year ended December 31, 2002, the Company generated $75,000 of revenue from this agreement. In addition, the Company also received an advance payment of $30,000 on December 30, 2002 for January 2003 services.

NOTE 13 - CONVERTIBLE NOTES

For the years ended December 31, 2002 and 2001, the Company issued $108,700 and $399,100 of 6% convertible notes, respectively. The effective interest rate of these notes is 6.168%. All notes are convertible to common shares, $0.001 par value, at a conversion price that equals the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company's securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes be converted on the fifth year of their anniversary date or are due and payable in the event that the Company's shares of common stock are not publicly traded. It is mandatory that these notes be converted during 2005, 2006 and 2007 in the amounts of $410,000, $399,100 and $108,700, respectively. The proceeds were primarily used for operating activities as well as for investing in Web site development, and property and equipment. Interest accrued for the years ended December 31, 2002 and 2001 totaled $57,066 and $43,284, respectively. As of December 31, 2002, interest accrued on convertible notes totaled $106,826.

NOTE 14 - NOTES PAYABLE - RELATED PARTIES

As of December 31, 2002, the Company's officer, ex-officer, director and stockholder provided the Company with various 6% non-collateral demand notes totaling $69,055, including accrued interest of $3,455.

On November 2, 2002, the Company's officer and ex-officer forgave certain notes due from the Company. The total principal and accrued interest forgiven was $25,258 and $1,213, respectively.

NOTE 15 - RELATED PARTIES TRANSACTIONS

During 2002 and 2001, NT Media advanced $35,244 and $204,308, respectively, to eCast, its subsidiary, to pay eCast's operating expenses. This amount was eliminated during the consolidation.

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 15 - RELATED PARTIES TRANSACTIONS (Continued)

On October 1, 2002, the Company engaged Astor Capital, Inc. (Astor) as its investment banker and advisory services consultant. Astor will provide the Company with investment banking and strategic advisory activities, which may include (1) screening the investment universe in order to identify specific institutional investors who may be interested in investing or financing with the Company, (2) identifying and arranging meetings with securities professionals from time to time, (3) seeking and providing strategic advice on corporate deals, mergers, and acquisitions and general direction of the company. This agreement will expire June 30, 2003.

On October 28, 2002, the Board of Directors approved the payment of $9,000 to Astor, the Company's strategic advisory consultant. On November 21, 2002, the Board of Directors approved the payment of $59,600 to Astor. For the year ended December 31, 2002, the total amount paid to Astor was $68,600. Subsequent to December 31, 2002, the Company paid Astor an additional $20,000 for their services. Astor Capital, Inc. is a California corporation of which Ali Moussavi, the Company's Secretary, is the Manager/Partner and 50% owner. At December 31, 2002, Astor held 7.8% share of the Company's total common stock issued.

NOTE 16 - UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses and generated insignificant revenue since its inception, June 4, 1999. The Company has relied on its investors and lenders to meet its cash flow requirements. The Company plans to generate the additional cash needed through the completion of additional equity, debt, or joint venture transactions. There is no assurance, however, that the Company will be able to complete its plans in the future at commercially reasonable terms, if at all, or that the Company will be able to meet its future contractual obligations.

NOTE 17 - LITIGATION

The Company is subject to various claims covering a wide range of matters that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

On July 10, 2002, the Company's subsidiary settled a lawsuit with its prior landlord in the amount of $100,000. As of December 31, 2002, the balance due for this settlement was $100,000, plus accrued interest of $6,521.

NOTE 18 - LEGAL FEES FORGIVEN

During 2002, the Company's ex-counsel forgave $12,296 of legal fees incurred during 2001.

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 19 - SUBSEQUENT EVENTS

On January 1, 2003, the Company entered into a non-exclusive consulting agreement with Arthur Bernstein. Mr. Bernstein is to provide the Company with independent advisory and consulting services relating to its entertainment business for a monthly fee of $2,500 plus all out of pocket expenses. The contract will expire on December 31, 2003. The agreement may be terminated by either party with 60 days notice.

On January 15, 2003, the Company entered into a month-to-month sublease agreement for its operating and office facilities with a monthly rent of $750. The agreement can be terminated at any time by either party.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  April 14, 2003         NT MEDIA CORPORATION OF CALIFORNIA, INC.


                              By  /s/ Chris Mehringer
                              -----------------------------------------------
                                  Chris Mehringer, President and Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                          Date
---------                         -----                          ----
   /s/ Chris Mehringer            Chairman of the Board          April 14, 2003
----------------------------
       Chris Mehringer


  /s/  Ali Moussavi               Director, Secretary            April 14, 2003
----------------------------
       Ali Moussavi