Form 10QSB
period 2003-03-31
NT MEDIA CORP OF CALIFORNIA INC
filed 2003-05-15
CIK 318622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
                       _______________ to _______________

                         Commission File Number 0-31012

                       NT MEDIA CORP. OF CALIFORNIA, INC.
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)



                DELAWARE                               94-3357128
   ---------------------------------     --------------------------------------
    (State of other jurisdiction of         (I.R.S. Employer Identification
     incorporation or organization)                      Number)


       8428 Melrose Place, Suite B                        90069
         Los Angeles, California
 -----------------------------------------    -----------------------------
 (Address of Principal Executive Offices)                Zip Code


     Issuer's telephone number:                       (323) 782-6777


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                YES    X                       NO
                                    --------                      ---------


Common stock, no par value, 30,000,000 issued and outstanding as of May 10, 2003.

                                      INDEX

                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS..........................................1

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
             OPERATIONS....................................................9

   ITEM 3.  CONTROLS AND PROCEDURES.......................................16


PART II - OTHER INFORMATION

   ITEM 2.  CHANGES IN SECURITIES.........................................17

   ITEM 5.  OTHER INFORMATION.............................................17

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................17

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                             NT MEDIA CORP. OF CALIFORNIA, INC.
                                                                       CONTENTS
                                                     March 31, 2003 (unaudited)

--------------------------------------------------------------------------------


                                                                        Page
                                                                    ------------

  Independent Accountant's Report                                         2

  Condensed Consolidated Balance Sheet (Unaudited)                        3
  as of March 31, 2003

  Condensed Consolidated Statements of Operations                         4
  For the Three Months Ended March 31, 2003 and 2002
  (Unaudited), and  For the Period From June 4, 1999
  (Inception) to March 31, 2003 (Unaudited)

  Condensed Consolidated Statements of Cash Flows                         5
  For the Three Months Ended March 31, 2003 and 2002
  (Unaudited), and  For the Period From June 4, 1999
  (Inception) to March 31, 2003 (Unaudited)

  Selected Information - Substantially All Disclosures                    7
  Required by Generally Accepted Accounting Principles are Not Included

                         INDEPENDENT ACCOUNTANTS' REPORT




May 13, 2003


To The Board of Directors and Stockholders of
NT Media Corp. of California, Inc. and Subsidiary
Encino, California

We have reviewed the accompanying condensed consolidated balance sheet of NT Media Corp. of California, Inc. and Subsidiary (Delaware Development Stage Companies) as of March 31, 2003, the related condensed consolidated statements of operations and the condensed consolidated statements of cash flows, for the three months ended March 31, 2003 and 2002, and for the period from June 4, 1999 (Inception) to March 31, 2003. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the March 31, 2003 condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles of the United States of America.

Note 16 of the Company's audited financial statements as of December 31, 2002, and for the year then ended discloses that the Company has incurred net losses since inception and has experienced severe liquidity problems. Our auditor's report on those financial statements includes an explanatory paragraph referring to the matters in Note 16 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 5 of the Company's unaudited condensed consolidated interim financial statements as of March 31, 2003, and for the three months then ended, the Company has not generated any significant revenues and has not completed any equity, debt or joint venture transactions as of March 31, 2003. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.




CALDWELL, BECKER, DERVIN, PETRICK & CO., L.L.P.
Woodland Hills, California

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
  Cash                                                              $        -
  Interest receivable                                                    8,636
                                                                    ----------
             Total Current Assets                                        8,636

PROPERTY AND EQUIPMENT,
 net of accumulated depreciation of $10,349                              6,435

OTHER ASSETS
  Deposit                                                                  200
                                                                    ----------
             Total Assets                                           $   15,271
                                                                    ==========
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
  Cash overdraft                                                    $    6,582
  Accounts payable - trade                                              88,448
  Accrued salaries and payroll taxes                                   207,900
  Notes payable - related parties, including interest of $572           47,009
  Note payable - unrelated party                                        15,000
  Accrued litigation settlement, including interest of $6,521          106,521
                                                                    ----------
             Total Current Liabilities                                 471,460

CONVERTIBLE NOTES PAYABLE,
 including accrued interest of $122,195                              1,039,995
                                                                    ----------
             Total Liabilities                                       1,511,455
                                                                    ----------
STOCKHOLDERS' (DEFICIT)
  Preferred stock, par value $.001 per share; 5,000,000 shares
   authorized, no shares issued and outstanding                              -
  Common stock, par value $.001 per share; 100,000,000 shares
   authorized, 30,000,000 shares issued and outstanding                 30,000
  Additional paid-in capital                                           753,982
  Less receivable from sale of stock                                   (69,482)
  (Deficit) accumulated during development stage                    (2,210,684)
                                                                    ----------
             Total Stockholders' (Deficit)                          (1,496,184)
                                                                    ----------
             Total Liabilities and Stockholders' (Deficit)          $   15,271
                                                                    ==========

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

                                                    For the        June 4, 1999
                                                 Three Months      (Inception)
                                                Ended March 31,       to
                                           -----------------------  March 31,
                                               2003        2002       2003
                                           ----------- ----------- ------------
REVENUE                                    $   80,000  $   25,000  $   248,589
                                           ----------  ----------  -----------
OPERATING EXPENSES
  Advertising                                       -           -       81,176
  Consulting                                   27,500           -      149,979
  Depreciation and amortization                   839         839      125,084
  Impairment loss                                   -           -      180,328
  Licensing and production                          -           -      115,714
  Professional fees                             9,216      20,883      266,488
  Rent                                          3,730       5,969      132,377
  Salaries - Web site development
      and maintenance                               -           -      372,319
  Salaries - Administrative                    24,750      34,500      251,080
  Web hosting services                              -           -      102,615
  Other                                         5,585      45,597      484,937
                                           ----------  ----------  -----------
      Total Operating Expenses                 71,620     107,788    2,262,097
                                           ----------  ----------  -----------
      Income (Loss) Before Other Expenses       8,380     (82,788)  (2,013,508)

OTHER INCOME (EXPENSES)
  Interest income                               1,154       1,089        8,636
  Interest expense                            (16,245)    (15,601)    (135,779)
  Debts forgiven                                    -           -       26,471
  Legal fees forgiven                               -           -       12,296
  Litigation settlement                             -     (20,103)    (100,000)
                                           ----------  ----------  -----------
      (Loss) Before Provision for
               Income Taxes                    (6,711)   (117,403)  (2,201,884)

(PROVISION) FOR INCOME TAXES                   (1,600)       (800)      (8,800)
                                           ----------  ----------  -----------
      Net (Loss)                           $   (8,311) $ (118,203) $(2,210,684)
                                           ==========  ==========  ===========
      (Loss) per common share              $   (0.000) $   (0.004) $    (0.090)
                                           ==========  ==========  ===========
Weighted average common shares outstanding 30,000,000  30,000,000   24,439,361
                                           ==========  ==========  ===========

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

                                                    For the        June 4, 1999
                                                 Three Months      (Inception)
                                                Ended March 31,       to
                                           -----------------------  March 31,
                                               2003        2002       2003
                                           ----------- ----------- ------------
CASH FLOWS PROVIDED (USED) BY
  OPERATING ACTIVITIES:
   Net (loss)                              $   (8,311) $ (118,203) $(2,210,684)
   Adjustments to reconcile net (loss)
    to net cash provided by operating
    activities:
     Depreciation                                 839         839      125,084
     Impairment loss                                -           -      180,328
     Operating expenses paid by
       issuance of stock options                    -           -       19,500
     Operating expenses paid by reducing
       note receivable from officer                 -           -       10,000
     Debts forgiven                                 -           -      (26,471)
     Legal fees forgiven                            -           -      (12,296)
     Increase in litigation settlement              -      20,103      106,521
     Increase (decrease) in accounts
       payable and accrued expenses            (8,587)     12,256      100,744
     Increase in accrued interest for
       convertible notes and notes payable     12,487      15,587      123,287
     (Decrease) in unearned revenue           (30,000)          -            -
     Increase in accrued salaries and
        payroll taxes payable                  27,224      39,201      207,900
     (Increase) in interest receivable         (1,154)     (1,089)      (8,636)
     (Increase) in deposits                         -           -         (200)
                                           ----------  ----------  -----------
       Net Cash Flows (Used) by
          Operating Activities                 (7,502)    (31,306)  (1,384,923)
                                           ----------  ----------  -----------

CASH FLOWS PROVIDED (USED) BY INVESTING
  ACTIVITIES:
   Notes receivable from officers                   -           -      (16,048)
   Proceeds from notes receivable from
     officers                                       -           -        6,048
   Investment in property and equipment             -           -      (18,879)
   Investment in Web site development costs         -           -     (292,968)
                                           ----------  ----------  -----------
       Net Cash Flows (Used) by Investing
          Activities                                -           -     (321,847)
                                           ----------  ----------  -----------

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

                                                    For the        June 4, 1999
                                                 Three Months      (Inception)
                                                Ended March 31,       to
                                           -----------------------  March 31,
                                               2003        2002       2003
                                           ----------- ----------- ------------
CASH FLOWS PROVIDED (USED) BY FINANCING
  ACTIVITIES:
   Proceeds from note payable and advance
          from officer                            173       1,332      107,478
   Payment of note payable to officer         (19,337)          -      (35,090)
   Proceeds from issuance of convertible
          notes                                     -      43,900      917,800
   Proceeds from common stock issued                -           -      695,000
   Proceeds from note payable - unrelated
          party                                15,000           -       15,000
                                           ----------  ----------  -----------
       Net Cash Flows Provided (Used)
          by Financing Activities              (4,164)     45,232    1,700,188
                                           ----------  ----------  -----------
NET INCREASE (DECREASE) IN CASH            $  (11,666) $   13,926  $    (6,582)

CASH BEGINNING OF THE PERIODS                   5,084       2,992            -
                                           ----------  ----------  -----------
CASH (OVERDRAFT) AT THE END OF THE PERIODS $   (6,582) $   16,918  $    (6,582)
                                           ==========  ==========  ===========
ADDITIONAL DISCLOSURES:
       Cash paid during the periods for:

        Income taxes                       $        -  $        -  $     4,000
                                           ==========  ==========  ===========
        Interest                           $    3,758  $      203  $     4,772
                                           ==========  ==========  ===========
NON-CASH INVESTING AND FINANCING
    ACTIVITIES:
       Note receivable for common stock    $        -  $        -  $    69,482
                                           ==========  ==========  ===========
       Forgiveness of notes payable -
           related parties                 $        -  $        -  $    26,471
                                           ==========  ==========  ===========

               See Accompanying Selected Information to Unaudited
                  Condensed Consolidated Financial Statements

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                              SELECTED INFORMATION
          Substantially All Disclosures Required by Generally Accepted
                     Accounting Principles are Not Included
                                 MARCH 31, 2003

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of NT Media Corp. of California, Inc. and Subsidiary (the Company) at March 31, 2003, and the results of operations and cash flows for the period ended March 31, 2003.

The notes to the audited financial statements for the year ended December 31, 2002 should be read in conjunction with these condensed consolidated financial statements.

The results of operations for the quarter ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

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

NOTE 4 - NOTE PAYABLE - UNRELATED PARTY

On March 31, 2003, the Company obtained a short-term note payable from an unrelated party in the amount of $15,000 at an interest rate of 12% per year. Principal and interest are due on September 31, 2003 or upon the Company raising additional funds of more than $100,000, whichever occurs first. The note may be extended by mutual consent.

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                              SELECTED INFORMATION
          Substantially All Disclosures Required by Generally Accepted
                     Accounting Principles are Not Included
                                 MARCH 31, 2003

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

NOTE 6 - EARNINGS PER SHARE

Fully diluted per share data is not presented, as the effects would be antidilutive.

NOTE 7 - CONCENTRATION

For the three months ended March 31, 2003, revenue from one customer represented 100% of the Company's revenue.

NOTE 8 - RELATED PARTY TRANSACTIONS

For the three  months  ended March 31,  2003,  the Company paid $20,000 to Astor
Capital, Inc. for consulting fees. Astor Capital, Inc. is a California corporation of which Ali Moussavi, the Company's Secretary, is the Manager/Partner and 50% owner. At March 31, 2003, Astor Capital, Inc. held 7.8% shares of the Company's total common stock issued.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Caution About Forward-Looking Statements

This Form 10-QSB includes "forward-looking" statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like the Company "expects," "anticipates" or "believes" are forward-looking statements. Investors should be aware that actual results may differ materially from the Company's expressed expectations because of risks and uncertainties about the future. The Company does not undertake to update the information in this Form 10-QSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of the Company's business are discussed throughout this Form 10-QSB and should be considered carefully.

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

Due to the Company's current growth strategy, the results of operations for the last two fiscal years will likely not be indicative of the Company's current and future operations. The current management discussion and analysis should be read in the context of the Company's change of business in April, 2001 as a result of its reorganization with Ecast and the Company's current emphasis on acquiring new lines of business.

As of January 1, 2003, NT Media entered into a consulting agreement with Arthur Bernstein to provide consulting services in connection with the Company's entertainment business development and strategy.

Operating Results for the Quarters Ended March 31, 2003 and 2002

The Company realized revenue of $80,000 for the quarter ended March 31, 2003 which represents a substantial increase compared to revenues of $25,000 for the same quarter of 2002. This increase was due primarily to increased revenues generated through consulting fees (with respect to business development and strategy consulting) and to a lesser extent license/acquisition fees. The revenues from Ecast's lines of business are expected to continue to decline as the Company sells or discontinues certain lines of business previously conducted by Ecast.

Operating expenses decreased 33% from $107,788 in the first quarter of 2002 to $71,620 in the first quarter of 2003. The decrease was due primarily to: (i) a $11,667 decline in professional fees caused by completion of year-end SEC filings; (ii) a $10,000 drop in administrative salaries; and (iii) a $40,000 decrease resulting from decreased office expenses, eliminated car lease payments and no travel expenses incurred during the quarter. These reduced or eliminated expenses were partially offset by consulting fees of $27,500 paid in the first quarter of 2003 with no similar fees paid during the first quarter of 2002.

The Company realized an operating income of $8,380 for the quarter ended March 31, 2003 compared to an operating loss of $82,788 in the same quarter of 2002. This operating income reflects both the increase in revenues and the decrease in operating expenses incurred during the first quarter of 2003.

Other expenses declined 56% from $34,615 in the quarter ended March 31, 2002 compared to $15,091 of expenses in the same quarter of 2003. While interest income and expense remained substantially unchanged, expenses for the first quarter of 2002 include a $20,103 expense relating to the settlement of litigation with no similar expense reported in the first quarter of 2003.

The Company's total net loss for the first quarter of 2003 declined substantially from $118,203 in the quarter ended March 31, 2002 to a total net loss of $8,311 in the quarter ended March 31, 2003. The smaller net loss in the first quarter of 2003 reflected not only the decrease in operating and other expenses but also the significant increase in revenues during the first quarter of 2003.

The Company plans to increase its business operations and revenue generation from the acquisition of one or more companies adding additional lines of business to the Company's operations. Such acquisitions may take the form of the purchase of assets, a corporate merger or some other transaction designed to have the Company own and continue operating the acquired businesses.

Liquidity and Sources of Capital

The Company has incurred significant operating losses for the last three fiscal years and, as of March 31, 2003, the Company had an accumulated deficit of $2,210,684. At March 31, 2003 the Company had no cash or cash equivalents and a net working capital deficit of $462,824.

During the last three years, both the Company and its wholly-owned subsidiary, Ecast, have been dependent on borrowed or invested funds in order to finance their ongoing operations. As of March 31, 2003, Ecast had $620,000 in outstanding debt represented by 6% convertible notes while NT Media had $297,800 in outstanding debts represented by 6% convertible notes. Such notes had been issued to two of the Company's major stockholders. The Company anticipates that these major stockholders will continue to provide working capital to the Company on an as-needed basis.

The report of NT Media's independent accountants includes a "going concern" explanation. In the accountant's opinion, the Company's limited operating history and the accumulated net deficit as of March 31, 2003, raise substantial doubt about its ability to continue as a going concern.


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

As of March 31, 2003, NT Media's principal commitments include an obligation under a month-to-month lease of $750 per month for the Company's corporate offices.

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

Factors Affecting Future Operating Results

The Company has incurred losses since inception and has not generated sufficient revenues to cover its expenses during 2002 and the first quarter of 2003. As a result of the losses and negative cash flows from operations, the Company's ability to continue operations will depend on its ability to generate increased revenues and the availability of outside financing for working capital. If the Company is unable to generate sufficient revenues in the near future to cover its expenses or obtain outside capital to cover operating expenses, it may be unable to expand or maintain business operations.

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

Future acquisitions involve a number of special risks, including the diversion of management's attention to the assimilation of the operations and personnel of the acquired companies, adverse short-term effects on NT Media's operating results and the potential inability to integrate financial and management reporting systems. A significant portion of NT Media's resources could be used for these acquisitions. If the Company is not able to integrate and expand the operations of acquired companies, without excessive costs, delays or other adverse consequences, revenues of the acquired companies could decrease.

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

The Company is attempting to develop several programs for possible film or television presentation. These projects may not find financial backing or be commercially viable.

At March 31, 2003, the Company had loans of approximately $47,000 owed primarily to officers, directors and stockholders of the Company. These short term loans bear interest at 6% per annum. The principal and interest represented by these loans are payable upon demand by the creditors. While the Company does not anticipate that any of the holders of these short term loans will make a demand for repayment in the foreseeable future, if a demand for repayment were to be made, the Company would likely not be able to repay any substantial amount from its current cash flow. If the Company were unable to obtain sufficient cash to satisfy any repayment demand or was unable to negotiate alternative terms with such loan holder, the Company would be in default on such loan. Any such default would give rise to legal remedies against NT Media or its subsidiary. Alternatively, if these creditors were to convert all or substantially all of these notes into the Company's common stock, such a conversion would have a significant dilutive affect.

The Company operates in a rapidly changing and growing industry, which is characterized by vigorous competition from both established companies and start-up companies. The market for the Company's services is extremely competitive both as to price and opportunities.

In summary, the Company's revenues and operating results in any particular quarter may fluctuate as a result of a number of factors, including competition in the markets in which the with Company operates, delays in acquiring new core businesses, the current economic conditions as well as the performance of the entertainment industries as discussed above. The Company's future operating results will depend, to a large extent, on its ability to anticipate and successfully react to these and other factors and successfully implement its growth strategy. Failure to anticipate and successfully overcome these and other factors could adversely affect the Company's business, financial condition and results of operations.

Recent Accounting Pronouncements

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

In June 2001, the AICPA issued an exposure draft of a proposed Statement of Position (SOP), "Accounting for Certain Costs and Activities Related to
Property, Plant, and Equipment." The proposed SOP would require certain expenditures previously included in the cost basis of Property, Plant, and Equipment (PP&E) to be expensed as incurred. Generally, only direct costs that are incremental and can be directly identified with the specific asset could be capitalized. General and administrative costs and overhead costs would be expensed as incurred. Concurrent with the issuance of the proposed SOP, the FASB issued an exposure draft of a proposed Statement, "Accounting in Interim and Annual Financial Statements for Certain Costs and Activities Related to Property, Plant, and Equipment - an amendment of APB Opinions No. 20 and 28 and FASB Statements No. 51 and 67 and a rescission of FASB Statement No. 73." The proposed Statement would conform existing accounting literature to the requirements of the proposed SOP and would require the application of the guidance contained in the proposed SOP in both interim and annual financial statements. The proposed SOP and Statement would be effective for fiscal years beginning after June 15, 2002.

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

FASB has also issued SFAS No. 147 but it will not have any relationship to the operations of the Company therefore a description of its impact on the Company's operations has not been disclosed.


Critical Accounting Policies

NT Media's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements require managers to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, the Company's accountants' evaluate the estimates, including, but not limited to, those related to revenue recognition. The Company uses authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates.


ITEM 3.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely recording, processing summarizing and reporting material information relating to the Company required to be disclosed in this Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

Sales of Unregistered Securities During the Quarter


ITEM 5.  OTHER INFORMATION

In April 2002, NT Media opened an office in Montreal, Canada. In January 2003, the Montreal office operations were suspended pending new business opportunities being developed in that region.

During the quarter, both NT Media and Ecast relocated their principal executive offices to 8428 Melrose Place, Suite B, Los Angeles, CA 90069. NT Media subleases this office space for a monthly rent of $750 per month pursuant to a month-to-month lease.

In January 2003, NT Media terminated its employment agreements with both Amir Ettehadieh as Executive Assistant to the CEO and Chris Briggs as Vice President Entertainment and Strategy. Mr. Ettehadieh continues to work with the Company on a consulting basis.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  (i) 99.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K:  None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 15, 2003                 NT MEDIA CORP. OF
                                     CALIFORNIA, INC.



                                     /s/ Chris Mehringer
                                     ------------------------------------
                                     Chris Mehringer, President and Chief
                                     Financial Officer
                                     (Principal Accounting Officer)

               CERTIFICATION FOR QUARTERLY REPORTS ON FORM 10-QSB

I, Chris Mehringer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of NT Media Corp. of California, Inc. ("Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in  this  quarterly  report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material,that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003


                               /s/ Chris Mehringer
                               ----------------------------------------------
                               Chris Mehringer, President and Chief Executive Officer

               CERTIFICATION FOR QUARTERLY REPORTS ON FORM 10-QSB

I, Chris Mehringer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of NT Media Corp. of of California, Inc. ("Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in  this  quarterly  report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material,that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003


                                    /s/ Chris Mehringer
                                    ----------------------------------------
                                    Chris Mehringer, Chief Financial Officer