Form 10QSB
period 2003-06-30
NT MEDIA CORP OF CALIFORNIA INC
filed 2003-08-19
CIK 318622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
                       _______________ to _______________

                         Commission File Number 0-31012



                       NT MEDIA CORP. OF CALIFORNIA, INC.
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)



               DELAWARE                                  94-3357128
  ----------------------------------         -----------------------------------
   (State of other jurisdiction of             (I.R.S. Employer Identification
    incorporation or organization)                          Number)



    5670 Wilshire Blvd., Suite 1400                        90069
       Los Angeles, California
---------------------------------------     ------------------------------------
(Address of Principal Executive Offices)                  Zip Code


       Issuer's telephone number:                      (323) 445-4833


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


Common stock, no par value, 35,977,750 issued and outstanding as of July 31, 2003.

                                      INDEX

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS........................................3

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF ...........12
                 OPERATIONS
        ITEM 3.  CONTROLS AND PROCEDURES....................................19

PART II - OTHER INFORMATION

        ITEM 2.  CHANGES IN SECURITIES......................................20

        ITEM 5.  OTHER INFORMATION..........................................20

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................20

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS                                               3


CONSOLIDATED FINANCIAL STATEMENTS

       Consolidated Balance Sheet                                            4

       Consolidated Statements of Operations                                 6

       Consolidated Statements of Cash Flows                                 8

       Notes to Consolidated Financial Statements                           10

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheet





                                     ASSETS

CURRENT ASSETS:
     Cash                                                      $    1,752
     Accounts receivable, net of allowance
         for bad debts of $10,000                                  23,000
     Advances to officer                                           27,000
     Notes receivable, related party                               25,000
     Interest receivable, related party                             9,829
                                                               ----------

                     Total Current Assets                          86,581

PROPERY AND EQUIPMENT, net of accumulated
     depreciation of $7,439                                         4,345

DOMAIN NAME, net of accumulated amortization of $3,750              1,250

OTHER ASSETS                                                          200
                                                               ----------

                      Total Assets                             $   92,376
                                                               ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                          $   87,468
     Accrued liabilities                                          214,868
     Accrued interest, related party                                4,071
     Notes payable                                                 15,000
     Notes payable, related party                                  30,870
     Accrued litigation settlement                                100,000
                                                               ----------

                     Total Current Liabilities                    452,277

CONVERTIBLE NOTES PAYABLE, RELATED PARTY                          917,800

ACCRUED INTEREST, long term                                       130,947
                                                               ----------

                     Total Liabilities                          1,501,024
                                                               ----------




          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheet


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.001 par value, 5,000,000 shares
            authorized, -0- issued and outstanding                          -

     Common stock, $.001 par value, 100,000,000 shares
            authorized, 35,877,750  issued and outstanding               35,878

     Additional paid-in capital                                         831,335
     Stock subscription receivable                                      (69,482)
     (Deficit) accumulated during the development stage              (2,206,379)
                                                                    -----------

                     Total Stockholders' Equity (Deficit)            (1,408,648)
                                                                    -----------

                                                                    $    92,376
                                                                    ===========






























          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations



                                                                                                                 For the period
                                                                                                               from June 4, 1999
                                                     For the three months ended     For the six months ended   (Inception) to 30,
                                                                June 30,                      June 30,               June 30,
                                                     --------------------------    --------------------------  ------------------
                                                         2003           2002           2003           2002             2003
                                                     -----------    -----------    -----------    -----------  ------------------
                                                     (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)      (Unaudited)


REVENUE                                              $    75,000    $    31,800    $   155,000    $    56,800  $          323,589
                                                     -----------    -----------    -----------    -----------  ------------------

COSTS AND EXPENSES:
      General and administrative                          58,389        124,934        130,770        252,786           2,204,202
      Depreciation and amortization                          839            839          1,678          1,678             125,923
      Loss on litigation settlement                           --         21,564             --         21,564             100,000
                                                     -----------    -----------    -----------    -----------  ------------------

              Total Costs and Expenses                    59,228        147,337        132,448        276,028           2,430,125
                                                     -----------    -----------    -----------    -----------  ------------------


OPERATING INCOME (LOSS)                                   15,772       (115,537)        22,552       (219,228)         (2,106,536)
                                                     -----------    -----------    -----------    -----------  ------------------

OTHER INCOME (EXPENSE):
      Interest income, related party                       1,193          1,089          2,347          2,178               9,829
      Interest expense                                      (450)          --             (450)          --                  (450)
      Interest expense, related party                    (12,210)       (13,618)       (28,455)       (29,219)           (147,989)
      Debt forgiven                                         --             --             --             --                26,471
      Legal fees forgiven                                   --             --             --             --                12,296
                                                     -----------    -----------    -----------    -----------  ------------------

              Net Other Income (Expense)                 (11,467)       (12,529)       (26,558)       (27,041)            (99,843)
                                                     -----------    -----------    -----------    -----------  ------------------


NET INCOME (LOSS)                                    $     4,305    $  (128,066)   $    (4,006)   $  (246,269) $       (2,206,379)
                                                     ===========    ===========    ===========    ===========  ==================





















          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations



NET INCOME (LOSS) PER SHARE -
      BASIC AND DILUTED                        $              *    $               *   $                *   $          (0.01)
                                               ===============     ================    ================     ================

WEIGHTED AVERAGE COMMON  SHARES
      OUTSTANDING, BASIC  AND DILUTED               31,325,478           30,000,000          30,666,401           30,000,000
                                               ===============     ================    ================     ================

*     Less than $0.01 per share








































          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows

                                                                    For the six months ended June 30,      For the period from
                                                                    ---------------------------------   June 4, 1999 (Inception)
                                                                        2003                 2002           to June 30, 2003
                                                                    -----------           -----------  ------------------------
                                                                    (Unaudited)           (Unaudited)          (Unaudited)
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
       Reconciliation of net (loss) to net cash flows provided
       by (used in)operating activities:
          Net (loss)                                                $    (4,006)          $  (246,269)  $           (2,206,379)
          Depreciation and amortization                                   1,678                 1,678                  125,923
          Impairment loss                                                    --                    --                  180,328
          Operating expenses paid by reducing note receivable                --                10,000
          Stock issued for services                                          --                    --                   19,500
          Legal fees forgiven                                                --                    --                  (12,296)
          Debts forgiven                                                     --                    --                  (26,471)
       Changes in assets and liabilities
          Accounts receivable                                           (23,000)               (6,000)                 (23,000)
          Advances to officer                                           (27,000)                   --                  (27,000)
          Prepaid expenses                                                   --                (3,000)                      --
          Interest receivable                                            (2,346)               (2,178)                  (9,828)
          Other assets                                                       --                  (420)                    (200)
          Deferred income                                               (30,000)                   --                       --
          Litigation settlement                                              --                    --                  100,000
          Accounts payable and accrued expenses                          18,103               161,395                  314,631
          Accrued expenses, related party                                25,336                    --                  136,136
                                                                    -----------           -----------  ------------------------
                Net Cash (Used in) Operating Activities                 (41,235)              (94,794)              (1,418,656)
                                                                    -----------           -----------  ------------------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
       Notes receivable from officers                                        --                   --                   (16,048)
       Proceeds from notes receivable from officers                          --                   --                     6,048
       Notes receivable, related parties                                (50,000)                  --                   (50,000)
       Proceeds from notes receivable, related parties                   25,000                   --                    25,000
       Investment in property and equipment                                  --                   --                   (18,879)
       Investment in web site development costs                              --                   --                  (292,968)
                                                                    -----------           -----------  ------------------------























          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows


                Net Cash (Used in) Investing Activities                 (25,000)                 --                   (346,847)
                                                                    -----------           -----------  ------------------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
       Proceeds from issuance of common stock                            92,453                  --                    787,453
       Payment of offering costs                                         (9,222)                 --                     (9,222)
       Proceeds from note payable                                        15,000              15,000
       Proceeds from note payable, related party                         19,037              10,771                    126,342
       Payment of note payable, related party                           (54,365)               (515)                   (70,118)
       Proceeds from issuance of convertible notes                           --              88,200                    917,800
                                                                    -----------           -----------  ------------------------

                Net Cash Provided by Financing Activities                62,903              98,456                  1,767,255
                                                                    -----------           -----------  ------------------------


INCREASE (DECREASE) IN CASH                                              (3,332)              3,662                      1,752

CASH, beginning of period                                                 5,084               2,992                         --
                                                                    -----------           -----------  ------------------------
CASH, end of period                                                       1,752               6,654    $                 1,752
                                                                    ===========           ===========  ========================































          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of NT Media Corp. of California, Inc. and Subsidiary included in the Form 10-KSB for the fiscal year ended December 31, 2002.

NOTE 2 - USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 3 - RECLASSIFICATIONS

Certain prior period balances have been reclassified to conform to the current period's presentation.

NOTE 4 - NOTE PAYABLE - UNRELATED PARTY

On March 31, 2003, the Company obtained a short-term note payable from an unrelated party in the amount of $15,000 at an interest rate of 12% per year. Principal and interest are due on September 30, 2003 or upon the Company raising additional funds of more than $100,000, whichever occurs first. The note may be extended by mutual consent.

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

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements


NOTE 7 - CONCENTRATION

For the six months ended June 30, 2003, revenue from one customer represented 100% of the Company's revenue. For the six months ended June 30, 2002, revenue from two customers represented 71% of the Company's revenue.

NOTE 8 - RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2003, the Company paid $45,000 to Astor Capital, Inc. for consulting fees. Astor Capital, Inc. is a California corporation of which Ali Moussavi, the Company's Secretary, is the Manager/Partner and 50% owner. At June 30, 2003, Astor Capital, Inc. held 6.5% of the Company's total common stock issued and outstanding.

NOTE 9 - NOTES RECEIVABLE AND ADVANCES TO OFFICER

On June 19, 2003, the Company loaned $50,000 to a related party at an interest rate of 10% per year. The note is due the sooner of July 10, 2003 or upon the related party raising additional funds of more than $100,000, but has been extended by mutual consent. As of June 30, 2003, $25,000 of the note had been repaid to the Company.

In May 2003, the Company advanced $27,000 to an officer / member of the Board of Directors. The advance bears interest at 5% per year and is due on demand.

NOTE 10 - STOCKHOLDERS' EQUITY

During the six months ended June 30, 2003, the Company sold 5,877,750 shares of common stock for $92,453. The Company paid a $9,222 placement fee to a company managed and owned 50% by the Company's Secretary.

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

Plan of Operation for the Next Twelve Months

NT Media's business includes the development and production of feature films and television programs, and the provision of international business development and strategy consulting services. With its existing operations, the Company generates or will generate revenue through producer fees, license/acquisition fees (theatrical, network television, cable television, home video, syndication, and foreign territories), participation fees (percentage of box office and ancillary gross or adjusted gross revenue with respect to feature film and television production), and consulting fees and commissions with respect to business development and strategic consulting. The Company has discontinued various lines of business of its subsidiary Ecast and expects revenues and losses from Ecast's business to decline accordingly.

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

Over the next twelve-month period, the Company anticipates needing the following operating capital amounts:


        Purpose                                                   Amount
        -------                                                   ------
        Growth Capital for Acquired Subsidiaries                  $   600,000
        Additional Employees                                      $   200,000
        Marketing and Public Relations Campaigns                  $   100,000
        Participation in Industry and Trade Functions             $    50,000
        Ongoing Operations                                        $ 1,000,000

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

Operating Results for the Quarters Ended June 30, 2003 and 2002

The Company realized revenue of $75,000 for the quarter ended June 30, 2003 which represents a substantial increase compared to revenues of $31,800 for the same quarter of 2002. This increase was due primarily to increased revenues generated from consulting fees (with respect to business development and strategy consulting) and to a lesser extent license/acquisition fees. The revenues from Ecast's lines of business are expected to continue to decline as the Company sells or discontinues certain lines of business previously conducted by Ecast.

Operating expenses decreased 60% from $147,337 in the second quarter of 2002 to $59,228 in the second quarter of 2003. The decrease was due primarily to: (i) a $66,500 decline in professional and administrative costs related to the completion of year-end SEC filings; and (ii) a $21,500 legal settlement which occurred in the 2nd quarter of 2002.

The Company realized an operating income of $15,772 for the quarter ended June 30, 2003 compared to an operating loss of $115,537 in the same quarter of 2002. This operating income reflects both the increase in revenues and the decrease in operating expenses incurred during the second quarter of 2003.

Other expenses declined 8% from $12,529 in the quarter ended June 30, 2002 compared to $11,467 of expenses in the same quarter of 2003. While interest income and expense (to a related party) remained substantially unchanged, expenses for the second quarter of 2003 include a $450 expense relating to interest expense paid to non-related parties.

The Company realized net income for the second quarter of 2003 of $4,305 compared to a net loss of $128,066 in the quarter ended June 30, 2002. The net income in the first quarter of 2003 reflected not only the decrease in operating and other expenses but also the significant increase in revenues during the second quarter of 2003.

The Company plans to increase its business operations and revenue generation from the acquisition of one or more companies adding additional lines of business to the Company's operations. Such acquisitions may take the form of the purchase of assets, a corporate merger or some other transaction designed to have the Company own and continue operating the acquired businesses.

Operating Results for the Six Months Ended June 30, 2003 and 2002

Total revenue for the six months ended June 30, 2003 was $155,00 compared to $56,800 for the six months ended June 30, 2002. This increase reflects the fact that the Company had only started its business operations during the first half of 2002 compared to six months of full operations during 2003. The revenues were generated through consulting fees received from a single customer. 71% of the revenues generated during the first six months of 2002 were received from two customers. Revenues from Ecast's old lines of business declined from $800 during the first six months of 2002 to zero during the same period of 2003.

Operating expenses totaled $132,448 for the six months ended June 30, 2003 compared to $276,028 for the same period in 2002. This 52% decline in operating expenses reflects the fact that NT Media restructured and lowered its operating costs due to the prevailing business climate during the first six months of 2003 compared to higher employee costs, office and travel expenses and car leases incurred during the same period in 2002. Of these expenses, professional and consulting fees aggregated $97,003. Professional fees decreased 51% during the six months ended June 30, 2003 due to reduced regulatory compliance costs while consulting fees also decreased due to reduced utilization of consultants. The Company paid $5,980 in office rent during the first six months of 2003 and $19,582 of such expenses recognized during the similar period of 2002. The Company spent $29,465 in other expenses including travel and promotions during the first six months of 2003 which reflects the Company's efforts to identify and evaluate programming opportunities in the theatrical, television and motion picture industries. The Company had operating income of $22,552 for the six months ended June 30, 2003 while reporting an operating loss of $219,228 for the same period in 2002. The operating income resulted from an almost threefold increase in revenues during the six-month period along with costs and expenses falling by over 50%.

The  Company's  net loss for the six  months  ended  June  30,  2003 was  $4,006 compared to a net loss of $246,269 for the comparable period in 2002. The decreased loss during 2003 represents the sharp increase in operating revenues during the latter part of the six month period offset by substantially reduced operating expenses relating to the Company's development of its business as well as regulatory compliance costs. The larger net loss during the first six months of 2002 reflects the initial start-up cost incurred during that period.

Liquidity and Sources of Capital

Prior to the most recently completed quarter, the Company had incurred significant operating losses during the last three fiscal years and, as of June 30, 2003, the Company had an accumulated deficit of $2,206,379. At June 30, 2003 the Company had cash or cash equivalents of $1,752 and a net working capital deficit of $365,696.

During the last three years, both the Company and its wholly-owned subsidiary, Ecast, have been dependent on borrowed or invested funds in order to finance their ongoing operations. As of June 30, 2003, Ecast had $620,000 in outstanding debt represented by 6% convertible notes while NT Media had $297,800 in outstanding debts represented by 6% convertible notes. Such notes had been issued to two of the Company's major stockholders. The Company anticipates that these major stockholders will continue to provide working capital to the Company on an as-needed basis.

The report of NT Media's independent accountants includes a "going concern" explanation. In the accountant's opinion, the Company's limited operating history and the accumulated net deficit as of June 30, 2003, raise substantial doubt about its ability to continue as a going concern.

Due to the Company's limited cash flow, operating losses and limited assets, it is unlikely that the Company could obtain financing through commercial or banking sources. Consequently, the Company is dependent on continuous cash infusions from its major stockholders in order to fund its ongoing operations. If these majority stockholders were unwilling or unable to provide necessary working capital to the Company, the Company would probably not be able to sustain its operations. There is no written agreement or contractual obligation which would require the Company's majority stockholders to fund Company operations up to a certain amount or indeed continue to finance the Company's operations at all. The notes are voluntarily convertible when the Company's or Ecast's securities (as the case may be) are trading publicly and the underlying stock of the convertible notes has been registered with the SEC and declared effective. It is mandatory that they must be converted on the fifth year of their anniversary date. Thus, the current convertible notes would be mandatorily converted during 2005, 2006 and 2007 unless they become eligible for conversion prior to that time.

As of June 30, 2003, NT Media's principal commitments include an obligation under a month-to-month lease of $750 per month for the Company's corporate offices.

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

NT Media will acquire interests in various television or movie concepts, program pilots and other proprietary rights in the entertainment field. If NT Media is unable to protect these proprietary rights, the value of such rights could be impaired and it could lose profit potential. NT Media regards its trademarks, trade secrets and similar intellectual property as valuable to its business, and relies on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, partners and others to protect its proprietary rights. There can be no assurance that the steps taken by NT Media will be adequate to prevent misappropriation or infringement of its proprietary property. NT Media currently has one of its trademarks registered with the United States Patent and Trademark Office.

The Company is attempting to develop several programs for possible film or television presentation. These projects may not find financial backing or be commercially viable.

At June 30, 2003, the Company had loans of approximately $963,000 owed primarily to two stockholders of the Company. $45,200 of this amount is represented by short term loans bearing interest at 6% or 12% per annum. The principal and interest represented by these loans are payable upon demand by the creditors. While the Company does not anticipate that any of the holders of these short term loans will make a demand for repayment in the foreseeable future, if a demand for repayment were to be made, the Company would likely not be able to repay any substantial amount from its current cash flow. If the Company were unable to obtain sufficient cash to satisfy any repayment demand or was unable to negotiate alternative terms with such loan holder, the Company would be in default on such loan. Any such default would give rise to legal remedies against NT Media or its subsidiary. $917,800 of the Company's loans are represented by convertible notes. These notes bear interest at 6% per annum and can be converted into shares of the Company's common stock at a conversion price equal to the average bid price per share prevailing at the time of conversion. The notes cannot be converted unless and until: (i) the Company's shares are trading publicly and (ii) the shares underlying the notes have been registered for resale under the Securities Act of 1933. These notes have a term of five years at which time the notes will automatically convert into shares of common stock. When and if these creditors were to convert all or substantially all of these notes into the Company's common stock, such a conversion would have a significant dilutive affect.

The Company operates in a rapidly changing and growing industry, which is characterized by vigorous competition from both established companies and start-up companies. The market for the Company's services is extremely competitive both as to price and opportunities.

In summary, the Company's revenues and operating results in any particular quarter may fluctuate as a result of a number of factors, including competition in the markets in which the Company operates, delays in acquiring new core businesses, the current economic conditions as well as the performance of the entertainment industries as discussed above. The Company's future operating results will depend, to a large extent, on its ability to anticipate and successfully react to these and other factors and successfully implement its growth strategy. Failure to anticipate and successfully overcome these and other factors could adversely affect the Company's business, financial condition and results of operations.

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company's principal executive and financial officers have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2003. They have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 with respect to the Company is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to our management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

The Company has made no significant changes in its internal controls over financial reporting during the most recent fiscal quarter covered by this Report that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

Sales of Unregistered Securities During the Quarter

During the quarter ended June 30, 2003, the Company issued 5,877,750 shares of common stock to 43 individuals for total proceeds of $92,453.

On March 31, 2003, the Company issued a short-term note to an unrelated party in the principal amount of $15,000. The note bears interest at 12% per annum.

The issuance of the shares of common stock were made exclusively to non-US investors located outside the United States and in compliance with Regulation S of the Securities Act of 1933 (the "1933 Act"). In the US, these shares will be deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and bear a legend stating the restrictions on resale.

All of the above issuances of promissory notes were made without any public solicitation to a limited number of investors or related individuals or entities and were acquired for investment purposes only. Each of the individuals or entities had access to information about the Company and were deemed capable of protecting their own interests. The notes were issued pursuant to the private placement exemption provided by Section 4(2) of the 1933 Act. These are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and the notes evidencing the loans bear a legend stating the restrictions on resale.

ITEM 5.  OTHER INFORMATION

On June 30, 2003, Chris Mehringer resigned as President, Chief Executive Officer, Chief Financial Officer and Chairman of NT Media. On July 1, 2003, those positions were assumed by Chris Briggs.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             31.1 - Certification of CEO pursuant to Section 302 of the
                    Sarbanes-Oxley Act of  2002.

             31.2 - Certification of CFO pursuant to Section 302 of the
                    Sarbanes-Oxley Act of  2002.

             32. Certification by CEO and CFO pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

         (b) Reports on Form 8-K:

         On June 27, 2003, the Company reported on Item 4 event regarding the change of independent accountants for the Company and its subsidiary and an Item 5 event, reporting the resignation of the Company's Chairman and President and the hiring of a new Chairman and President.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 18, 2003                     NT MEDIA CORP. OF
                                            CALIFORNIA, INC.



                                            /s/ Chris Briggs
                                            ----------------------------------
                                            Chris Briggs, President and Chief
                                            Financial Officer
                                            (Principal Accounting Officer)