Form 10QSB
period 2003-09-30
NT MEDIA CORP OF CALIFORNIA INC
filed 2003-11-14
CIK 318622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
                       _______________ to _______________

                         Commission File Number 0-31012


                       NT MEDIA CORP. OF CALIFORNIA, INC.
        (Exact name of small business issuer as specified in its charter)



            DELAWARE                                    94-3357128
  -------------------------------            -------------------------------
  (State of other jurisdiction of            (I.R.S. Employer Identification
  incorporation or organization)                          Number)


    5670 Wilshire Blvd., Suite 1400                         90069
        Los Angeles, California
----------------------------------------        -----------------------------
(Address of Principal Executive Offices)                   Zip Code


    Issuer's telephone number:                         (323) 445-4833


Common stock, no par value, 35,977,750 issued and outstanding as of October 31, 2003.

                                      INDEX

                                                                         Page
                                                                         ----

PART I - FINANCIAL INFORMATION..............................................1

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                 OPERATIONS................................................11

        ITEM 3.  CONTROLS AND PROCEDURES...................................18

PART II - OTHER INFORMATION................................................19

        ITEM 2.  CHANGES IN SECURITIES.....................................19

        ITEM 5.  OTHER INFORMATION.........................................19

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................19

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Balance Sheet as of September 30, 2003 (Unaudited)...........2-3

Consolidated Statements of Operations for the three months
   ended September 30, 2003 and 2002 (Unaudited)............................4

Consolidated Statements of Operations for the nine months
   ended September 30, 2003 and 2002 (Unaudited)............................5

Consolidated Statements of Cash Flows for the nine months
   ended September 30, 2003 and 2002 (Unaudited)..........................6-7

Notes to Consolidated Financial Statements...............................8-10

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                               SEPTEMBER 30, 2003


                          ASSETS

CURRENT ASSETS:
  Cash                                                             $     9,618
  Accounts receivable, net of allowance for bad debts of $10,000        23,000
  Advances to officer                                                   29,000
  Interest receivable, related party                                    11,079
                                                                   -----------

      Total current assets                                              72,697
                                                                   -----------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $8,028        3,756
DOMAIN NAME, net of accumulated amortization of $4,000                   1,000
OTHER ASSETS                                                               200
                                                                   -----------

                          TOTAL ASSETS                             $    77,653
                                                                   ===========































                                       2
           See accompanying notes to consolidated financial statements

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                               SEPTEMBER 30, 2003
                                   (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                                 $    93,097
  Accrued liabilities                                                  215,667
  Accrued interest payable to related party                              3,493
  Notes payable                                                         45,000
  Note payable to related party                                         49,869
  Accrued litigation settlement                                        100,000
                                                                   -----------
          Total current liabilities                                    507,126
                                                                   -----------
CONVERTIBLE NOTES PAYABLE, RELATED PARTY                               917,800
ACCRUED INTEREST, long term                                            144,714
                                                                   -----------
      Total liabilities                                            $ 1,569,640

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):

 Preferred stock, $.001 par value, 5,000,000 shares
    authorized, -0- issued and outstanding                                 ---

 Common stock: $.001 par value, 100,000,000 shares
    authorized , 35,977,750 shares issued and outstanding               35,978

 Common stock subscribed, 719,996 shares                               (69,482)

 Additional paid-in-capital                                            856,235

 Deficit accumulated during the development stage                   (2,314,718)
                                                                   -----------
      Total stockholders' equity (deficit)                          (1,491,987)
                                                                   -----------
       Total liabilities and stockholders' equity (deficit)        $    77,653
                                                                   ===========













                                       3
           See accompanying notes to consolidated financial statements

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                   FOR THE THREE MONTHS
                                                    ENDED SEPTEMBER 30,
                                            ----------------------------------
                                                  2003               2002
                                            ---------------    ---------------
REVENUE:                                    $           ---    $           ---
                                            ---------------    ---------------
COSTS and EXPENSES:
General and administrative                           91,089             73,922
Depreciation and amortization                           839                839
                                            ---------------    ---------------

     Total costs and expenses                        91,928             74,761
                                            ---------------    ---------------

                  OPERATING INCOME (LOSS)           (91,928)           (74,761)

OTHER INCOME (EXPENSE):
   Interest income, related party                     1,500              1,089
   Interest expense                                    (795)               ---
   Interest expense, related party                  (14,116)           (16,358)
   Loan fees                                         (3,000)               ---
   Debt forgiven                                        ---             12,296
                                            ---------------    ---------------


                 Net Other Income (Expense)         (16,411)            (2,973)
                                            ---------------    ---------------

  NET LOSS                                  $      (108,339)   $       (77,734)
                                            ===============    ===============


Loss per common share - basic and diluted   $        (0.003)   $        (0.003)
                                            ===============    ===============

Weighted average number of common
       shares outstanding                        35,975,576         30,000,000
                                            ===============    ===============











                                       4
           See accompanying notes to consolidated financial statements

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               FROM INCEPTION
                                      FOR THE NINE MONTHS      (JUNE 4, 1999)
                                      ENDED SEPTEMBER 30,     TO SEPTEMBER 30,
                                    -----------------------   ----------------
                                        2003        2002            2003
                                    ----------- -----------     ------------
REVENUE:                            $  155,000  $   56,800      $   323,589
                                    ----------  ----------      -----------
COSTS and EXPENSES:

General and administrative             221,859     326,708        2,295,291
Depreciation and amortization            2,517       2,517          126,762
Loss on litigation settlement              ---      21,564          100,000
                                    ----------  ----------      -----------
     Total costs and expenses          224,376     350,789        2,522,053
                                    ----------  ----------      -----------
           OPERATING INCOME (LOSS)     (69,376)   (293,989)      (2,198,464)

OTHER INCOME (EXPENSE):
   Interest income, related party        3,847       3,267           11,329
   Interest expense                     (1,245)        ---           (1,245)
   Interest expense, related party     (42,571)    (45,578)        (162,105)
   Loan fees                            (3,000)        ---           (3,000)
   Debt forgiven                           ---      12,296           26,471
   Legal fees forgiven                     ---         ---           12,296
                                    ----------  ----------      -----------
         Net Other Income (Expense)    (42,969)    (30,015)        (116,254)
                                    ----------  ----------      -----------
  NET LOSS                          $ (112,345) $ (324,004)     $(2,314,718)
                                    ==========  ==========      ===========
Loss per common share - basic and
               diluted              $   (0.003) $   (0.011)
                                    ==========  ==========
Weighted average number of common
shares outstanding:                 32,455,573  30,000,000
                                    ==========  ==========
















                                       5
           See accompanying notes to consolidated financial statements

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                               FROM INCEPTION
                                         FOR THE NINE MONTHS   (JUNE 4, 1999)
                                         ENDED SEPTEMBER 30,   TO SEPTEMBER 30,
                                       ----------------------- ----------------
                                           2003        2002          2003
                                       ----------- -----------   ------------
CASH FLOWS FROM (TO) OPERATING

         ACTIVITIES:

Net loss                               $  (112,345)$ (324,004)   $ (2,314,718)
Adjustments to reconcile net loss to
net cash used in operations:
   Stock issued for services                25,000        ---          44,500
   Depreciation and amortization             2,517      2,517         126,762
   Impairment loss                             ---        ---         180,328
   Operating expenses paid by reducing
                 note receivable               ---        ---          10,000
   Legal fees forgiven                         ---        ---         (12,296)
   Debts forgiven                              ---        ---         (26,471)
     Changes in operating assets and
       liabilities
          Accounts receivable              (23,000)       ---         (23,000)
          Advances to officer              (29,000)       ---         (29,000)
          Interest receivable               (3,597)    (3,267)        (11,079)
          Other assets                         ---      1,821            (200)
          Deferred income                  (30,000)       ---             ---
          Litigation settlement                ---        ---         100,000
          Accounts payable and accrued      25,130    157,428         321,658
                 expenses
          Accrued expenses, related party   37,926     46,316         148,726
                                       ----------- ----------    ------------
Net cash used in operating activities     (107,369)  (119,189)     (1,484,790)
                                       ----------- ----------    ------------
CASH FLOWS FROM (TO) INVESTING ACTIVITIES:

Notes receivable from officers                 ---        ---         (16,048)
Proceeds from notes receivable from
                 officers                      ---        ---           6,048
Notes receivable, related parties          (50,000)       ---         (50,000)
Proceeds from notes receivable, related
                 parties                    50,000        ---          50,000
Investment in property and equipment           ---        ---         (18,879)
Investment in web site development costs       ---        ---        (292,968)
                                       ----------- ----------    ------------
          Net cash used in investing
                 activities                    ---        ---        (321,847)
                                       ----------- ----------    ------------

                                                                    (Continued)

                                       6
           See accompanying notes to consolidated financial statements

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)
                                                               FROM INCEPTION
                                         FOR THE NINE MONTHS   (JUNE 4, 1999)
                                         ENDED SEPTEMBER 30,   TO SEPTEMBER 30,
                                       ----------------------- ----------------
                                           2003        2002          2003
                                       ----------- -----------   ------------

CASH FLOWS FROM (TO) FINANCING
ACTIVITIES:

Proceeds from issuance of common
 stock                                 $   92,453  $      ---    $   787,453
Payment of offering costs                  (9,222)        ---         (9,222)
Proceeds from note payable                 45,000         ---         45,000
Proceeds from note payable, related
 party                                     39,037      11,514        146,342
Payment of note payable, related
 party                                    (55,365)     (4,067)       (71,118)
Proceeds from issuance of convertible
 notes                                        ---     108,700        917,800
                                       ----------  ----------    -----------
    Net cash provided by financing
       activities                         111,903     116,147      1,816,255
                                       ----------  ----------    -----------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                            4,534      (3,042)         9,618

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD                                   5,084       2,992            ---
                                       ----------  -----------   -----------
CASH AND CASH EQUIVALENTS, END OF
PERIOD                                 $    9,618  $      (50)   $     9,618
                                       ==========  ===========   ===========



















                                       7
           See accompanying notes to consolidated financial statements

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUSBISDIARY
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003

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

NOTE 4 - NOTE PAYABLE - UNRELATED PARTY

On March 31, 2003, the Company obtained a short-term note payable from an unrelated party in the amount of $15,000 at an interest rate of 12% per year. Principal and interest were due on September 30, 2003 or upon the Company raising additional funds of more than $100,000, whichever occurs first. The note was extended by mutual consent. On August 27, 2003 an additional loan from the same entity was obtained in the amount of $30,000 at an interest rate of 12%, due on November 1, 2003 or upon the Company raising additional funds of more than $75,000. The Company paid $3,000 of loan fees to a related party entity in which a director has an equity interest.

NOTE 5 - UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses and generated insignificant revenue since its inception, June 4, 1999. The Company has relied on its investors and loans to meet its cash flow requirements. The Company plans to generate the additional cash needed through the completion of additional equity, debt, or joint venture transactions. There is no assurance, however, that the Company will be able to complete its plans in the future at commercially reasonable terms, if at all, or that the Company will be able to meet its future contractual obligations.

NOTE 6 - EARNINGS PER SHARE

Fully diluted per share data is not presented, as the effects would be antidilutive.

NOTE 7 - CONCENTRATION

For the nine months ended September 30, 2003, revenue from one customer represented 100% of the Company's revenue. For the nine months September 30, 2002, revenue from four customers represented 100% of the Company's revenue.

NOTE 8 - RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2003, the Company paid $82,222 to Astor Capital, Inc. for consulting fees, loan fees, and placement fees. Astor Capital, Inc. is a California corporation of which Ali Moussavi, the Company's Secretary/ Director, is the Manager/Partner and 50% owner. At June 30, 2003, Astor Capital, Inc. held 6.5% of the Company's total common stock issued and outstanding.

On September 11, 2003, the Company borrowed $20,000 from Universal Detection Technology, a company whose President and Chief Executive Officer is an affiliate of the Company's Secretary / Director. The note bears interest at 6% and is due October 15, 2003.

NOTE 9 - NOTES RECEIVABLE AND ADVANCES TO OFFICER

On June 19, 2003, the Company loaned $50,000 to a related party at an interest rate of 10% per year. The note was due the sooner of July 10, 2003 or upon the related party raising additional funds of more than $100,000. As of September 30, 2003, the note and accrued interest had been repaid to the Company.

In May 2003, the Company advanced $27,000 to an officer / member of the Board of Directors. The advance bears interest at 5% per year and is due on demand. In July 2003 the Company advanced an additional $2,000 on this note.

NOTE 10 - STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2003, the Company sold 5,877,750 shares of common stock for $92,453. The Company paid a $9,222 placement fee to Astor Capital, Inc., a company managed and owned 50% by the Company's Secretary/ Director.

On July 1, 2003, 100,000 shares of common stock were issued to the Company's President as compensation. The shares were valued at the market price on the effective date of the issue or $25,000.

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

Over the next twelve-month period, the Company anticipates needing the following operating capital amounts:

          Purpose                                                      Amount
          -------                                                   -----------
          Growth Capital for Acquired Subsidiaries                  $   600,000
          Additional Employees                                      $   200,000
          Marketing and Public Relations Campaigns                  $   100,000
          Participation in Industry and Trade Functions             $    50,000
          Ongoing Operations                                        $ 1,000,000

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

Operating Results for the Quarters Ended September 30, 2003 and 2002

The Company is in the development stage and may experience inconsistencies in revenue realization until such time as it becomes fully operational. The Company realized no revenue for the quarter ended September 30, 2003 which is similar to no revenues recognized for the same quarter of 2002. This lack of revenues during the third quarter of 2003 was due primarily to the expiration of a consulting agreement with one of the Company's major clients. This consulting agreement had provided for the monthly payment of $25,000 for management and strategic consulting services by the Company. The Company recognized no revenues from Ecast's lines of business due to the Company's selling or discontinuing the lines of business previously conducted by Ecast.

Operating expenses increased 23% from $74,761 in the third quarter of 2002 to $91,928 in the third quarter of 2003. The increase was due primarily to a $17,000 increase in general and administrative expenses for the third quarter of 2003.

The Company realized an operating loss of $91,928 for the quarter ended September 30, 2003 compared to an operating loss of $74,761 in the same quarter of 2002. This operating loss reflects both the lack of revenues and the increase in operating expenses incurred during the third quarter of 2003.

Other expenses increased from $2,973 in the quarter ended September 30, 2002 compared to $16,411 of expenses in the same quarter of 2003. While interest income and expense (to a related party) remained substantially unchanged, expenses for the third quarter of 2003 included a $3,000 loan fee while expenses for the same period of 2002 were offset by $12,296 of other income for debt forgiven during that quarter.

The Company realized a net loss for the third quarter of 2003 of $108,339 compared to a net loss of $77,734 in the quarter ended September 30, 2002. The net loss in the third quarter of 2003 reflected the $30,600 increase in operating and other expenses during the third quarter of 2003.

The Company plans to increase its business operations and revenue generation from the acquisition of one or more companies adding additional lines of business to the Company's operations. Such acquisitions may take the form of the purchase of assets, a corporate merger or some other transaction designed to have the Company own and continue operating the acquired businesses.

Operating Results for the Nine Months Ended September 30, 2003 and 2002

Total revenue for the nine months ended September 30, 2003 was $155,000 compared to $56,800 for the nine months ended September 30, 2002. These amounts were unchanged from the revenues reported at June 30, 2003 and 2002 due to the fact that no revenue was reported for the third quarter of either 2003 or 2002. The revenues for prior quarters of 2003 were generated through consulting fees received from a single customer. 71% of the revenues generated during the prior quarters of 2002 were received from two customers. Revenues from Ecast's old lines of business declined from $800 during the first nine months of 2002 to zero during the same period of 2003.

Operating expenses totaled $224,376 for the nine months ended September 30, 2003 compared to $350,789 for the same period in 2002. This 36% decline in operating expenses reflects the fact that NT Media restructured and lowered its operating costs due to the prevailing business climate during the first nine months of 2003 compared to higher employee costs, office and travel expenses and car leases incurred during the same period in 2002. Of these expenses, consulting fees paid to a related party during 2003 aggregated $82,222. Professional fees increased 82% during the nine months ended September 30, 2003 due to reduced regulatory compliance costs offset by an increased use of consultants in lieu of Company employees. The Company paid $5,250 in office rent during the first nine months of 2003 and $8,966 of such expenses recognized during the similar period of 2002. The Company incurred $42,969 in other expenses including interest expense and loan fees during the first nine months of 2003 which reflects the Company's need to secure debt financing to fund ongoing operations. These expenses were offset by $3,847 of interest income. The Company had an operating loss of $69,376 for the nine months ended September 30, 2003 while reporting an operating loss of $293,989 for the same period in 2002. The reduction in operating loss resulted from an almost threefold increase in revenues during the nine month period of 2003 along with a significant drop in costs and expenses.

The Company's net loss for the nine months ended September 30, 2003 was $112,345 compared to a net loss of $324,004 for the comparable period in 2002. The decreased loss during 2003 represents the sharp increase in operating revenues during the first nine months of 2003 and substantially reduced operating expenses relating to the Company's development of its business as well as regulatory compliance costs. The larger net loss during the first nine months of 2002 reflects the initial start-up cost incurred during that period.

Liquidity and Sources of Capital

Except for the second quarter of 2003, the Company has incurred significant operating losses during the last three fiscal years and, as of September 30, 2003, the Company had an accumulated deficit of $2,314,718. At September 30, 2003 the Company had cash or cash equivalents of $9,618 and a net working capital deficit of $434,429.


During the quarter ended September 30, 2003, the Company borrowed $30,000 from an unrelated party. In September, the Company borrowed $20,000 from an affiliated entity.

During the third quarter of 2003, the Company issued 100,000 shares of common stock to its President as compensation. The stock was valued at $25,000.

During the last three years, both the Company and its wholly-owned subsidiary, Ecast, have been dependent on borrowed or invested funds in order to finance their ongoing operations. As of September 30, 2003, Ecast had $620,000 in outstanding debt represented by 6% convertible notes while NT Media had $297,800 in outstanding debts represented by 6% convertible notes. Such notes had been issued to two of the Company's major stockholders. The Company anticipates that these major stockholders will continue to provide working capital to the Company on an as-needed basis.

At December 31, 2002, the Company's independent auditors' report, dated April 10, 2003, includes an explanatory paragraph relating to substantial doubt as to the Company's ability to continue as a going concern due to its accumulated net deficit and liquidity problems as of December 31, 2002.

Due to the Company's limited cash flow, operating losses and limited assets, it is unlikely that the Company could obtain financing through commercial or banking sources. Consequently, the Company is dependent on continuous cash infusions from its major stockholders or other related parties in order to fund its ongoing operations. If these majority stockholders were unwilling or unable to provide necessary working capital to the Company, the Company would probably not be able to sustain its operations. There is no written agreement or contractual obligation which would require the Company's majority stockholders to fund Company operations up to a certain amount or indeed continue to finance the Company's operations at all. The notes are voluntarily convertible when the Company's or Ecast's securities (as the case may be) are trading publicly and the underlying stock of the convertible notes has been registered with the SEC and declared effective. It is mandatory that they must be converted on the fifth year of their anniversary date. Thus, the current convertible notes would be mandatorily converted during 2005, 2006 and 2007 unless they become eligible for conversion prior to that time.

As of September 30, 2003, NT Media's principal commitments include an obligation under a month-to-month lease of $750 per month for the Company's corporate offices and the repayment of promissory notes in the aggregate principal amount of $1,012,700.

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

Factors Affecting Future Operating Results

The Company has incurred losses since inception and has not generated sufficient revenues to cover its expenses during 2002 and the first nine months of 2003. As a result of the losses and negative cash flows from operations, the Company's ability to continue operations will depend on its ability to generate increased revenues and the availability of outside financing for working capital. If the Company is unable to generate sufficient revenues in the near future to cover its expenses or obtain outside capital to cover operating expenses, it may be unable to expand or maintain business operations.

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

At September 30, 2003, the Company had loans of approximately $1,012,700 owed primarily to two stockholders of the Company. $94,800 of this amount is represented by short term loans bearing interest at 6% or 12% per annum. The principal and interest represented by these loans are payable upon demand by the creditors. While the Company does not anticipate that any of the holders of these short term loans will make a demand for repayment in the foreseeable future, if a demand for repayment were to be made, the Company would likely not be able to repay any substantial amount from its current cash flow. If the Company were unable to obtain sufficient cash to satisfy any repayment demand or was unable to negotiate alternative terms with such loan holder, the Company would be in default on such loan. Any such default would give rise to legal remedies against NT Media or its subsidiary. $917,800 of the Company's loans are represented by convertible notes. These notes bear interest at 6% per annum which has accrued to $144,714 as of September 30, 2003. These notes can be converted into shares of the Company's common stock at a conversion price equal to the average bid price per share prevailing at the time of conversion. The notes cannot be converted unless and until: (i) the Company's shares are trading publicly and (ii) the shares underlying the notes have been registered for resale under the Securities Act of 1933. These notes have a term of five years at which time the notes will automatically convert into shares of common stock. When and if these creditors were to convert all or substantially all of these notes into the Company's common stock, such a conversion would have a significant dilutive affect.

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

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers ' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company 's results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS

No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions do not currently have an impact on the Company's consolidated financial position and results of operations as the Company has no stock-based employee compensation. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company will adopt the disclosure requirements of SFAS No. 148 if stock-based compensation is awarded to employees.

In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" . This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003. There is no effect, with the adoption of this standard, on the Company's results of operations and financial position.

FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company's principal executive and financial officers have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2003. They have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 with respect to the Company is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

The Company has made no significant changes in its internal controls over financial reporting during the most recent fiscal quarter covered by this Report that materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

Sales of Unregistered Securities During the Quarter

During the quarter ended September 30, 2003, the Company issued 100,000 shares of common stock to its President as compensation valued at $25,000.

On August 27, 2003, the Company issued a short-term note to an unrelated party in the principal amount of $30,000. The note bears interest at 12% per annum.

On September 11, 2003, the Company issued a short-term note to a related entity, Universal Detection Technology, in the principal amount of $20,000. The note bears interest at 6% per annum.

All of the above issuances of promissory notes were made without any public solicitation to a limited number of investors or related individuals or entities and were acquired for investment purposes only. Each of the individuals or entities had access to information about the Company and were deemed capable of protecting their own interests. The notes were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933 (the "1933 Act"). These are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and the notes evidencing the loans bear a legend stating the restrictions on resale and transfer.

ITEM 5.  OTHER INFORMATION

Chris Briggs became President, Chief Executive Officer, Chief Financial Officer and Chairman of NT Media on July 1, 2003.

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

Dated:  November 13, 2003                   NT MEDIA CORP. OF
                                                     CALIFORNIA, INC.



                                            /s/ Chris Briggs
                                            ------------------------------------
                                            Chris Briggs, President and Chief
                                            Financial Officer
                                            (Principal Accounting Officer)