Form 10KSB
period 2003-12-31
NT MEDIA CORP OF CALIFORNIA INC
filed 2004-04-14
CIK 318622

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                          ----------------------------

For the Fiscal Year Ended                          Commission File Number
   December 31, 2003                                        0-31012

                    NT MEDIA CORPORATION OF CALIFORNIA, INC.

         Delaware                                          94-3357128
 ----------------------                          ------------------------------
(State of Incorporation)                        (I.R.S. Employer Identification)

                          Principal Executive Offices:
                          8899 Beverly Blvd., Suite 624
                              Los Angeles, CA 90048
                            Telephone: (323) 445-4833

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

The issuer's revenues for its most recent fiscal year were $155,000

As of March 30, 2004, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was approximately $1,105,152 based upon the average price of $0.08/share.

As of March 30, 2004, the Registrant had outstanding 37,104,416 shares of common stock ($.001 par value).

Transitional Small Business Disclosure Format:    Yes [   ]   No [X]

                       Documents Incorporated by Reference

Certain exhibits required by Item 13 have been incorporated by reference from the Company's previously filed Form 8-K's, Form 10-QSB and Form 10-KSB.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                                                         Page of
                                                                         Report
                                                                         ------
PART I.......................................................................1

   ITEM 1.  DESCRIPTION OF BUSINESS..........................................1

   ITEM 2.  DESCRIPTION OF PROPERTY..........................................8

   ITEM 3.  LEGAL PROCEEDINGS................................................8

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............8

PART II......................................................................9


   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
            AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.........9

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION......10

   ITEM 7.  FINANCIAL STATEMENTS............................................14

   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.............................14

   ITEM 8A. CONTROLS AND PROCEDURES.........................................15

PART III....................................................................16

   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT......16

   ITEM 10. EXECUTIVE COMPENSATION..........................................18

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT..................................................20

   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................22

   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................23

   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................24

SIGNATURES..................................................................26

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

NT Media Corporation of California, Inc. (formerly known as "MVD, Inc." and referred to hereafter as "NT Media" or the "Company") is a development stage company involved in the digital entertainment products and services industry. As a result of the Company's exchange transaction with Ecast Media Corporation, Inc., ("Ecast") on April 17, 2001, Ecast became a subsidiary of NT Media and NT Media's business activities changed and became those of Ecast.

Company's Current Business

The Company's initial business included the production, aggregation and distribution of on-and-offline content, the management of on-and-offline talent and literary clients and providing strategic consulting services. These activities generated or were to generate revenue through producer fees, agent fees, and consulting fees and commissions with respect to business development and strategy consulting.

Subsequent to the exchange transaction in consideration of Ecast's ongoing losses and continued inability to generate significant revenue, combined with certain changes in the on- and offline entertainment markets, the Company determined that it was in the best interests of the Company and its stockholders to shift the Company's growth strategy away from Ecast's former operations and towards the identification, evaluation and potential acquisition of companies with existing operations. To this end, NT Media began terminating and/or suspending certain money losing operations of Ecast, while simultaneously developing its own acquisition-driven growth strategy and began to search for opportunities to acquire companies with ongoing operations and high growth potential. Additionally, the Company began looking for a potential acquirer to purchase Ecast's operations and/or assets.

During FY 2003 and 2002, NT Media engaged in certain entertainment production and international business development activities independent of those previously conducted by Ecast. NT Media's operations in these areas remain ongoing.

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

In April 2002, the Company licensed the short film SHALOM in which it owns a 50%
                                                   ------
interest. The Company received $800 for this license which was granted to Gary Rosenthal Productions in conjunction with a television program being produced by Gary Rosenthal Productions.

The Company is collaborating with a writer and production manager to develop a television game show entitled "I saw it at the Movies." The Company plans to co-develop this show with another game show producer or directly with a cable network. The Company is also working with two movie producers to develop an animated television and/or film project entitled "The Boro Boys." This is an animated comedy project which is intended to be offered to various television and/or cable networks for development.

In January 2002, the Company entered into a Consulting Agreement with David Chissick. The agreement provides for Mr. Chissick to establish an infrastructure for collaborating on certain business development opportunities in the entertainment, media and game show development sectors. The Company and Mr. Chissick will then split any revenues from such business transactions. During 2002, Mr. Chissick and the Company collaborated on five projects involving marketing strategy and business development initiatives for Israeli entertainment, media and technology companies. During 2003, Mr. Chissick and the Company did not collaborate on any projects.

In October 2002, NT Media agreed to provide consulting services to Turbodyne Technologies, Inc. which is located in Carpentaria, California. These services include media consultancy, lead generation, overall marketing and business development. This consulting agreement terminated by its terms in September 2003.

In April 2002, NT Media opened an office in Montreal, Canada to allow the Company to take advantage of growing opportunities in that region with respect to acquisition opportunities, pursuing film and television production projects and providing business development services to client companies. The office was maintained by Chris Briggs, a resident of Montreal, at no initial cost to the

Company. This office was closed in June 2003.

In August of 2003, the Company entered into a Production Draw/Consulting Agreement with Graham Taylor of Sabotage Productions. The Company has agreed to pay Mr. Taylor a sum of $3,500 per month in lieu of his full producer's fee of $50,000 (estimated) on the feature film "Forgetting the Girl" staring Ms. Julian Moore. The Company paid monthly fees aggregating $24,000 during 2003 which is reflected as "film costs." The Company will bring Sabotage Productions under its own corporate umbrella and will hold the right to publicize this relationship and future joint venture projects and productions.

In December of 2003, the Company entered into a Production Agreement with RG Productions. The Company paid RG Productions an initial fee of $10,000 for the right to recoup 150% of its investment upon RG Productions completion of any of the entertainment projects it currently has in development. The Company will also have future rights to participate in future projects on terms to be negotiated at that time. The Company will bring RG Productions under its own corporate umbrella and will hold the right to publicize this relationship and future joint venture projects and the productions.

Integration/Growth Strategy

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

NT Media has identified and entered preliminary discussions with a number of acquisition candidates and during FY 2002, submitted proposals to acquire three small companies involved in the media production business. However none of the proposals were consummated. During FY 2003 NT Media did not enter into any acquisition proposals.

Through its acquisition-driven growth strategy, NT Media intends to increase the Company's range of operations and create a foundation for further internal and acquisition-driven growth in an effort to position the Company for profitability and enhanced shareholder value in FY 2004.

NT Media intends to continue its growth strategy of acquisitions by:

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

In order to execute this growth strategy, the Company has engaged Astor Capital, Inc. during 2002 and 2003 to provide strategic advisory services to the Company.

NT Media has also entered into an agency agreement with Market Advantages, Inc. to act as a non-exclusive, "success fee" agent for identifying and introducing to the Company potential lenders and/or investors interested in financing all or segments of the Company's business acquisitions program. Market Advantage earned no success fees during 2003.

If the Company generates significant revenues from acquisitions or secures financial commitments for funding business acquisitions in the next twelve month period, NT Media may expand its acquisition strategy to include additional companies within and/or beyond the aforementioned targeted sectors and sub-sectors discussed above.

Research and Development

In addition to its acquisition strategy, the Company has allocated some resources to researching and identifying opportunities in the direct marketing field. During 2003 the Company ventured into producing a DVD music set for sale through short-form infomercials on various cable channels. This product is expected to be available for sale by the end of June 2004. The Company will retain all rights to this product and depending on the consumer response the Company might decide to produce and distribute other DVD sets similar to this first product.

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

Proprietary Rights

The Company owns the service mark "Neurotrash" registered in the United States Patent and Trademark Office under Certificate of Registration 2,450,157 dated May 8, 2001.

Sales and Marketing

NT Media continues to pursue customers through its network of professional relationships, strategic partnerships, acquisitions, public relations, agency representation, and business development activities, including but not limited to preparation and distribution of sales and marketing materials, establishment of a Company web site, participation in trade shows and conferences, and professional speaking engagements.

Competition

The markets for design, production, advertising, interactive game, entertainment, and consulting services and products are rapidly evolving and intensely competitive. The past year has seen significant softening in the advertising and broadcast markets, with ad budgets either declining or remaining level from prior years. In addition, the market has experienced a decline in demand due to the wave of Internet-based or Internet-related companies shutting down or dramatically reducing operations, changes in network broadcasting, and a depressed US economy. The impact of these trends is expected to continue through the current year.

The companies that NT Media is targeting for acquisition face direct competition from a multitude of firms in their respective fields. The fields are, however, sufficiently fragmented such that the Company believes there are, in each of the fields it is targeting, companies of a size which would make them viable acquisition candidates. During 2003, the Company had not entered into discussions with any potential acquisition candidates.

The Company expects the design, production, advertising, interactive game, entertainment, and consulting markets to remain intensely competitive for the foreseeable future. Since barriers to entry are relatively low, new and/or existing competitors may expand their offerings at a relatively low cost. The market has experienced a significant proliferation of companies providing the services and/or products provided by the types of entities the Company is targeting for acquisition, thus increasing the available number of competing providers dramatically. The Company has witnessed a corresponding pricing decline as the available service providers and product producers in these areas has grown.

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

The Company continues to actively recruit a network of key advisors and establishing a pipeline for entertainment projects and consulting engagements. During 2002 and 2003, the Company entered into several informal alliances and arrangements with various consulting and business partners.

In April 2002 the Company entered into a twelve month strategic alliance with Paramedia, Inc. for the purposes of collaborating on various business development opportunities which were to be identified by Paramedia. This agreement terminated in April 2003 with Paramedia having identified no business opportunities. The Company made no payments to Paramedia.

On October 1, 2002, the Company engaged Astor Capital, Inc. as its investment banker and advisory services consultant. Astor Capital is a California corporation of which Ali Moussavi, the Company's Secretary, is the Manager/Partner and 50% owner. In June, 2003, the consulting agreement with Astor Capital was amended and extended through June, 2004. The amended agreement provides for monthly payments of $25,000 to Astor Capital in addition to payments of 10% of all debt and equity raised.

In January 2003, the Company entered into a consulting agreement with Arthur Bernstein to assist in the Company's entertainment business development and strategy. The consulting agreement expired on December 31, 2003 with the Company having paid $14,550 of consulting fees to Mr. Bernstein.

In September of 2003, the Company entered into a consulting agreement with Robert Blagman to advise the Company in matters pertaining to media purchase and ad placement in different publications and Cable and TV media. The Company utilizes its advisors, partners and professional network of relationships to identify and finance acquisition opportunities.

Risks Associated with NT Media's Business

If the Company is unable to execute acquisitions, it may be unable to achieve significant revenue particularly in light of the Company's curtailment of its Ecast business. Additionally, if the Company is unable to establish and maintain its network of professional relationships, it may be unable to identify acquisition targets and may be unable to attract financing and business to any acquired companies that would operate as subsidiaries of the Company. During 2002, the Company evaluated several potential acquisition candidates but none of these evaluations have resulted in an acquisition proposal. The Company did not evaluate any acquisition candidates during 2003. As a result, the Company may be unable to achieve significant revenue, or in the event it is successful in making acquisitions, revenues of the acquired companies could be reduced. There can be no assurance that the Company will identify sufficient acquisition opportunities, be able to close acquisitions on acceptable commercial terms, or be able to create and/or maintain a demand for the products and/or services of any acquired companies, in the event any acquisitions take place.

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

The Company will need additional funds to finance future acquisitions as well as fund its current operations. It currently has low cash reserves to fund its operations and negative working capital, and its ability to meet its obligations in the ordinary course of business is dependent upon its ability to raise additional financing through public or private equity financings, establish cash flow from operations, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund operations.

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

The audit report of NT Media's independent auditors includes a "going concern" qualification. In the auditor's opinion, the Company's recurring losses and net capital deficiency as of December 31, 2003, raise substantial doubt about its ability to continue as a going concern.

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

In January 2003, both NT Media and Ecast relocated their principal executive offices to 8428 Melrose Place, Suite B, Los Angeles, CA 90069. NT Media subleased the office space for a monthly rent of $750 per month pursuant to a month-to-month lease.

In May 2003, the Company moved its corporate office to 5670 Wilshire Blvd., Suite 1400, Los Angeles, California and in March 2004 moved to its current offices at 8899 Beverly Blvd., Suite 624, Los Angeles, California. The Company subleases its current office space for a monthly rent of $500 per month pursuant to a month-to-month lease. The Company believes these offices are adequate to meet its current needs.

ITEM 3.  LEGAL PROCEEDINGS

With regard to the premises leases terminated by Ecast on August 31, 2001, the lessor is contesting Ecast's exercise of the lease termination provisions and filed a Complaint against Ecast in Los Angeles Superior Court (Case No. BC268569 for lease dated August 29, 1999 and Case No. BC268375 for lease dated May 9,
2000) on February 21, 2002 and February 19, 2002 respectively. The Complaints sought the unpaid tenant improvement costs, and additional remedies the court deemed appropriate. Both cases were dismissed on July 10, 2002 pursuant to a Stipulated Judgment between the parties in which Ecast agreed to pay $100,000 in settlement costs plus accrued interest of $13,178 as of December 31, 2003.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES..

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

         Year Ended December 31, 2003   Low      High

         Fourth Quarter                 $0.10    $0.25
         Third Quarter                  $0.05    $0.50
         Second Quarter                 $0.07    $1.40
         First Quarter                  $0.01    $0.09

         Year Ended December 31, 2002   Low      High

         Fourth Quarter                 $0.02    $0.15
         Third Quarter                  $0.04    $0.46
         Second Quarter                 $0.11    $0.68
         First Quarter                  $0.30    $2.50

As of March 30, 2004, there were approximately 90 holders of record of the Company's Common Stock. This amount does not include shares held in street name.

Dividend Policy

The Company has never paid any cash dividends on its common stock. The Company currently anticipates that it will retain all future earnings for use in its business. Consequently, it does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the Company's fourth quarter ended December 31, 2003, it issued the following equity securities pursuant to exemption from registration under the Securities Act of 1933 (the "1933 Act").

During 2003, the Company sold 6,647,750 shares of its common stock for cash consideration of $383,407 to 49 investors, all of whom reside outside the United States and were not deemed to be "U.S. persons" as that term is defined under Regulation S. The investors represented that they were purchasing such shares for their own account. Both the offer and the sale of the shares were made outside the United States and are deemed to be "offshore transactions" as that term is defined under Regulation S. The share certificates contain a legend indicating that such shares can only be transferred in compliance with the provisions of Regulation S. In light of the foregoing, such sales were deemed exempt from registration pursuant to Regulation S of the 1933 Act. The shares are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and the certificate(s) evidencing the shares bear a legend stating the restrictions on resale.

On July 1, 2003 the Company issued 100,000 shares of common stock to Mr. Briggs as compensation. The shares were valued at $25,000 which represented the market price on the effective date of the issuance. The issuance of the shares was made in reliance upon the exemption from registration set forth in Section 4(2) of the 1933 Act as a transaction not involving a public offering and made to one affiliate of the Company. The shares are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and the certificate evidencing the shares bears a legend stating the restrictions on resale.

Prior issuances of the Company's common stock during fiscal years 2001 and 2002 have been reported in the Company's prior Form 10-QSB's and Form 10-KSB for the year ended December 31, 2002.

Purchases of the Company's Common Stock

During fiscal year 2003, neither the Company nor any affiliate purchaser of the Company repurchased any shares of the Company's outstanding stock which would be deemed a "Rule 10b-18 purchase" as that term is defined in Rule 10b-18 under the Exchange Act.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

For more detailed financial information, please refer to the audited December 31, 2003 Financial Statements included in this Form 10-KSB.


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

Due to NT Media's operations during only a portion of fiscal year 2001, comparisons between the operating results of the Company for the year 2001 and the year 2002 are not as relevant as they otherwise would be if the Company had been engaged in similar lines of business during both fiscal years. In addition, because of the Company's current growth strategy, the results of operations for the last two fiscal years will likely not be indicative of the Company's current and future operations. The current management discussion and analysis should be read in the context of the Company's change of business in April, 2001 as a result of its reorganization with Ecast and the Company's current emphasis on acquiring new lines of business.

Operating Results for the Years Ended December 31, 2003 and 2002

The Company realized revenue of $155,000 for fiscal year 2003 which represents an increase of 18% compared to revenues of $131,800 in fiscal 2002. This increase was due primarily to increase consulting work performed during 2003. Such revenues were generated through license/acquisition fees and consulting fees (with respect to business development and strategy consulting). The revenues from Ecast's lines of business are expected to decline as the Company sells or discontinues certain lines of business previously conducted by Ecast.

Operating expenses increased 44% from $459,021 in fiscal year 2002 to $659,025 in fiscal year 2003. The substantial increase was due primarily to: (i)
increased travel and marketing expenses and (ii) costs associated with maintaining consulting agreements.

The Company's loss from operations increased by 54% from $327,221 in fiscal year 2002 compared to an operating loss of $504,025 in fiscal year 2003. This increase in operating loss reflects a modest increase in revenues offset by a substantial increase in general and administrative expenses incurred during fiscal year 2003.

The Company's total net loss for the year 2003 declined 13% from $354,279 in fiscal 2002 to a total net loss of $307,679 in fiscal year 2003. The smaller net loss in 2003 reflected $5,000 of loan fees which were offset by the recognition of other income of $264,000 realized from the forgiveness of debt during fiscal year 2003.

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

During 2003, the Company raised net proceeds of $334,931 from the sale of 6,647,750 shares of its common stock to foreign investors. The shares represent 18% of the Company's outstanding shares and are deemed to be "restricted securities" pursuant to Rule 144 under the 1933 Act.

Since inception, NT Media issued $297,800 of convertible notes to existing investors. Additionally, NT Media's subsidiary, Ecast, has issued $620,000 of convertible notes to existing investors since inception. No loans are currently past due or in default. The convertible notes are due at various times during 2005-2007. In the event the Company defaulted on these loans, the creditors could commence legal proceedings against NT Media or its subsidiary, which could result in court-ordered judgments and liens against NT Media or its subsidiary.

Liquidity and Sources of Capital

The Company has incurred significant operating losses since inception and, as of December 31, 2003, the Company had an accumulated deficit of $2,510,052. At December 31, 2003 the Company had cash and cash equivalents of $9,396 and a net working capital deficit of $363,411.

Since inception, both the Company and its wholly-owned subsidiary, Ecast, have been dependent on borrowed or invested funds in order to finance their ongoing operations. As of December 31, 2003, Ecast had $620,000 in outstanding debt represented by 6% convertible notes while NT Media had $297,800 in outstanding debts represented by 6% convertible notes. During 2003, NT Media had raised an additional $334,931 from the sale of common stocks.

On March 31, 2003, the Company obtained a short-term note payable from an unrelated party in the amount of $15,000 at an interest rate of 12% per year. During 2003, the Company raised net proceeds of $334,931 from the sale of

6,647,750 shares of its common stock to foreign investors. The shares represent 18% of the Company's outstanding shares and are deemed to be "restricted securities" pursuant to Rule 144 under the 1933 Act.

Principal and interest were due on September 30, 2003 or upon the Company raising additional funds of more than $100,000 whichever occurred first. On August 27, 2003, an additional loan from the same entity was obtained in the amount of $30,000 at an interest rate of 12% due on November 1, 2003 or upon the Company raising additional funds of more than $75,000. The notes were extended by mutual consent to November 1, 2004.

On September 11, 2003, the Company borrowed $20,000 from Universal Detection Technology ("UDT"), a company whose President and Chief Executive Officer is an affiliate of the Company's Secretary/Director. The note was due October 15, 2003. On December 2, 2003, the Company borrowed an additional $10,000 from UDT, due February 24, 2004 and on December 3, 2003, UDT advanced the Company another $20,000 due February 29, 2004. All of these notes bear interest at 6% per annum. The total amount owed UDT at December 31, 2003 was, therefore, $50,000. These notes plus interest were subsequently paid in 2004.

Officers and former officers of the Company have also provided the Company with $18,037 of notes payable. Such notes can be demanded by the creditor at any time. During 2003, such officers and stockholders of the Company forgave all of their notes payable incurred during both 2002 and 2003 (a total of $23,967 of principal and interest ) leaving a balance of zero owed to these individuals at year end.

Due to the Company's continuing losses from its business operations, the independent auditor's report includes a "going concern" explanation relating to the fact that the Company's continuation is dependent upon obtaining additional working capital either through significantly increasing revenues or through outside financing.

Due to the Company's limited cash flow, operating losses and limited assets, it is unlikely that the Company could obtain financing through commercial or banking sources. Consequently, the Company is dependent on continuous cash infusions from its major stockholders in order to fund its current operations. If these majority stockholders were unwilling or unable to provide necessary working capital to the Company, the Company would probably not be able to sustain its operations. There is no written agreement or contractual obligation which would require the Company's majority stockholders to fund Company operations up to a certain amount or indeed continue to finance the Company's operations at all. Notes in the principal amount of $917,800 are voluntarily convertible when the Company's or Ecast's securities (as the case may be) are trading publicly and the underlying stock of the convertible notes has been registered with the SEC and declared effective. It is mandatory that they must be converted on the fifth year of their anniversary date. Thus, the current convertible notes would be mandatorily converted during 2005, 2006 and 2007 in the amounts of $410,000 $399,100 and $108,700 respectively, unless they become eligible for conversion prior to that time.

As of December 31, 2003, NT Media's principal commitments include an obligation under a month-to-month lease of $500 per month for the Company's current corporate offices.

Management of the Company believes that it will need to raise additional capital to continue to develop, promote and conduct its operations. Such additional capital may be raised through public or private financing as well as borrowing from other sources. To date, two of the Company's largest existing investors have paid substantially all of the Company's expenses since inception. Although the Company believes that these investors will continue to fund the Company's expenses based upon their significant equity interest in NT Media, there is no assurance that such investors will continue to pay the Company's expenses. If adequate funds are not otherwise available, management believes that its officers and directors will contribute capital amounts necessary to fund the Company's ongoing expenses.

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


ITEM 7.  FINANCIAL STATEMENTS
                                                                       Page
                                                                       ----

Reports of Independent Auditors......................................F-2 - F-3

Consolidated Balance Sheet...........................................F-4 - F-5

Consolidated Statements of Operations......................................F-6

Consolidated Statement of Changes in Stockholders' Equity (Deficit)..F-7 - F-8

Consolidated Statements of Cash Flows...............................F-9 - F-10

Notes to Consolidated Financial Statements.........................F-11 - F-22


ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on Form 8-K filed with the SEC on July 2, 2003, on June 30, 2003, the Company dismissed Caldwell, Becker, Dervin Petrick & Co. LLP ("Caldwell Becker") as its independent accountants. The Company's Board of Directors participated in and approved the decision to change independent accountants. This change was due to Caldwell Becker's determination to discontinue auditing services for companies subject to the reporting obligations of the Securities Exchange Act of 1934. ("Exchange Act")

The reports of Caldwell Becker on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. The Independent Auditor's Report signed by Caldwell Becker for the fiscal years ended December 31, 2002 and 2001 included an explanation of a "going concern" uncertainty.

In connection with its audits for fiscal years 2002 and 2001 and its review for the quarter ended March 31, 2003 (report was dated May 13, 2003), there have been no disagreements with Caldwell Becker on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Caldwell Becker would have caused them to make reference thereto in their report on the financial statements for such years.

The Company engaged AJ Robbins, PC ("AJ Robbins") as its new independent accountants as of June 27, 2003. During the two most recent fiscal years and through June 27, 2003, the Company has not consulted with AJ Robbins regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company or oral advice was provided that the Company concluded was an important factor considered by it in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instructions to Item 304 of Regulation S-B, or a reportable event, as that term is defined in Item 304(a)(1)(iv)(B) of Regulation S-B.

ITEM 8A.        CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act were timely recorded, processed and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There have been no significant changes in the Company's internal controls over financing reporting or in other factors which occurred during the last quarter covered by this report, which could materially affect or are reasonably likely to materially affect the Company's internal controls over financing reporting.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information about the directors and executive officers of the Company:

  Name               Age  Office                                  Director Since
  ----               ---  ------                                  --------------
  Chris Mehringer(1) 32   Chairman of the Board, Chief Executive  April 17, 2001
                          Officer, Chief Financial Officer, and
                          President(1)
  Chris Briggs(1)    33   Chairman of the Board, Chief Executive  July 1, 2003
                          Officer, Chief Financial Officer, and
                          President(1)
  Ali Moussavi       33   Director and Secretary (                April 17, 2001
  --------------------------

(1) Mr. Mehringer resigned his positions with the Company effective June 30, 2003 at which time Mr. Briggs was appointed to fill such positions.


Chris Mehringer. Mr. Mehringer was the Company's CEO, CFO, and a Director since April 17, 2001 and assumed the additional position of President on September 28, 2001. Mr. Mehringer served as Secretary from April 17, 2001 until September 28, 2001. He resigned from his positions with the Company on June 30, 2003. Until his resignation, Mr. Mehringer managed all aspects of the Company's operations and finances, including negotiating agreements with clients and partners, as well as marketing and sales of the Company's business development and consulting services and entertainment projects. Prior to serving with NT Media, Mr.
Mehringer was an Executive Vice President at Astor Capital, a specialty investment banking boutique and asset management firm. Astor Capital serves corporate clients, in particular emerging and high growth companies, as well as asset management clients, including institutions, mutual funds, banks, and select high net worth individuals and family trusts. Mr. Mehringer holds a BA from Wesleyan University and a Master of Public Policy from Harvard University. Mr. Mehringer is not a director of any other reporting company.

Chris Briggs. Mr. Briggs was appointed as the Company's CEO, CFO and a Director on June 30, 2003. Mr. Briggs manages all aspects of the Company's operations and finances. From April 2002 to June 2003 Mr. Briggs managed the Company's office in Montreal, Canada. Prior to joining the Company, Mr. Briggs was employed for over four years as a development executive with Next Entertainment, a TV production company.

Ali Moussavi. Mr. Moussavi has been a Director of the Company since April 17, 2001 and Secretary since May 10, 2002. Mr. Moussavi is a Managing Partner at
Astor Capital, a specialty investment banking boutique and asset management firm. Astor Capital serves corporate clients, in particular emerging and high growth companies, as well as asset management clients, including institutions, mutual funds, banks, and select high net worth individuals and family trusts. The firm has offices in Beverly Hills, CA and Frankfurt, Germany and is divided into three business units: Astor Capital (Member NASD/SIPC), Astor Capital Asset

Management, and Astor Capital Europe. As a Managing Partner, Mr. Moussavi is active in overseeing all aspects of the firm's business. Mr. Moussavi holds a BA from New York University. Mr. Moussavi is not a director of any other reporting company.

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

Board Meetings and Committees

The Board of Directors of the Company held no meetings and acted by unanimous consent on ten occasions during the year ended December 31, 2003. As of May 10, 2002, the Board was reduced in size from three directors to two directors. The Board does not currently have an Audit, Executive or Compensation Committee.

Due to the small size of the Company's current Board of Directors and the limited operations currently conducted by the Company, the Board does not believe having separate Audit, Executive and Compensation Committees are necessary.

Family Relationships

There are no family relationships between any director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of the Company's common stock to file reports of ownership on Form 3 and changes in ownership on Form 4 with the Securities and Exchange Commission (the "SEC"). Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that no other filings were required for such persons, the Company believes that, during the year ended December 31, 2003, its executive officers and directors and 10% stockholders complied with all applicable Section 16(a) filing requirements, except as follows:

         (i) A report on Form 3 indicating Mr. Brigg's appointment as CEO of the Company was inadvertently filed late by Mr. Briggs.

         (ii) One report on Form 4 indicating the acquisition of 100,000 shares of the Company's common stock was inadvertently filed late by Mr. Briggs.

The Company has adopted a code of ethics that applies to its principal executive, financial and accounting officers. A copy of the code of ethics is being filed with this Form 10-K. In the event the Company makes any amendment to, or grant any waiver of, a provision of the code of ethics that applies to the principal executive, financial or accounting officer, or any person performing similar functions, that requires disclosure under applicable SEC rules, the Company intends to disclose such amendment or waiver, the nature of and reasons for it, along with the name of the person to whom it was granted and the date, in the applicable 10-QSB on 10-KSB filed by the Company.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation of the Company's Chief Executive Officer during the last two complete fiscal years. No other officers received annual compensation in excess of $100,000 during the last completed fiscal year.

                           SUMMARY COMPENSATION TABLE

                           Annual Compensation          Long Term Compensation
                           ---------------------------- -------------------------------------------
                                                        Awards                 Payout
                                                        ---------------------- --------------------
                  Year     Salary    Bonus Other        Restricted  Securities LTIP    All Other
                                     ($)   Annual       Stock       Underlying Payout  Compensation
                                           Compensation Award(s)    Options    ($)     ($)
                                           ($)          ($)         (#)
                --------- ---------- ----- ------------ ----------- ---------- ------- -------------
Christopher     From         -0-      -0-     -0-       $25,000         -        -0-       -0-
Briggs          7/1/03
(CEO)           to
                12/31/03


Chris Mehringer 1/1/03
(CEO)           to
                6/30/03    49,500(1)  -0-     -0-          -0-          -0-      -0-       -0-
                                                       -
                2002      $99,000(1)  -0-  $7,622(2)       -0-          -0-      -0-       -0-

                2001      $67,500(1)  -0-  $8,408(2)       -0-          -0-      -0-       -0-

-----------------------------
(1) Of this amount, $181,000 was accrued but deferred during 2001, 2002 and 2003. Amount includes payments received from both Ecast and NT Media. In conjunction with Mr. Mehringer's resignation, he forgave all salary accrued during 2003 and in prior years as well as $23,967 of notes payable and $7,507 of accrued expenses.
(2)   Includes lease payments for one automobile.

Employment/Consulting Agreements

Mr. Mehringer entered into an employment agreement with the Company on July 1, 2001 to serve as its Chief Executive Officer and Chief Financial Officer. Mr. Mehringer's salary from July 1, 2001 through December 31, 2001 was $6,250 per month, payable on the last day of each month during which he is employed, plus expenses. Beginning January 1, 2002, Mr. Mehringer's salary was $8,250 per month, plus expenses. Any portion of Mr. Mehringer's salary could have been deferred at his discretion. This compensation package was terminated on June 30, 2003 when Mr. Mehringer resigned his positions with the Company. As Chief Executive Officer and Chief Financial Officer, Mr. Mehringer managed all aspects of the Company's operations and finances.

The Company currently has no employment agreements with any employee.

The Company has entered into a letter of understanding with Chris Briggs, effective June 30, 2003, pursuant to which he serves as the Company's Chief Executive Officer, President and Creative Director. Mr. Briggs received 100,000 shares of the Company's restricted common stock upon execution of the agreement and is eligible for future issuances of the Company's common stock as compensation as may be awarded from time to time by the disinterested Directors on the Board.

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

In conjunction with his resignation as an officer and director of the Company, Mr. Mehringer entered into an Indemnification Agreement in which the Company agrees to indemnify him for any actions taken or not taken while an officer and director of the Company. The indemnification has no limit on the amount that might be paid as indemnification costs.


ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of March 30, 2004 by: (i) each executive officer and director of the Company; (ii) all executive officers and directors of the
Company as a group; and (iii) owners of more than 5% of the Company's Common Stock.
  ------------------------------ ----------------- ------------------ ----------
      Name and Address of                          Number of Shares
      Beneficial Owner                Position     Beneficially Owned   Percent
  ------------------------------ ----------------- ------------------ ----------
  Chris Briggs                   Chairman and CEO      100,000             *%
  8899 Beverly Blvd., Suite 624
  Los Angeles, CA  90048
  ------------------------------ ----------------- ------------------ ----------
  Chris Mehringer                None (1)             3,170,746          8.5%
  2408 Beechwood Drive
  Los Angeles, CA  90068
  ------------------------------ ----------------- ------------------ ----------
  Ali Moussavi                   Director               (2)               (2)
  9300 Wilshire Blvd., #308
  Beverly Hills, CA  90212
  ------------------------------ ----------------- ------------------ ----------
  Astor Capital, Inc.            None                 2,289,983          6.2%
  9300 Wilshire Blvd., #308
  Beverly Hills, CA  90212
  ------------------------------ ----------------- ------------------ ----------
  Britannica Associates Limited  None                11,125,477(3)        30%
  Omar Hodge Blvd., Third Floor
  Road Town, Tortola
  British Virgin Islands
  ------------------------------ ----------------- ------------------ ----------

  Delta Capital Partners, Ltd.   None                3,523,052(4)        9.5%
  60 Market Square, #364
  Belize City, Belize
  ------------------------------ ----------------- ------------------ ----------
  Dana O'Connor                  None(5)              3,170,746          8.5%
  570 N. Rossmore, #206
  Los Angeles, CA  90024
  ------------------------------ ----------------- ------------------ ----------
  All officers and directors as
  a group (2   individuals)                           2,389,983          6.4%
  ------------------------------ ----------------- ------------------ ----------


----------------------
*        Represents less than 1% of outstanding shares


(1) Mr. Mehringer was an officer and director of the Company until his resignation in June 2003.

(2) Astor Capital, Inc. is a California corporation of which Ali Moussavi is the Manager/Partner and 50% owner. Mr. Moussavi should be considered the beneficial owner of and to have control over the 2,289,983 shares owned by Astor Capital, Inc.

(3) Share amount does not include $630,600 of 6% convertible notes which can be converted into the Company's common stock at the discretion of the holder once the underlying shares of the notes have been registered with the SEC and declared effective. In the event the notes are not converted voluntarily, they are subject to mandatory conversion upon the fifth anniversary of the date of the issuance. Notes are converted at the average bid price of the common stock for the five trading days preceding the conversion date.

(4) Share amount does not include $287,200 of 6% convertible notes which can be converted into the Company's common stock at the discretion of the holder once the underlying shares of the notes have been registered with the SEC and declared effective. In the event the notes are not converted voluntarily, they are subject to mandatory conversion upon the fifth anniversary of the date of the issuance. Notes are converted at the average bid price of the common stock for the five trading days preceding the conversion date.

(5) Mr. O'Connor was an officer and director of the Company until his resignation in May 2002.

Equity Compensation Plan Information
---------------------- --------------- ------------------ ---------------------
Plan category          Number of       Weighted-average   Number of securities
                       securities      exercise price     remaining available
                       to be issued    of outstanding     for future issuance
                       upon exercise   options, warrants  under equity
                       of outstanding  and rights         compensation plans
                       options,                           (excluding securities
                       warrants and                       reflected in column
                       rights                             (a))
                       (a)             (b)                (c)
---------------------- --------------- ------------------ ---------------------
---------------------- --------------- ------------------ ---------------------
Equity compensation          -0-              -0-                   -0-
plans approved by
security holders
---------------------- --------------- ------------------ ---------------------
---------------------- --------------- ------------------ ---------------------
Equity compensation        10,000            $0.15                  -0-
plans not approved by
security holders
---------------------- --------------- ------------------ ---------------------
---------------------- --------------- ------------------ ---------------------
Total as of 12/31/03       10,000            $0.15                  -0-
---------------------- --------------- ------------------ ---------------------


ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is dependent to a significant extent on advances made to the Company for working capital purposes from its two largest stockholders: Britannica Associates Limited and Delta Capital Partners, Ltd. As of December 31, 2003 and 2002, such advances totaled $630,000 and $287,200 respectively including advances to NT Media's subsidiary Ecast. Such advances bear interest at 6% per annum and are convertible into the Company's common stock at any time until the fifth anniversary of each advance at which time any unpaid principal and interest must be converted into common stock. Management believes the terms of these convertible notes are more favorable to the Company than those that could be obtained from unrelated third parties.

Officers and individual affiliates of the Company have also provided the Company with $65,600 represented by 6% non-collateral bridge notes. Such notes can be demanded by the creditor at any time. Mr. Mehringer, the Company's former President forgave $212,474 in accrued salary, expense reimbursements and notes owed to him as of June 30, 2003.

Amir Ettehadieh, the Executive Assistant to the CEO, forgave $32,750 of accrued salary from 2001 and 2002. As a result of forgiveness of salary by Mr. Mehringer and Mr. Ettehadieh, the Company was also relieved of $18,900 of payroll tax liabilities.

On June 19, 2003, the Company loaned $50,000 to a related party at an interest rate of 10% per year. The note was due the sooner of July 10, 2003 or upon the related party raising additional funds of more than $100,000. As of December 31, 2003, the note and accrued interest had been repaid to the Company.

In May 2003, the Company advanced $27,000 to an officer / member of the Board of

Directors. The advance bears interest at 5% per year and was due on demand. In July 2003, the Company advanced an additional $2,000 on this note. As of December 31, 2003, the note had been repaid to the Company.

Astor Capital, Inc., a 6.2% beneficial owner of the Company, and Astor Capital's Managing Partner and 50% owner of Astor Capital, Ali Moussavi, a Director of the Company, serves as the Company's investment banking firm and is entitled to normal and customary compensation in connection with arranging certain transactions, including but not limited to certain financings, mergers and acquisitions, and strategic partnerships. The Company paid $109,222 of fees to Astor Capital during fiscal year 2003 including $48,476 of offering costs related to the sale of 6,647,750 shares of common stock. The Company paid $68,600 of consulting fees to Astor Capital in fiscal year 2002. In June 2003, the consulting agreement with Astor Capital was amended and extended through June 2004. The revised agreement calls for monthly payments of $25,000 to Astor Capital in addition to payments of 10% of all debt and equity raised.

During 2003, the Company obtained short-term notes payable from an unrelated party in the aggregate amount of $45,000 at an interest rate of 12% per year. The Company paid $3,000 of loan fees to a related party entity in which a director has an equity interest.

During 2003, the Company borrowed $50,000 from Universal Detection Technology ("UDT"), a company whose President and Chief Executive Officer is an affiliate of the Company's Secretary/Director. The notes bear interest at 6% per annum and were due between October 15, 2003 and February 29, 2004. Total accrued interest at December 31, 2003 was $445. The due date has been extended by mutual consent. The Company paid Astor Capital a total of $2,000 in loan fees related to these notes. Astor Capital, Inc. is a California corporation of which Ali Moussavi, the Company's Secretary/Director, is the Manager/Partner and 50% owner.

As of December 31, 2002, the Company had a note payable to the President of Astor Capital in the amount of $37,400. The note bears interest at the rate of 6% per annum and is due on demand. At December 31, 2003, the principal balance remaining was $563 and accrued interest payable was $2,602.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)      Exhibits

  Exhibit 2(1)    Stock Exchange Agreement dated April 17, 2001.
  Exhibit 3.1(2)  Certificate of Incorporation dated March 14, 2000.
  Exhibit 3.2(2)  Bylaws dated March 14, 2000.
  Exhibit 3.3(1)  Amendment to Certificate of Incorporation dated April 24,2001.
  Exhibit 10.1(4) Executive Employment Agreement with Chris Mehringer.
  Exhibit 10.2(4) Office Lease.
  Exhibit 14      Code of Ethics
  Exhibit 16(3) Letter on change in certifying accountant (filed as an exhibit to the Company's report on Form 8-K dated April 17,
                  2001).
  Exhibit 31.1 Certification by CEO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002.
  Exhibit 31.2 Certification by CFO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002.
  Exhibit 32.1 Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------------------
Incorporated by reference to exhibits previously filed on Form 8-K filed on May 1, 2001. Incorporated by reference to exhibits previously filed on Form SB-2 on June 1, 2000. Incorporated by reference to exhibits previously filed on Amended Form 8-K/A on May 31, 2001. Incorporated by reference to exhibits previously filed on Form 10-KSB filed on April 9, 2002.

  (b)      Reports on Form 8-K filed during the quarter ended December 31, 2001:

           None.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the Company's fiscal years ended December 31, 2002 and December 31, 2003, the Company was billed the following aggregate fees by Caldwell Becker and AJ Robbins. Since AJ Robbins was retained as the Company's auditors on July 1, 2003, all of the fees described below for fiscal year 2002 and the first half of fiscal year 2003 are for services provided by Caldwell Becker while services from July 1, 2003 through December 31, 2003 were performed by AJ Robbins.

Audit Fees. The aggregate  fees billed by Caldwell  Becker and AJ Robbins to the
----------
Company for professional services rendered for the audit of the Company's financial statements for the fiscal year, for reviews of the financial statements included in the Company's Forms 10-QSB for the fiscal year, and for services provided by Caldwell Becker and AJ Robbins in connection with statutory or regulatory filings for the fiscal year, were $29,374 for the fiscal year ended 2002 and $27,258 for the fiscal year ended 2003.

Audit Related Fees. The aggregate fees billed by Caldwell  Becker and AJ Robbins
------------------
to the Company for assurance and related services reasonably related to the performance of the audit of the annual financial statements and the review of the Company's financial statements were $2,234 for the fiscal year ended 2002 and $2,154 for the fiscal year ended 2003. These fees were for consultation related to the application of new accounting standards, and certain other audit-related services.

Tax Fees.  The  aggregate  fees billed by Caldwell  Becker and AJ Robbins to the
--------
Company for professional services rendered for tax compliance, tax advice and tax planning were $286 for the fiscal year ended 2002 and $ -0- for the fiscal year ended 2003. The 2002 fees related to tax compliance and preparation.

All Other Fees. No fees were billed by either  Caldwell  Becker or AJ Robbins to
--------------
the Company for products and services rendered for fiscal years 2002 and 2003, other than the Audit Fees, Audit-Related Fees, and Tax Fees described in the preceding three paragraphs.

All of the services performed by Caldwell Becker and AJ Robbins during 2003 were pre-approved by the Company's Board of Directors, which concluded that the provision of the non-audit services described above is compatible with maintaining the accountant's independence.

Pre-Approved Policies and Procedures

Prior to retaining AJ Robbins to provide services in any fiscal year, the Board of Directors first reviews and approves AJ Robbins fee proposal and engagement letter. In the fee proposal, each category of services (Audit, Audit Related, Tax and All Other) is broken down into subcategories that describe the nature of the services to be rendered, and the fees for such services. NT Media's pre-approval policy provides that the Board of Directors must specifically pre-approve any engagement of AJ Robbins for services outside the scope of the fee proposal and engagement letter.

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002



INDEX TO FINANCIAL STATEMENTS


Reports of Independent Auditors........................................F-2 - F-3

Consolidated Balance Sheet.............................................F-4 - F-5

Consolidated Statements of Operations........................................F-6

Consolidated Statement of Changes in Stockholders' Equity (Deficit)....F-7 - F-8

Consolidated Statements of Cash Flows.................................F-9 - F-10

Notes to Consolidated Financial Statements...........................F-11 - F-22

                         INDEPENDENT ACCOUNTANT'S REPORT

                                AJ. ROBBINS, P.C.
                              216 SIXTEENTH STREET
                                    SUITE 600
                             DENVER, COLORADO 80202

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors
NT Media Corp. of California, Inc.
Los Angeles, California 90069


We have audited the accompanying consolidated balance sheet of NT Media Corp. of California, Inc. and Subsidiary as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NT Media Corp. of California, Inc. and Subsidiary as of December, 31 2003, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               AJ. ROBBINS, P.C.
                                               CERTIFIED PUBLIC ACCOUNTANTS



Denver, Colorado

February 6, 2004

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


    /s/ CALDWELL, BECKER, DERVIN, PETRICK & CO., L. L. P.
    -----------------------------------------------------

    CALDWELL, BECKER, DERVIN, PETRICK & CO., L. L. P.
    Woodland Hills, California 91364

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003



                             ASSETS

CURRENT ASSETS:
   Cash                                                       $          9,396
   Film costs                                                           24,000
   Interest receivable, related party                                   12,483
                                                              ----------------

         Total current assets                                           45,879
                                                              ----------------

EQUIPMENT, net of accumulated
   depreciation of $8,618                                                3,166

DOMAIN NAME, net of accumulated amortization
   of $4,250                                                               750

OTHER ASSETS                                                               200
                                                              ----------------

         TOTAL ASSETS                                         $         49,995
                                                              ================


                                                                     CONTINUED
























                                      F-4
          See accompanying notes to consolidated financial statements.

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003
                                   (CONTINUED)



                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                            $         93,994
  Accrued liabilities                                                   15,773
  Accrued liabilities payable to related parties                       103,960
  Notes payable                                                         45,000
  Notes payable to related parties                                      50,563
  Accrued litigation settlement                                        100,000
                                                              ----------------
          Total current liabilities                                    409,290


CONVERTIBLE NOTES PAYABLE, RELATED PARTY                               917,800

ACCRUED INTEREST, RELATED PARTY, long term                             158,526
                                                              ----------------
      Total liabilities                                              1,485,616
                                                              ----------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):

 Preferred stock, $.001 par value, 5,000,000 shares
    authorized, -0- issued and outstanding                                 ---
 Common stock: $.001 par value, 100,000,000 shares
    authorized, 36,747,750 shares issued and outstanding                36,748
 Additional paid-in-capital                                          1,107,165
 Common stock subscription receivable, 719,996 shares                  (69,482)
 (Deficit) accumulated during the development stage                 (2,510,052)
                                                              ----------------
      Total stockholders' equity (deficit)                          (1,435,621)
                                                              ----------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $         49,995
                                                              ================













                                      F-5
          See accompanying notes to consolidated financial statements.

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 INCEPTION
                                                               (JUNE 4, 1999)
                                                                    TO
                                    YEAR ENDED DECEMBER 31,     DECEMBER 31,
                                      2003           2002          2003
                                 -------------- -------------- --------------
REVENUE                          $     155,000  $     131,800  $     323,589
                                 -------------  -------------  -------------
COSTS and EXPENSES:

General and administrative             655,668        392,366      2,721,900
Depreciation and amortization            3,357          3,356        127,602
Loss on litigation settlement              ---         63,299        100,000
                                 -------------  -------------  -------------
   Total costs and expenses            659,025        459,021      2,949,502
                                 -------------  -------------  -------------
        OPERATING (LOSS)              (504,025)      (327,221)    (2,625,913)

OTHER INCOME (EXPENSE):
 Interest income, related party          5,252          4,356         12,734
 Interest expense                       (9,252)           ---         (9,252)
 Interest expense, related party       (57,178)       (66,981)      (176,712)
 Loan fees                              (5,000)           ---         (5,000)
 Debt forgiven                         264,124         26,471        290,595
 Legal fees forgiven                       ---         12,296         12,296
                                 -------------  -------------  -------------
     Net Other Income (Expense)        197,946        (23,858)       124,661
                                 -------------  -------------  -------------
(LOSS) BEFORE INCOME TAXES            (306,079)      (351,079)    (2,501,252)

PROVISION FOR INCOME TAXES               1,600          3,200          8,800
                                 -------------  -------------  -------------
  NET (LOSS)                     $    (307,679) $    (354,279) $  (2,510,052)
                                 =============  =============  =============
(Loss) per common share -
  basic and diluted              $       (0.01) $       (0.01)
                                 =============  =============
Weighted average number of
common shares outstanding           33,450,944     30,000,000
                                 =============  =============












                                      F-6
          See accompanying notes to consolidated financial statements.

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT))

                                   Common stock                              (Deficit)
                                   ------------                             Accumulated
                                                    Additional Common Stock During The
                                Number of            Paid-In   Subscription Development
                                 Shares    Amount    Capital    Receivable     Stage        Total
                                ---------- -------- ---------- ------------ ------------ ------------
Balance at June 4, 1999                --- $   ---  $     ---  $      ---   $       ---  $      ---
Stock sales June 4, 1999
 at $.003 per share              6,341,492   6,341     13,659         ---           ---       20,000
Stock sales August 25,
 1999 at $.011 per share         2,289,983   2,290     22,710         ---           ---       25,000
Stock sales October 12,
 1999 at $.022 per share         8,987,424   8,988    191,012     (10,000)          ---      190,000
Net (loss) for the period
 from June 4, 1999 to
 December 31, 1999                     ---     ---        ---         ---      (65,583)      (65,583)
                                ---------- -------  ---------  ----------   -----------  -----------
Balance at
 December 31, 1999              17,618,899  17,619    227,381     (10,000)      (65,583)     169,417
Payment received on stock
 sale February 1, 2000                 ---     ---        ---      10,000           ---       10,000
Stock sales April 19, 2000
 at $.057 per share              4,403,792   4,404    245,596         ---           ---      250,000
Stock sales May 5, 2000 at
 $.159 per share                 1,257,313   1,257    198,743         ---           ---      200,000
Net (loss) for the year
 ended December 31, 2000               ---     ---        ---         ---      (810,463)    (810,463)
                                ---------- -------  ---------  ----------   -----------  -----------
Balance at
 December 31, 2000              23,280,004  23,280    671,720         ---      (876,046)    (181,046)
Stock sales April 4, 2001
 at $.097 per share                719,996     720     68,762     (69,482)          ---          ---
Reorganization with NT
 Media April 17, 2001            6,000,000   6,000     (6,000)        ---           ---          ---
Issuance of stock options
 August 30, 2001                       ---     ---     19,500         ---           ---       19,500
Net (loss) for the year
 ended December 31, 2001               ---     ---        ---         ---      (972,048)    (972,048)
                                ---------- -------  ---------  ----------   -----------  -----------
Balances, December 31, 2001     30,000,000  30,000    753,982     (69,482)   (1,848,094)  (1,133,594)

Net (loss) for the year
 ended December 31, 2003               ---     ---        ---         ---      (354,279)    (354,279)
----------------------------    ---------- -------  ---------  ----------   -----------  -----------


















                                      F-7
          See accompanying notes to consolidated financial statements.

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)) (continued)

                                   Common stock                              (Deficit)
                                   ------------                             Accumulated
                                                    Additional Common Stock During The
                                Number of            Paid-In   Subscription Development
                                 Shares    Amount    Capital    Receivable     Stage        Total
                                ---------- -------- ---------- ------------ ------------ ------------
Balances, December 31, 2002     30,000,000   30,000    753,982    (69,482)   (2,202,373)  (1,487,873)

Stock sales, various dates,
 at $.038 per share                695,000      695     25,889        ---           ---       26,584
Stock sales, various dates,
 at $.053 per share              4,120,000    4,120    212,181        ---           ---      216,301
Stock sales, various dates,
 at $.06 per share                 392,500      393     23,157        ---           ---       23,550
Stock sales, various dates,
 at $.068 per share                350,000      350     23,275        ---           ---       23,625
Stock sales, various dates,
 at $.09 per share                 325,000      325     28,925        ---           ---       29,250
Stock sale, April 30, 2003
 at $.056 per share                 91,500       91      5,056        ---           ---        5,147
Stock sale, May 1, 2003
 at $.071 per share                 80,000       80      5,620        ---           ---        5,700
Stock sale, various dates,
 at $.075 per share                350,000      350     25,900        ---           ---       26,250
Stock sale, May 8, 2003
 at $.083 per share                 30,000       30      2,445        ---           ---        2,475
Stock sale, May 9, 2003
 at $.086 per share                 80,000       80      6,820        ---           ---        6,900
Stock sale, May 7, 2003
 at $.094 per share                 40,000       40      3,710        ---           ---        3,750
Stock sale, May 19, 2003
 at $.105 per share                 50,000       50      5,200        ---           ---        5,250
Stock sale, May 13, 2003
 at $.12 per share                  18,750       19      2,231        ---           ---        2,250
Stock sale, June 30, 2003
 at $.255 per share                 25,000       25      6,350        ---           ---        6,375
Offering costs                         ---      ---    (48,476)       ---           ---      (48,476)
Stock issued for services,
 July 2, 2003, $0.25
 per share                         100,000      100     24,900        ---           ---       25,000
Net (loss) for the year
 ended December 31, 2003               ---      ---        ---        ---      (307,679)    (307,679)
                                ---------- -------- ---------- ----------   -----------  -----------
Balances, December 31, 2003     36,747,750 $ 36,748 $1,107,165 $  (69,482)  $(2,510,052) $(1,435,621)
                                ========== ======== ========== ==========   ===========  ===========


















                                      F-8
          See accompanying notes to consolidated financial statements.

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         INCEPTION
                                                                      (JUNE 9, 1999)
                                                                            to
                                                YEAR ENDED DECEMBER 31, DECEMBER 31,
                                                   2003        2002        2003
                                                ----------- ----------- ------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

Net loss                                        $ (307,679) $ (354,279) $(2,510,052)
Adjustments to reconcile net (loss)
   to net cash used in operations:
 Depreciation and amortization                       3,357       3,356      127,602
 Impairment loss                                       ---         ---      180,328
 Operating expenses paid by reducing note
    receivable                                         ---         ---       10,000
 Stock issued for services                          25,000         ---       25,000
 Stock options issued for services                     ---         ---       19,500
 Legal fees forgiven                                   ---     (12,296)     (12,296)
 Debts forgiven                                   (264,124)    (26,471)    (290,595)
   Changes in operating assets and liabilities
    Interest receivable                             (5,001)     (4,356)     (12,483)
    Other assets                                   (24,000)      1,621      (24,200)
    Deferred income                                (30,000)     30,000          ---
    Litigation settlement                              ---      69,820      100,000
    Accounts payable and accrued expenses           42,183     121,547      338,711
    Accrued expenses, related party                153,445      58,743      264,245
                                                ----------  ----------  -----------
     Net cash (used in) operating activities      (406,819)   (112,315)  (1,784,240)
                                                ----------  ----------  -----------
CASH FLOWS FROM (TO) INVESTING ACTIVITIES:

Notes receivable from officers                     (29,000)        ---      (45,048)
Collection of notes receivable from officers        29,000         ---       35,048
Notes receivable, related parties                  (50,000)        ---      (50,000)
Collection of notes receivable, related parties     50,000         ---       50,000
Investment in property and equipment                   ---         ---      (18,879)
Investment in web site development costs               ---         ---     (292,968)
                                                ----------  ----------  -----------
     Net cash (used in) investing activities           ---         ---     (321,847)
                                                ----------  ----------  -----------


                                                                     (Continued)







                                       F-9
          See accompanying notes to consolidated financial statements.

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                         INCEPTION
                                                                      (JUNE 9, 1999)
                                                                            to
                                                YEAR ENDED DECEMBER 31, DECEMBER 31,
                                                   2003        2002        2003
                                                ----------- ----------- ------------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

Proceeds from issuance of common stock             383,407         ---    1,078,407
Payment of offering costs                          (48,476)        ---      (48,476)
Proceeds from note payable                          45,000         ---       45,000
Proceeds from note payable, related party           69,037      16,460      176,342
Payment of note payable, related party             (37,837)    (10,753)     (53,590)
Proceeds from issuance of convertible notes            ---     108,700      917,800
                                                ----------  ----------  -----------
     Net cash provided by financing activities     411,131     114,407    2,115,483
                                                ----------  ----------  -----------
NET INCREASE IN CASH
     AND CASH EQUIVALENTS                            4,312       2,092        9,396

           CASH AND CASH EQUIVALENTS,
                 BEGINNING OF PERIOD                 5,084       2,992          ---
                                                ----------  ----------  -----------
           CASH AND CASH EQUIVALENTS,
                    END OF PERIOD               $    9,396       5,084  $     9,396
                                                ==========  ==========  ===========
            ADDITIONAL DISCLOSURES:
               Cash paid for interest           $      897  $    1,014  $     1,911
                                                ==========  ==========  ===========
             Cash paid for income taxes         $      ---  $      ---  $     4,000
                                                ==========  ==========  ===========

















                                      F-10
          See accompanying notes to consolidated financial statements.

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUSBISDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 1.  NATURE OF BUSINESS

NT Media Corp. of California, Inc. (formerly known as MVD, Inc.) ("NT Media" or "the Company") was incorporated in the State of Delaware on April 12, 2000. From April 12, 2000 through April 17, 2001, NT Media was doing business in Florida as MVDIGITAL, Inc. Effective April 17, 2001, in connection with a stock exchange agreement, NT Media issued 10,000,000 pre-split shares of its common stock at $.001 par value per share, in exchange for all of the outstanding common stock of eCast Media Corporation, Inc. ("eCast"). As a result of the exchange, eCast shareholders acquired 80% of the issued and outstanding shares of NT Media and eCast became a wholly owned subsidiary of NT Media. This transaction qualified as a tax-free share exchange and was accounted for as a recapitalization of eCast and the acquisition of NT Media at its book value. On April 24, 2001, the Company changed its name from MVD, Inc. to NT Media Corp. of California, Inc.

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

At the time of the share exchange, it was the intention of the Company to make the business of eCast the business of NT Media. However, due to losses and continued inability to generate significant revenue, NT Media determined that it was in the best interests of the Company and its stockholders to shift the Company's growth strategy away from eCast and toward the acquisition of companies with existing operations. To this end, NT Media began terminating and/or suspending certain money losing operations of eCast, while simultaneously developing its own acquisition-driven growth strategy and opportunities to acquire companies with ongoing operations. The Company began looking for a potential acquirer to purchase eCast's operations and/or assets. During this time, NT Media also engaged in certain entertainment production and international business development activities independent of those previously conducted by eCast.

The Company has developed and is now pursuing an acquisition-driven growth strategy. In particular, the Company intends to expand in the entertainment and media sector through acquisitions in the design, production, and interactive game sub-sectors. The Company is currently exploring opportunities among types of companies including but not limited to, feature film and television production, commercial and broadcast design, animation, visual effects, interactive game developers for PC and consoles, marketing/branding firms, commercial production, and interactive television design and production. The Company will also seek alliances with networks, studios, and production companies.

In its existing operations, the Company generates revenue through consulting fees and commissions with respect to business development and strategy consulting. In its targeted acquisition operations, the Company will generate revenue based on the core operation(s) of any acquired companies.

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUSBISDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 2.  GOING CONCERN AND MANAGEMENT'S PLANS

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has suffered recurring losses, and has a net capital deficiency.

The Company is currently devoting its efforts to raising additional capital and investigating potential merger candidates. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Because the Company has not generated any significant revenue, it is considered a development stage company. Consequently, the accompanying consolidated financial statements have been prepared using the accounting formats prescribed for development stage enterprises in accordance with Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company's year end is December 31, 2003.

Basis of Consolidation

The consolidated financial statements include the accounts of NT Media and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit with original maturities of three months or less.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Reclassifications

Certain amounts reported in the Company's financial statements for the year ended December 31, 2002 have been reclassified to conform to the current year presentation.

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUSBISDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Equipment and Depreciation

Equipment is recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any reselling gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for consolidated financial statements purposes. At December 31, 2003, equipment consists of computer equipment with estimated useful lives of five years.

Domain Name

Domain name includes direct costs of obtaining the domain name. The costs are capitalized and amortized over the estimated useful life of five years, using the straight-line method.

Revenue Recognition

Revenues are recognized on an accrued basis. Generally, revenues will be recognized when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured.

Capitalized Film Costs

Film costs, including screenplays, rights to books or stage plays, related adaptation costs, development costs, producers' fees, and production overhead including specifically allocable costs are capitalized. Capitalized film costs are amortized using the individual-film-forecast-computation method, which amortizes such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator).

Concentrations of Credit Risk

For the years ended December 31, 2003 and 2002, revenue received from one and two customers accounted for 100% and 76% of the Company's total revenue, respectively.

The Company maintains all cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

Income Taxes

As a limited liability company from June 4, 1999 (inception), through March 16, 2000, the Company's taxable income or loss was allocated to members in

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUSBISDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company has adopted the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes are recorded to reflect tax consequences on future years for the differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Impairment of Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.

The Company evaluates its long-lived assets by measuring the carrying amounts of assets against the estimated undiscounted future cash flows associated with

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUSBISDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

them. At the time the carrying value of such assets exceeds the fair value of such assets, impairment is recognized. The Company had capitalized $292,968 of website development costs. As of December 31, 2001, the Company determined that it was unlikely to receive any future cash flows from its website and recognized an impairment charge of $179,036, the net remaining value of the asset.

Stock Option Plan

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). This standard requires the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees. The Company did not change its method of accounting with respect to employee stock options; the Company continues to account for these under the "intrinsic value" method, and to furnish the proforma disclosures required by SFAS No. 123. As of December 31, 2003, the Company does not have any qualified or non-qualified stock option plans.

Advertising Costs

Advertising and sales promotion costs are expensed as incurred. Advertising expenses were immaterial, for the years ended December 31, 2003 and 2002, respectively.

Earnings per Common Share

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). This Statement simplifies the standards for computing earnings per share ("EPS") previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share, and makes them more comparable to international EPS standards. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. However, such presentation is not required if the effect is antidilutive. Accordingly, no such presentation has been made.

Conversion from a Limited Liability Company to a "C" Corporation

eCast Media, LLC ("the LLC") converted from a limited liability company to a "C" Corporation on March 17, 2000. To effect the conversion, the LLC formed eCast as a new corporation and transferred all of the assets and liabilities into the newly formed entity. The new corporation simultaneously issued shares of common stock, with a par value of $0.001 per share, in exchange for each existing member's respective percentage of ownership interest in the LLC. The exchange has been recorded at the Company's historical carrying values on the date of conversion.

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUSBISDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Under the provisions of SFAS No. 148, companies that choose to adopt the accounting provisions of SFAS No. 123 will be permitted to select from three transition methods: Prospective method, Modified prospective method and Retroactive restatement method. The transition and annual disclosure provisions of SFAS No. 148 are effective for the fiscal years ending after December 15, 2002. Management does not anticipate the implementation of this Statement to have a material impact on the Company's financial statements.

In April 2003, FASB issued SFAS No. 149, "Accounting for Derivative Instruments and Hedging Activities," which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of this standard is not expected to have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

In December 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002. The Company has historically not issued guarantees and therefore FIN 45 will not have a material effect on its financial statements.

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUSBISDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company's adoption of FIN 46 did not have any impact upon the Company's financial condition or results of operations.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, "Accounting for Revenue Arrangements with Multiple-Deliverables" ("EITF 00-21"). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The Company does not believe the adoption of EITF 00-21 will have a material impact on the Company's financial position or results of operations.

NOTE 4.  EQUIPMENT AND DOMAIN NAME

Equipment consists of the following at December 31, 2003:

         Computer equipment                                     $ 11,784
         Less accumulated depreciation                             8,618
                                                                --------
                                                                $  3,166
                                                                ========

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUSBISDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 4.  EQUIPMENT AND DOMAIN NAME (continued)

Domain name consists of the following at December 31, 2003:

         Domain name                                               5,000
         Less accumulated amortization                             4,250
                                                                --------
                                                                $    750
                                                                ========

Depreciation and amortization expenses for the years ended December 31, 2003 and 2002 were $3,357 and $3,356, respectively.

NOTE 5.  NOTES PAYABLE

On March 31, 2003, the Company obtained a short-term note payable from an unrelated party in the amount of $15,000 at an interest rate of 12% per year. Principal and interest were due on September 30, 2003 or upon the Company raising additional funds of more than $100,000, whichever occurs first. The note was extended by mutual consent.

On August 27, 2003, an additional loan from the same entity was obtained in the amount of $30,000 at an interest rate of 12%, due on November 1, 2003 or upon the Company raising additional funds of more than $75,000. The Company paid $3,000 of loan fees to a related party entity in which a director has an equity interest. Effective interest, which includes loan fees, was 42%.

NOTE 6. NOTES PAYABLE - RELATED PARTY

On September 11, 2003, the Company borrowed $20,000 from Universal Detection Technology ("UDT"), a company whose President and Chief Executive Officer is an affiliate of the Company's Secretary / Director. The note bears interest at 6% per annum and was due October 15, 2003. The note was extended by mutual consent.

On December 2, 2003, the Company borrowed an additional $10,000 from UDT, which bears interest at 6% per annum and was due February 24, 2004.

On December 23, 2003, UDT advanced the Company $20,000 which bears interest at 6% per annum and was due on February 29, 2004. The Company paid Astor Capital $2,000 in loan fees related to this note. Astor Capital, Inc. is a California corporation of which Ali Moussavi, the Company's Secretary / Director, is the Manager/Partner and 50% owner. Effective interest for this note, which includes loan fees, was 40%.

As of December 31, 2002, the Company had a note payable to a Manager/Partner of Astor Capital in the amount of $37,400. The note bears interest at the rate of 6% per annum and is due on demand. At December 31, 2003, the principal balance remaining was $563.

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUSBISDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 7.  CONVERTIBLE NOTES - RELATED PARTY

As of December 31, 2003, the Company had $917,800 of 6% subordinated convertible notes outstanding. The notes are due to two related parties who owned an aggregate of 40.7% of the issued and outstanding stock of the Company as of December 31, 2003. All notes are convertible to common shares, $0.001 par value, at a conversion price that equals the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company's securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes be converted on the fifth year of their anniversary date or are due and payable in the event that the Company's shares of common stock are not publicly traded. The notes must be converted during 2005, 2006 and 2007 in the amounts of $410,000, $399,100 and $108,700, respectively. The proceeds were primarily used for operating activities as well as for investing in Web site development. Interest expense accrued for the years ended December 31, 2003 and 2002 totaled $55,068 and $57,066, respectively. As of December 31, 2003, interest accrued on convertible notes totaled $158,526.

NOTE 8.  INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 2003 and 2002 differs from the computed expected provision (benefit) at the federal statutory rate for the following reasons:

                                                     2003          2002
                                                 -----------   -----------
Computed expected income tax provision (benefit) $ (105,000)   $ (134,000)
Net operating loss carryforward increased           106,000       135,000
Non-deductible meals and entertainment               (1,000)       (1,000)
                                                 ----------    ----------
    Income tax provision (benefit)               $     ----    $      ---
                                                 ==========    ==========

The components of the deferred tax assets and (liabilities) as of December 31, 2003 were as follows:

    Deferred tax assets:
    Temporary differences:
        Net operating loss carryforward             $  926,000
        Valuation allowance                           (926,000)
                                                    ----------
        Net long-term deferred tax asset            $      ---
                                                    ==========

The components of the deferred tax (expense) benefit were as follows for the years ended December 31, 2003 and 2002:

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUSBISDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 8.  INCOME TAXES (continued)

                                                           December 31,
                                                        2003         2002
                                                    -----------  -----------
    Deferred tax assets:
        Increase in net operating loss carryforward    106,000      135,000
       Change in valuation allowance                  (106,000)    (135,000)
                                                    ----------   ----------
                                                    $      ---   $      ---
                                                    ==========   ==========

As of December 31, 2003, the Company has net operating loss carryforwards available to offset future taxable income of approximately $2,410,000 expiring beginning in 2020.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

On June 15, 2003, the Company entered into a month-to-month sublease agreement for its office facilities with a monthly rent of $750. The agreement can be terminated at any time by either party.

Rent expense was $9,080 and $19,583 for the years ended December 31, 2003 and 2002, respectively.

In August 2003, the Company entered into a consulting agreement, which calls for monthly payments of $3,500 to the consultant for producer's fees on a feature film. Accordingly, fees paid in 2003 have been capitalized as film costs. The agreement is for a period of one year.

In December 2003, the Company entered into a consulting agreement, which required an initial payment of $10,000 and additional amounts as mutually agreed upon. The consultant will develop entertainment projects for which the Company will recoup 150% of its initial investment upon completion of the projects, if any.

The Company currently has one employee, its Chief Executive Officer and President, who has received 100,000 shares of the Company's common stock as compensation as of December 31, 2003. The shares were valued at $25,000, the fair market value of the stock on the date issuable. The officer is eligible to receive an additional 100,000 shares based on performance.

NOTE 10.  STOCKHOLDERS' EQUITY (DEFICIT)

During the year ended December 31, 2003, the Company sold 6,647,750 shares of common stock for $383,407. The Company paid offering costs of $10,135 to Astor Capital, Inc., a company managed and owned 50% by the Company's Secretary / Director and $38,341 to an unrelated party.

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUSBISDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 10.  STOCKHOLDERS' EQUITY (DEFICIT) (continued)

Stock Options

On August 7, 2002, the Company issued 10,000 non-qualified stock options to a former corporate officer and to his lawyer to purchase up to 10,000 shares of the Company's common stock, par value $.001, at an exercise price of $.15 per share. The options are 100% vested. If not exercised, the options will expire August 6, 2004. Because the exercise price, which is $.15, for the options granted was greater than the estimated fair market value of the stock at the date of grant, compensation expense was not recognized for the year ended December 31, 2002.

Presented below is a summary of stock option activities for the two years ended December 31, 2003:
                                                                Weighted-
                                                                 Average
                                           Stock Options      Exercise Price
                                         -----------------  ------------------
Outstanding at December 31, 2001                   65,000              $ 1.00
Granted                                            10,000                0.15
Exercised                                               -                   -
Forfeited                                               -                   -
Expired                                                 -                   -
                                         -----------------  ------------------
Outstanding at December 31, 2002                   75,000                0.89
Granted                                                 -                   -
Exercised                                               -                   -
Forfeited                                         (65,000)               1.00
Expired                                                 -                   -
                                         -----------------  ------------------
Outstanding at December 31, 2003                   10,000              $ 0.15
                                         =================  ==================

NOTE 11.  RELATED PARTY TRANSACTIONS

Notes Receivable and Advances to Officers

On June 19, 2003, the Company loaned $50,000 to a related party at an interest rate of 10% per year. The note was due the sooner of July 10, 2003 or upon the related party raising additional funds of more than $100,000. As of December 31, 2003, the note and accrued interest had been repaid to the Company.

In May 2003, the Company advanced $27,000 to an officer / member of the Board of Directors. The advance bears interest at 5% per year and was due on demand. In July 2003, the Company advanced an additional $2,000 on this note. As of December 31, 2003, the note had been repaid to the Company.

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUSBISDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 11.  RELATED PARTY TRANSACTIONS (continued)

Astor Capital, Inc.

On October 1, 2002, the Company engaged Astor Capital, Inc. ("Astor") as its investment banker and advisory services consultant. Astor is a California corporation of which Ali Moussavi, the Company's Secretary, is the Manager/Partner and 50% owner. During the year ended December 31, 2002, the Company paid $68,600 to Astor. At December 31, 2002, Astor held 7.8% of the Company's total common stock issued and outstanding.

During June 2003, the agreement with Astor was amended and extended through June 2004. The new agreement calls for monthly payments of $25,000 to Astor in addition to payments of 10% of all debt and equity raised.

For the year ended December 31, 2003, the Company paid $109,222 to Astor Capital, Inc. for consulting fees, loan fees, and placement fees. At December 31, 2003, the Company had $100,000 recorded in accrued liabilities, related party for consulting fees payable to Astor Capital. At December 31, 2003, Astor Capital, Inc. held 6.4% of the Company's total common stock issued and outstanding.

NOTE 12.  LITIGATION

The Company is subject to various claims covering a wide range of matters that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

During 2002, the Company's subsidiary settled a lawsuit with its prior landlord in the amount of $100,000. As of December 31, 2003 the balance due for the settlement was $113,178, including accrued interest.

NOTE 13.  FORGIVENESS OF DEBTS

During 2003, certain of the Company's former officers and employees forgave $264,124 of accrued expenses and notes payable.

During 2002, the Company's ex-counsel forgave $12,296 of legal fees incurred during 2001.

NOTE 14.  SUBSEQUENT EVENTS

During January and February 2004, the Company entered into bridge notes with Astor for $2,000 and $4,000 respectively. The notes are due on demand and bear no interest.

In February 2004, the Company sold 356,666 shares of its common stock in private placements to individuals for proceeds of $12,774, less approximately $1,277 offering costs paid to Astor.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  April 13, 2004              NT MEDIA CORPORATION OF CALIFORNIA, INC.


                                   By /s/ Chris Briggs
                                     -------------------------------------------
                                     Chris Briggs, President and Chief Executive
Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                        Date

         /s/ Chris Briggs        Chairman of the Board        April 13, 2004
-------------------------------
Chris Briggs


         /s/ Ali Moussavi        Director, Secretary          April 13, 2004
-------------------------------
Ali Moussavi