Form 10QSB
period 2004-03-31
NT MEDIA CORP OF CALIFORNIA INC
filed 2004-05-20
CIK 318622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
                       _______________ to _______________

                         Commission File Number 0-31012

                       NT MEDIA CORP. OF CALIFORNIA, INC.
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)

               DELAWARE                                94-3357128
  ---------------------------------     ---------------------------------------
    (State of other jurisdiction        (I.R.S. Employer Identification Number)
  of incorporation or organization)


        8899 Beverly Blvd, Suite 624                       90048
          Los Angeles, California
  ----------------------------------------     ------------------------------
  (Address of Principal Executive Offices)                Zip Code


        Issuer's telephone number:                     (323) 445-4833


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                           YES    X                       NO
                               --------                      --------


Common stock, $0.001 par value, 37,104,416 issued and outstanding as of May 7, 2004.

Transitional Small Business Disclosure Format:     Yes ____ No __X___

                                      INDEX

                                                                         Page

PART I - FINANCIAL INFORMATION..............................................1

   ITEM 1.   FINANCIAL STATEMENTS...........................................1

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.....9

   ITEM 3.  CONTROLS AND PROCEDURES........................................14

PART II - OTHER INFORMATION................................................16

   ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES
            OF EQUITY SECURITIES...........................................16

   ITEM 5.  OTHER INFORMATION..............................................17

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................17

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Balance Sheet as of March 31, 2004 (Unaudited)               2

Consolidated Statements of Operations for the three months
   ended March 31, 2004 and 2003 (Unaudited)                              4

Consolidated Statements of Cash Flows for the three months
   ended March 31, 2004 and 2003 (Unaudited)                              5

Notes to Unaudited Consolidated Financial Statements                      7

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 MARCH 31, 2004



                             ASSETS

CURRENT ASSETS:
  Cash                                                      $            ---
  Prepaid Expenses                                                    19,325
  Film costs                                                          95,500
  Interest receivable, related party                                  13,525
                                                            ----------------
      Total current assets                                           128,350

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $9,208                                            2,576
DOMAIN NAME, net of accumulated amortization
     of $4,500                                                           500
OTHER ASSETS                                                           1,450
                                                            ----------------
                       TOTAL ASSETS                         $        132,876
                                                            ================

      See accompanying notes to unaudited consolidated financial statements

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 MARCH 31, 2004
                                   (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Cash overdraft                                            $          6,032
  Accounts payable                                                   109,877
  Accrued liabilities                                                 17,396
  Accrued liabilities payable to related party                       179,932
  Notes payable                                                      145,000
  Note payable to related party                                       37,063
  Accrued litigation settlement                                      100,000
                                                            ----------------
      Total current liabilities                                      595,300
                                                            ----------------
CONVERTIBLE NOTES PAYABLE, RELATED PARTY                             917,800
ACCRUED INTEREST, long term                                          172,293
                                                            ----------------
      Total liabilities                                            1,685,393
                                                            ----------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):

 Preferred stock, $.001 par value, 5,000,000 shares
    authorized, -0- issued and outstanding                               ---

 Common stock: $.001 par value, 100,000,000 shares
    authorized , 37,104,416 shares issued and outstanding             37,104

 Common stock subscribed, 719,996 shares                             (69,482)

 Additional paid-in-capital                                        1,118,305

 Deficit accumulated during the development stage                 (2,638,444)
                                                            ----------------
      Total stockholders' equity (deficit)                        (1,552,517)
                                                            ----------------
       Total liabilities and stockholders' equity (deficit) $        132,876
                                                            ================

      See accompanying notes to unaudited consolidated financial statements

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   INCEPTION
                                       THREE MONTHS ENDED     (JUNE 4, 1999) TO
                                            MARCH 31,              MARCH 31,
                                  -----------------------------  -------------
                                       2004            2003           2004
                                  -------------- --------------  -------------
REVENUE:                          $         ---  $       80,000  $     323,589
                                  -------------  --------------  -------------
COSTS and EXPENSES:

General and administrative              112,325          70,781      2,834,225
Depreciation and amortization               840             839        128,442
Loss on litigation settlement               ---             ---        100,000
                                  -------------  --------------  -------------
  Total costs and expenses              113,165          71,620      3,062,667
                                  -------------  --------------  -------------
      OPERATING INCOME (LOSS)          (113,165)          8,380     (2,739,078)

OTHER INCOME (EXPENSE):
  Interest income, related party          1,042           1,154         13,776
  Interest expense                       (1,638)            ---        (10,890)
  Interest expense, related party       (14,631)        (16,245)      (191,343)
  Loan fees                                 ---             ---         (5,000)
  Debt forgiven                             ---             ---        290,595
  Legal fees forgiven                       ---             ---         12,296
                                  -------------  --------------  -------------
      Net Other Income (Expense)        (15,227)        (15,091)       109,434
                                  -------------  --------------  -------------
(LOSS) BEFORE INCOME TAXES             (128,392)         (6,711)    (2,629,644)

INCOME TAX EXPENSE                          ---          (1,600)        (8,800)
                                  -------------  --------------  -------------
  NET (LOSS)                      $    (128,392) $       (8,311) $  (2,638,444)
                                  =============  ==============  =============
Loss per common share -
basic and diluted                 $      (0.003) $        **
                                  =============  ==============
Weighted average number of common
shares outstanding:                  37,104,416      30,000,000
                                  =============  ==============

** less than $0.001

      See accompanying notes to unaudited consolidated financial statements

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                    INCEPTION
                                            THREE MONTHS ENDED (JUNE 4, 1999) TO
                                                 MARCH 31,           MARCH 31,
                                         ------------------------- ------------
                                              2004        2003         2004
                                         ------------ ------------ ------------
CASH FLOWS FROM (TO) OPERATING
ACTIVITIES:

Net (loss)                               $  (128,392) $    (8,311) $(2,638,444)
Adjustments to reconcile net
(loss) to net cash(used in)operations:
 Stock issued for services                       ---          ---       25,000
 Options issued for services                     ---          ---       19,500
 Depreciation                                    840          839      128,441
 Impairment loss                                 ---          ---      180,328
 Operating expenses paid by
   reducing note receivable                      ---          ---       10,000
 Legal fees forgiven                             ---          ---      (12,296)
 Debts forgiven                                  ---          ---     (290,595)
  Changes in operating assets and liabilities
   Interest receivable                        (1,042)      (1,154)     (13,525)
   Prepaid expenses                          (19,325)         ---      (19,325)
   Other assets                                  200          ---          ---
   Cash overdraft                              6,032        6,582        6,032
   Deferred revenue                              ---      (30,000)         ---
   Litigation settlement                         ---          ---      100,000
   Accounts payable and accrued expenses      17,506       18,637      356,218
   Accrued expenses, related party            89,739       12,487      353,984
                                         -----------  -----------  -----------
Net cash (used in) operating activities      (34,442)        (920)  (1,794,682)
                                         -----------  -----------  -----------
CASH FLOWS FROM (TO) INVESTING ACTIVITIES:

Notes receivable from officers                   ---          ---      (45,048)
Proceeds from notes receivable from
       officers                                  ---          ---       35,048
Notes receivable, related parties                ---          ---      (50,000)
Proceeds from notes receivable, related
       parties                                   ---          ---       50,000
Investment in property and equipment             ---          ---      (18,879)
Investment in film costs                     (71,500)         ---      (95,500)
Investment in web site development costs      (1,450)         ---     (294,418)
                                         -----------  -----------  -----------
   Net cash (used in) investing activities   (72,950)         ---     (418,797)
                                         -----------  -----------  -----------

                                                                      CONTINUED

      See accompanying notes to unaudited consolidated financial statements

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)
                                                                    INCEPTION
                                            THREE MONTHS ENDED (JUNE 4, 1999) TO
                                                 MARCH 31,           MARCH 31,
                                         ------------------------- ------------
                                              2004        2003         2004
                                         ------------ ------------ ------------
CASH FLOWS FROM (TO) FINANCING
ACTIVITIES:

Proceeds from issuance of common stock        12,774          ---    1,091,181
Payment of offering costs                     (1,278)         ---      (49,754)
Proceeds from note payable                   100,000       15,000      145,000
Proceeds from note payable, related party     36,500          173      212,842
Payment of note payable, related party       (50,000)     (19,337)    (103,590)
Proceeds from issuance of convertible notes      ---          ---      917,800
                                         -----------  -----------  -----------
Net cash provided by (used in)
     financing activities                     97,996       (4,164)   2,213,479
                                         -----------  -----------  -----------
NET INCREASE (DECREASE) IN CASH               (9,396)      (5,084)         ---

CASH, BEGINNING OF PERIOD                      9,396        5,084          ---
                                         -----------  -----------  -----------
CASH, END OF PERIOD                      $       ---  $       ---  $       ---
                                         ===========  ===========  ===========
ADDITIONAL DISCLOSURES:
Cash paid during the periods for:
Income taxes                             $     1,600  $       ---  $     5,600
                                         ===========  ===========  ===========
Interest                                 $     1,170  $     3,758  $     3,081
                                         ===========  ===========  ===========

      See accompanying notes to unaudited consolidated financial statements

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUSBISDIARY
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2004

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of NT Media Corp. of California, Inc. and Subsidiary included in the Form 10-KSB for the fiscal year ended December 31, 2003.

NOTE 2.  NOTE PAYABLE

On March 22, 2004, the Company obtained a note payable in the amount of $100,000 with interest at the rate of 10% per year. The note is due on March 22, 2005 or upon the Company raising additional funds of $100,000, whichever occurs first. In connection with this loan, the Company paid loan fees of $10,000 to a related party entity in which a director has an equity interest. The loan fee was recorded as a prepaid expense and will be amortized over the one-year term of the loan.

NOTE 3.  EARNINGS PER SHARE

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128). This Statement simplifies the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share, and makes them more comparable to international EPS standards. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Fully diluted per share data is not presented, as the effects would be antidilutive.

NOTE 4.  RELATED PARTY TRANSACTIONS

On February 26, 2004, the company borrowed $30,000 from the President and Chief Executive Officer of Universal Detection Technology. This President and Chief Executive Officer is an affiliate of the Company's Secretary / Director. During the three months ended March 31, 2004, the notes payable totaling $50,000 to Universal Detection Technology were paid in full.

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUSBISDIARY
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2004
                                   (CONTINUED)

NOTE 4.  RELATED PARTY TRANSACTIONS (CONTINUED)

On January 28 and February 4, 2004, the company borrowed $2,000 and $4,000, respectively from Astor Capital, Inc., a company which owns 6.3% of the Company's outstanding stock and in which a director has an equity interest. The notes bear interest at 0% and are due on demand. The notes may be extended by mutual consent.

On October 1, 2002, the Company engaged Astor Capital, Inc. as its investment banker and advisory services consultant. Astor Capital, Inc. is a California corporation of which Ali Moussavi, the Company's Secretary / Director, is the Manager/Partner and 50% owner. During June 2003, the agreement with Astor was amended and extended through June 2004. The new agreement calls for monthly payments of $25,000 to Astor in addition to payments of 10% of all debt and equity raised. During the three months ended March 31, 2004, the Company paid Astor $11,278 of consulting fees, loan fees, and placement fees. At March 31, 2004, the Company had $175,000 recorded in accrued liabilities, related party for consulting fees payable to Astor Capital.

NOTE 5.  STOCKHOLDERS' EQUITY

During the three months ended March 31, 2004, the Company sold 356,666 shares of common stock for $12,774. The Company paid a $1,278 placement fee to Astor Capital, Inc., a company managed and owned 50% by the Company's Secretary / Director.

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

During the second quarter of 2001, the Company's management determined that pursuing Ecast's business did not offer the Company sufficient potential for growth and profitability. Consequently, the Company commenced to discontinue Ecast's business and adopted a new "growth through acquisition" strategy. Pursuant to this new growth strategy, the Company intends to identify and investigate various acquisition targets currently operating in complimentary industries including film and television production companies, commercial broadcast design companies, interactive game developers, interactive television design and production companies.

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

Operating Results for the Quarters Ended March 31, 2004 and 2003

The Company realized no revenue for the quarter ended March 31, 2004 which represents a substantial decrease compared to revenues of $80,000 for the same quarter of 2003. This decrease was due primarily to the absence of revenue generated through consulting fees (with respect to business development and strategy consulting) and to a lesser extent license/acquisition fees. The revenues from Ecast's lines of business are expected to continue to decline as the Company sells or discontinues certain lines of business previously conducted by Ecast.

Operating expenses increased 58% from $71,620 in the first quarter of 2003 to $113,165 in the first quarter of 2004. This substantial increase was due primarily to: (i) professional fees, which increased from $8,081 in the first quarter of 2003 to $23,688 in the same quarter of 2004 due primarily to year-end related audit expenses and preparation of the Company's annual report on Form 10-KSB, and (ii) investment advisory fees, which increased from $0 in the first quarter of 2003 to $75,000 in the first quarter of 2004, partially offset by a $24,750 decrease in salaries accrued from the first quarter of 2003 to the same quarter in 2004.

The Company realized an operating loss of $113,165 for the quarter ended March 31, 2004 compared to operating income of $8,380 in the same quarter of 2003. This operating loss for the quarter ended March 31, 2004 reflects the lack of revenues and the increase in operating expenses incurred during the first quarter of 2004.

Other expenses increased from $15,091 in the quarter ended March 31, 2003 to $15,227 in the same quarter of 2004. Interest income and expense remained substantially unchanged.

The Company's total net loss for the first quarter of 2004 increased substantially from $8,311 in the quarter ended March 31, 2003 to a total net loss of $128,392 in the quarter ended March 31, 2004. The larger net loss in the first quarter of 2004 reflected not only the increase in general and administrative expenses but also the lack of revenues during the first quarter of 2004.

The Company plans to increase its business operations and revenue generation from the acquisition of one or more companies adding additional lines of business to the Company's operations. Such acquisitions may take the form of the purchase of assets, a corporate merger or some other transaction designed to have the Company own and continue operating the acquired businesses.


Off-Balance Sheet Arrangements
------------------------------
During the quarter ended March 31, 2004, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

Liquidity and Sources of Capital
--------------------------------
The Company has incurred significant operating losses for the last three fiscal years and, as of March 31, 2004, the Company had an accumulated deficit of

$2,638,444. At March 31, 2004 the Company had no cash or cash equivalents and a net working capital deficit of $466,950.

During the last three years, both the Company and its wholly-owned subsidiary, Ecast, have been dependent on borrowed or invested funds in order to finance their ongoing operations. As of March 31, 2004, Ecast had $620,000 in outstanding debt represented by 6% convertible notes while NT Media had $297,800 in outstanding debts represented by 6% convertible notes. Such notes had been issued to two of the Company's major stockholders. The Company anticipates that these major stockholders will continue to provide working capital to the Company on an as-needed basis.

During the quarter ended March 31, 2004 the Company raised the following capital from outside sources:

     1. the Company raised $12,774 from the sale of 356,666 shares of common stock;

     2. the Company borrowed a total of $6,000 from one of its shareholders, Astor Capital, Inc.

     3. the Company borrowed $30,000 from Jacques  Tizabi,  a director of Ecast;
        and

     4. the Company borrowed $100,000 from an unrelated third party.

The audit report of NT Media's independent accountants for the year ended December 31, 2003 includes a "going concern" explanation. In the accountant's opinion, the Company's limited operating history and the accumulated net deficit as of December 31, 2003, raised substantial doubt about its ability to continue as a going concern.

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

As of March 31, 2004, NT Media's principal commitments include an obligation under a month-to-month lease of $500 per month for the Company's corporate offices.

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

Factors Affecting Future Operating Results

The Company has incurred losses since inception and has not generated sufficient revenues to cover its expenses since inception and through the first quarter of 2004. As a result of the losses and negative cash flows from operations, the Company's ability to continue operations will depend on its ability to generate increased revenues and the availability of outside financing for working capital. If the Company is unable to generate sufficient revenues in the near future to cover its expenses or obtain outside capital to cover operating expenses, it may be unable to expand or maintain business operations.

If the Company is unable to execute acquisitions, it may be unable to achieve revenue growth particularly in light of the Company's curtailment of its Ecast business. Additionally, if the Company is unable to establish and maintain its network of professional relationships, it may be unable to identify acquisition targets and may be unable to attract financing and business to any acquired companies that would operate as subsidiaries of the Company. As a result, the Company may be unable to realize significant revenue, or in the event it is successful in making acquisitions, revenues of the acquired companies could be reduced. There can be no assurance that the Company will identify sufficient acquisition opportunities, be able to close acquisitions on acceptable commercial terms, or be able to create and/or maintain a demand for the products and/or services of any acquired companies, in the event any acquisitions take place.

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

ITEM 3.  CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Sales of Unregistered Securities During the Quarter

In January and February 2004, the Company entered into 2 promissory notes with Astor Capital for $2,000 and $4,000 respectively. The notes are due on demand and bear no interest. The issuance of the notes was made in reliance upon the exemption from registration set forth in Section 4(2) of the 1933 Act as a transaction not involving a public offering and made to one affiliate of the Company. The notes are deemed to be "restricted securities" as defined in Rule 144 under the Securities Act of 1933 (the "1933 Act") and the notes bear a legend stating the restrictions on resale.

During February 2004, the Company sold 356,666 shares of its common stock for cash consideration of $12,774 to three investors, all of whom reside outside the United States and were not deemed to be "U.S. persons" as that term is defined under Regulation S. The investors represented that they were purchasing such shares for their own account. Both the offer and the sale of the shares were made outside the United States and are deemed to be "offshore transactions" as that term is defined under Regulation S. The share certificates contain a legend indicating that such shares can only be transferred in compliance with the provisions of Regulation S. In light of the foregoing, such sales were deemed exempt from registration pursuant to Regulation S of the 1933 Act. The shares are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and the certificate(s) evidencing the shares bear a legend stating the restrictions on resale.

In February 2004, the Company borrowed $30,000 from the President of Universal Detection Technology. The President is an affiliate of the Company's Secretary/Director. The promissory note is not convertible into stock, is due on May 26, 2004and bears interest at 5% per year. The issuance of the note was made in reliance upon the exemption from registration set forth in Section 4(2) of the 1933 Act as a transaction not involving a public offering and made to one affiliate of the Company. The note is deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act.

In March 2004, the Company entered into a promissory note with an unaffiliated foreign entity domiciled outside the United States. The note is not convertible into stock and is payable March 22, 2005 or upon the Company raising additional funds of at least $100,000, whichever occurs first. The note bears interest at 10% per year. The investor represented that it was purchasing such note for its own account. Both the offer and the sale of the note were made outside the United States and are deemed to be "offshore transactions" as that term is defined under Regulation S. The promissory note contains a legend indicating that such security can only be transferred in compliance with the provisions of Regulation S. In light of the foregoing, such sale was deemed exempt from registration pursuant to Regulation S of the 1933 Act. The shares are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act.

Prior issuances of the Company's common stock during fiscal years 2002 and 2003 have been reported in the Company's prior Form 10-QSB's and Form 10-KSB for the year ended December 31, 2003.

ITEM 5.  OTHER INFORMATION

During the quarter, both NT Media and Ecast relocated their principal executive offices to 8899 Beverly Blvd., Suite 624, Los Angeles, California. NT Media subleases this office space for a monthly rent of $500 per month pursuant to a month-to-month lease.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32. Certification by CEO and CFO pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

    (b)  Reports on Form 8-K:

         None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 18 2004                    NT MEDIA CORP. OF
                                       CALIFORNIA, INC.



                                       /s/ Chris Briggs
                                       --------------------------------------
                                       Chris Briggs, President and Chief
                                       Financial Officer
                                       (Principal Accounting Officer)