Form 10QSB
period 2004-06-30
NT MEDIA CORP OF CALIFORNIA INC
filed 2004-08-24
CIK 318622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
                                       to
                         -------------    -----------

                         Commission File Number 0-31012

                       NT MEDIA CORP. OF CALIFORNIA, INC.
        (Exact name of small business issuer as specified in its charter)



                DELAWARE                                  94-3357128
   ------------------------------------     ------------------------------------
    (State of other jurisdiction of            (I.R.S. Employer Identification
     incorporation or organization)                        Number)


         8899 Beverly Blvd, Suite 624                        90049
           Los Angeles, California
  -----------------------------------------     ------------------------------
  (Address of Principal Executive Offices)                 Zip Code


          Issuer's telephone number:                     (323) 445-4833


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                      YES    X                       NO
                          --------                      --------


Common stock, $0.001 par value, 38,129,416 shares issued and outstanding as of August 20, 2004.

Transitional Small Business Disclosure Format:         Yes    No  X
                                                          ---    ---

                                      INDEX

                                                                          Page

PART I - FINANCIAL INFORMATION...............................................1

  ITEM 1.  FINANCIAL STATEMENTS..............................................1

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.......11

  ITEM 3.  CONTROLS AND PROCEDURES..........................................17


PART II - OTHER INFORMATION.................................................18

  ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES
           OF EQUITY SECURITIES.............................................18

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Balance Sheet as of June 30, 2004 (Unaudited)                2

Consolidated Statements of Operations for the three months
   ended June 30, 2004 and 2003 (Unaudited)                               4

Consolidated Statements of Operations for the six months
   ended June 30, 2004 and 2003 (Unaudited)                               5

Consolidated Statements of Cash Flows for the six months
   ended June 30, 2004 and 2003 (Unaudited)                               6

Notes to Unaudited Consolidated Financial Statements                      8

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                  JUNE 30, 2004

                                     ASSETS

CURRENT ASSETS:


  Cash                                                      $          1,418
  Accounts Receivable                                                 60,000
  Prepaid Expenses                                                   398,919
  Film costs                                                         143,500
  Interest receivable, related party                                  14,067
                                                            ----------------
      Total current assets                                           617,904

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $9,797                                            1,987
DOMAIN NAME, net of accumulated amortization
     of $4,750                                                           250
OTHER ASSETS                                                           2,200
                                                            ----------------
                       TOTAL ASSETS                         $        622,341
                                                            ================

      See accompanying notes to unaudited consolidated financial statements

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                  JUNE 30, 2004
                                   (CONTINUED)


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

  Accounts payable                                          $        155,469
  Accrued liabilities                                                 23,784
  Accrued liabilities payable to related party                       214,197
  Notes payable                                                      565,000
  Notes payable to related party                                      35,600
  Convertible note payable, related party                            142,000
  Accrued litigation settlement                                      100,000
                                                            ----------------
      Total current liabilities                                    1,236,050
                                                            ----------------
CONVERTIBLE NOTES PAYABLE, RELATED PARTY, net of
     Current portion                                                 775,800
ACCRUED INTEREST, long term                                          151,270
                                                            ----------------
      Total liabilities                                            2,163,120
                                                            ----------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):



Preferred stock, $.001 par value, 5,000,000 shares
   authorized, -0- issued and outstanding                               ---

Common stock: $.001 par value, 100,000,000 shares
   authorized , 37,929,416 shares issued and outstanding             37,929

Common stock subscribed, 719,996 shares                             (69,482)

Additional paid-in-capital                                        1,550,384

Deficit accumulated during the development stage                 (3,059,610)
                                                            ---------------
     Total stockholders' equity (deficit)                        (1,540,779)
                                                            ---------------
      Total liabilities and stockholders' equity (deficit)  $       622,341
                                                            ===============

      See accompanying notes to unaudited consolidated financial statements

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                       THREE MONTHS ENDED
                                            JUNE 30,
                                  -----------------------------
                                       2004            2003
                                  -------------- --------------
REVENUE:                          $      60,000  $       75,000
                                  -------------  --------------
COSTS and EXPENSES:

General and administrative              371,448          58,389
Depreciation and amortization               839             839
Impairment of film costs                 11,500             ---
Loss on litigation settlement               ---             ---
                                  -------------  --------------
  Total costs and expenses              383,787          59,228
                                  -------------  --------------
      OPERATING INCOME (LOSS)          (323,787)         15,772

OTHER INCOME (EXPENSE):
  Interest income, related party          1,042           1,193
  Interest expense                       (6,394)           (450)
  Interest expense, related party       (14,148)        (12,210)
  Loan fees                             (77,881)            ---
  Debt forgiven                             ---             ---
  Legal fees forgiven                       ---             ---
                                  -------------  --------------
      Net Other Income (Expense)        (97,381)        (11,467)
                                  -------------  --------------
INCOME(LOSS) BEFORE INCOME TAXES       (421,168)          4,305

INCOME TAX EXPENSE                          ---             ---
                                  -------------  --------------
  NET INCOME (LOSS)               $    (421,168) $        4,305
                                  =============  ==============
Income (loss) per common share -
basic and diluted                 $       (0.01) $        **

                                  =============  ==============
Weighted average number of common
shares outstanding:                  37,395,735      30,000,000
                                  =============  ==============



** less than $0.001

      See accompanying notes to unaudited consolidated financial statements

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                   INCEPTION
                                        SIX MONTHS ENDED     (JUNE 4, 1999) TO
                                             JUNE 30,               JUNE 30,
                                  -----------------------------  -------------
                                       2004            2003           2004
                                  -------------- --------------  -------------
REVENUE:                          $      60,000  $      155,000  $     383,589
                                  -------------  --------------  -------------
COSTS and EXPENSES:

General and administrative              483,773         130,770      3,205,671
Depreciation and amortization             1,679           1,678        129,281
Impairment of film costs                 11,500             ---         11,500
Loss on litigation settlement               ---             ---        100,000
                                  -------------  --------------  -------------
  Total costs and expenses              496,952         132,448      3,446,452
                                  -------------  --------------  -------------
      OPERATING INCOME (LOSS)          (436,952)         22,552     (3,062,863)

OTHER INCOME (EXPENSE):
  Interest income, related party          2,084           2,347         14,818
  Interest expense                       (8,032)           (450)       (17,284)
  Interest expense, related party       (28,779)        (28,455)      (205,491)
  Loan fees                             (77,881)            ---        (82,881)
  Debt forgiven                             ---             ---        290,595
  Legal fees forgiven                       ---             ---         12,296
                                  -------------  --------------  -------------
      Net Other Income (Expense)       (112,608)        (26,558)        12,053
                                  -------------  --------------  -------------
(LOSS) BEFORE INCOME TAXES             (549,560)         (4,006)    (3,050,810)

INCOME TAX EXPENSE                          ---             ---         (8,800)
                                  -------------  --------------  -------------
  NET (LOSS)                      $    (549,560) $       (4,006) $  (3,059,610)
                                  =============  ==============  =============
Loss per common share -
basic and diluted                 $       (0.01) $        **
                                  =============  ==============
Weighted average number of common
shares outstanding:                  37,183,445      30,000,000
                                  =============  ==============



** less than $0.001

      See accompanying notes to unaudited consolidated financial statements

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                    INCEPTION
                                                                  (JUNE 4, 1999)
                                             SIX MONTHS ENDED           TO
                                                  JUNE 30,           JUNE 30,
                                         ------------------------- ------------
                                              2004         2003        2004
                                         ------------ ------------ ------------

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)                               $  (549,560) $    (4,006) $(3,059,610)
Adjustments to reconcile net
(loss) to net cash(used in)operations:
 Stock issued for services                       ---          ---       25,000
 Stock issued for loan fees                  423,000          ---      423,000
 Options issued for services                     ---          ---       19,500
 Depreciation and amortization                 1,679        1,678      129,281
 Impairment loss                                 ---          ---      180,328
 Impairment of film costs                     11,500          ---       11,500
 Operating expenses paid by
   reducing note receivable                      ---          ---       10,000
 Legal fees forgiven                             ---          ---      (12,296)
 Debts forgiven                                  ---          ---     (290,595)
  Changes in operating assets and liabilities
   Accounts receivable                       (60,000)     (23,000)     (60,000)
   Interest receivable                        (1,584)      (2,346)     (14,067)
   Prepaid expenses                         (398,919)         ---     (398,919)
   Other assets                               (2,000)         ---       (2,200)
   Deferred revenue                              ---      (30,000)         ---
   Litigation settlement                         ---          ---      100,000
   Accounts payable and accrued expenses      69,486       18,103      408,197
   Accrued expenses, related party           102,981       25,336      367,226
                                         -----------  -----------  -----------
Net cash (used in) operating activities     (403,417)     (14,235)  (2,163,655)
                                         -----------  -----------  -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Notes receivable from officers                   ---      (27,000)     (45,048)
Proceeds from notes receivable from
       officers                                  ---          ---       35,048
Notes receivable, related parties                ---      (50,000)     (50,000)
Proceeds from notes receivable, related
       parties                                   ---       25,000       50,000
Investment in property and equipment             ---          ---      (18,879)
Investment in film costs                    (131,000)         ---     (155,000)
Investment in web site development costs         ---          ---     (292,968)
                                         -----------  -----------  -----------
   Net cash (used in) investing activities  (131,000)     (52,000)    (476,847)
                                         -----------  -----------  -----------

                                                                      CONTINUED

      See accompanying notes to unaudited consolidated financial statements

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)


                                                                    INCEPTION
                                                                  (JUNE 4, 1999)
                                             SIX MONTHS ENDED           TO
                                                  JUNE 30,           JUNE 30,
                                         ------------------------- ------------
                                              2004         2003        2004
                                         ------------ ------------ ------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Proceeds from issuance of common stock        24,224       92,453    1,102,631
Payment of offering costs                     (2,823)      (9,222)     (51,299)
Proceeds from note payable                   520,000       15,000      565,000
Proceeds from note payable, related party     38,449       19,037      214,791
Payment of note payable, related party       (53,413)     (54,365)    (107,003)
Proceeds from issuance of convertible notes      ---          ---      917,800
                                         -----------  -----------  -----------
Net cash provided by
     financing activities                    526,437       62,903    2,641,920
                                         -----------  -----------  -----------
NET INCREASE (DECREASE) IN CASH               (7,980)      (3,332)       1,418

CASH, BEGINNING OF PERIOD                      9,398        5,084          ---
                                         -----------  -----------  -----------
CASH, END OF PERIOD                      $     1,418  $     1,752  $     1,418
                                         ===========  ===========  ===========
ADDITIONAL DISCLOSURES:
Cash paid during the periods for:
Income taxes                             $     1,600  $       ---  $     5,600
                                         ===========  ===========  ===========
Interest                                 $     1,170  $     3,758  $     3,081
                                         ===========  ===========  ===========

     See accompanying} notes to unaudited consolidated financial statements

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2004


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

NOTE 2.  NOTES PAYABLE

On April 29, 2004, the Company obtained a note payable in the amount of $100,000 with interest at the rate of 12% per year. The note is due on July 29, 2004 or upon the Company raising additional funds of $100,000, whichever occurs first. In connection with this loan, the Company paid loan fees of 300,000 shares of its common stock to the lender and $10,000 to a related party entity in which a director has an equity interest. The shares were valued at the market price of the common stock on April 29, 2004 of $0.12 per share, for a total of $36,000. The loan fees were recorded as a prepaid expense and will be amortized over the term of the loan.

On June 17, 2004, the Company obtained a note payable in the amount of $120,000 with interest at the rate of 12% per year. The note is due on August 28, 2004 or upon the Company raising additional funds of $100,000, whichever occurs first. In connection with this loan, the Company paid loan fees of 300,000 shares of its common stock to the lender and $12,000 to a related party entity in which a director has an equity interest. The shares were valued at the market price of the common stock on June 17, 2004 of $0.84 per share, for a total of $252,000. The loan fees were recorded as a prepaid expense and will be amortized over the term of the loan.

On June 30, 2004, the Company obtained a note payable in the amount of $200,000 with interest at the rate of 10% per year. The note is due on September 17, 2004 or upon the Company raising additional funds of $100,000, whichever occurs first. In connection with this loan, the Company paid loan fees of 150,000 shares of its common stock to the lender and $20,000 to a related party entity in which a director has an equity interest. The shares were valued at the market price of the common stock on June 30, 2004 of $0.90 per share, for a total of $135,000. The loan fees were recorded as a prepaid expense and will be amortized over the term of the loan.

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

On October 1, 2002, the Company engaged Astor Capital, Inc. as its investment banker and advisory services consultant. Astor Capital, Inc. is a California corporation of which Ali Moussavi, the Company's Secretary / Director, is the Manager/Partner and 50% owner. During June 2003, the agreement with Astor was amended and extended through June 2004 and was automatically renewed thereafter. The new agreement calls for monthly payments of $25,000 to Astor in addition to payments of 10% of all debt and equity raised.

NOTE 5.  STOCKHOLDERS' EQUITY

During the three months ended March 31, 2004, the Company sold 356,666 shares of common stock for $12,774. The Company paid a $1,278 placement fee to Astor Capital, Inc., a company managed and owned 50% by the Company's Secretary / Director.

During the three months ended June 30, 2004, the Company sold 75,000 shares of common stock for proceeds of $11,450. The Company paid a $1,145 placement fee to

Astor Capital, Inc., a company managed and owned 50% by the Company's Secretary / Director. The Company paid other placement fees of $1,145 to an unrelated entity.

As described above, the Company issued 750,000 shares of common stock as loan fees during the three months ended June 30, 2004. The total fair value of the shares was $423,000.



NOTE 6.  SUBSEQUENT EVENTS

On July 22, 2004, the Company obtained a note payable in the amount of $50,000 with interest at the rate of 10% per year. The note is due on July 22, 2005 or upon the Company raising additional funds of $50,000, whichever occurs first. In connection with this loan, the Company paid loan fees of $5,000 to a related party entity in which a director has an equity interest. The loan fee was recorded as a prepaid expense and will be amortized over the one-year term of the loan.

On August 16, 2004, the Company agreed in principle to consolidate its outstanding notes payable totaling $615,000, plus accrued interest to date, to a note payable in the amount of $645,000, which includes principle of $620,000 plus interest of $25,000. The Company has agreed to increase the amount of the note and interest as incentive to the lender. As additional incentive, the lender will receive an additional 10,000 shares of the Company's common stock. The additional amounts owed as well as the value of the common stock on the date issuable will be recorded as prepaid loan fees and will be amortized over the term of the loan. The note is due January 1, 2005 and has an interest rate of 12%.

On July 2, 2004, the Company entered into a consulting agreement for investor relations and investor communications in the Middle East and in particular in the Persian Gulf region. The term of the agreement is for one year. The consultant has received 200,000 shares of the Company's common stock, valued at $180,000, the fair market value of the shares on July 2, 2004, as payment for services. The shares have been recorded as prepaid consulting fees and will be amortized over the one-year term of the consulting agreement and are forfeitable to the extent the agreement is terminated early.

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

Over the next twelve-month period, the Company anticipates needing the following operating capital amounts:

        Purpose                                         Amount
        -------                                         ------
        Growth Capital for Acquired Subsidiaries        $ 300,000
        Additional Employees                            $ 100,000
        Marketing and Public Relations Campaigns        $ 600,000
        Participation in Industry and Trade Functions   $  50,000
        Ongoing Operations                              $ 500,000

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

Operating Results for the Quarters Ended June 30, 2004 and 2003

The Company realized $60,000 of revenue for the quarter ended June 30, 2004 which represents a 20% decrease compared to revenues of $75,000 for the same quarter of 2003. This decrease was due primarily to reduced revenue generated through consulting fees (with respect to business development and strategy consulting) and to a lesser extent license/acquisition fees. The revenues from Ecast's lines of business are expected to continue to decline as the Company sells or discontinues certain lines of business previously conducted by Ecast.

Operating expenses increased from $59,228 in the second quarter of 2003 to $383,787 in the second quarter of 2004. This substantial increase was due primarily to: (i) increased investor relations and public relations costs and
(ii) increased professional fees. In addition to the operating expenses discussed above, prepaid expenses on the Company's balance sheet increased by $379,594. This increase was due primarily to loan fees which will be expensed over the term of each loan to which these fees relate. It is anticipated that these loan fees will be expensed during the remainder of 2004.

The Company realized an operating loss of $323,787 for the quarter ended June 30, 2004 compared to operating income of $15,772 in the same quarter of 2003. This operating loss for the quarter ended June 30, 2004 reflects the reduced revenues and the substantial increase in operating expenses incurred during the second quarter of 2004.

Other expenses increased from $11,467 in the quarter ended June 30, 2003 to $97,381 in the same quarter of 2004. Interest income remained substantially unchanged while interest expense increased by $7,882 or 62% to $20,542 for the quarter ended June 30, 2004 due to increased borrowing by the Company. The Company also incurred loan fees of $77,881 including cash paid and stock based compensation during the second quarter of 2004, also due to the increased borrowing during the quarter.

The Company's total net loss for the second quarter of 2004 increased substantially from net income of $4,305 in the quarter ended June 30, 2003 to a total net loss of $421,168 in the quarter ended June 30, 2004. The net loss in the second quarter of 2004 reflected not only the increase in general and administrative expenses and loan fees but also the decline in revenues during the second quarter of 2004.

In addition to the Company's current activities, the Company plans to increase its business operations and revenue generation from the acquisition of one or more companies adding additional lines of business to the Company's operations. Such acquisitions may take the form of the purchase of assets, a corporate merger or some other transaction designed to have the Company own and continue operating the acquired businesses.

Operating Results for the Six Months Ended June 30, 2004 and 2003

The Company realized $60,000 of revenue for the six months ended June 2004 which represents a substantial decrease compared to revenues of $155,000 for the same period of 2003. This decrease was due primarily to the absence of revenues in the first quarter and reduced revenue generated through consulting fees (with respect to business development and strategy consulting) and to the reduced revenues from Ecast's lines of business.

Operating expenses increased from $132,448 in the first six months of 2003 to $496,952 in the first six months of 2004. This substantial increase was due primarily to: (i) professional fees, and costs relating to preparation of the Company's SEC reports, (ii) additional fees related to the Company's 2004 Equity

Incentive Plan and (iii) increased investor relations and public relations expenses.

The Company realized an operating loss of $436,952 for the six months ended June 30, 2004 compared to operating income of $22,552 in the same period of 2003. This operating loss for the six months ended June 30, 2004 reflects the decrease in revenues and the significant increase in operating expenses incurred during the first half of 2004.

Other expenses increased from $26,558 in the six months ended June 30, 2003 to $112,608 in the same period of 2004. Interest income and expense remained substantially unchanged while loan fees of $77,881 were incurred in the first six months of 2004 while no such fees were paid in the same period in 2003.

The Company's total net loss for the first six months of 2004 increased substantially from $4,006 in the six months ended June 30, 2003 to a total net loss of $549,560 in the six months ended June 30, 2004. The larger net loss in the first half of 2004 reflected not only the increase in general and administrative expenses, regulatory compliance costs, product development and marketing costs and loan fees but also the reduction in revenues during the first half of 2004.

Off-Balance Sheet Arrangements
------------------------------
During the quarter ended June 30, 2004, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

Liquidity and Sources of Capital

The Company has incurred significant operating losses for the last three fiscal years and, as of June 30, 2004, the Company had an accumulated deficit of $3,059,610. At June 30, 2004 the Company had $1,418 of cash or cash equivalents and a net working capital deficit of $618,146.

During the last three years, both the Company and its wholly-owned subsidiary, Ecast, have been dependent on borrowed or invested funds in order to finance their ongoing operations. As of June 30, 2004, Ecast had $620,000 in outstanding debt represented by 6% convertible notes while NT Media had $297,800 in outstanding debts represented by 6% convertible notes. Such notes had been issued to two of the Company's major stockholders. $142,000 of these two loans is now classified as current liabilities. During the quarter ended June 30, 2004, the Company borrowed a total of $420,000 at interest rates of 10% or 12% per year. The Company anticipates having to continue to borrow funds or obtain additional equity capital to provide working capital to the Company on an as-needed basis.

During the quarter ended June 30, 2004 the Company raised the following capital from outside sources:

     1. the Company raised $11,450 from the sale of 75,000 shares of common stock; and

     2. the Company borrowed $420,000 from an unrelated third party and in conjunction with these loans, the Company issued 750,000 shares of its common stock as loan fees.

The audit report of NT Media's independent accountants for the year ended December 31, 2003 includes a "going concern" explanation. In the accountant's opinion, the Company's limited operating history and the accumulated net deficit as of December 31, 2003, raised substantial doubt about its ability to continue as a going concern.

Due to the Company's limited cash flow, operating losses and intangible assets, it is unlikely that the Company could obtain financing through commercial or banking sources. Consequently, the Company is dependent on continuous cash infusions from its major stockholders and other outside sources in order to fund its current operations. If these outside sources were unwilling or unable to provide necessary working capital to the Company, the Company would probably not be able to sustain its operations. There is no written agreement or contractual obligation which would require the Company's outside sources to fund Company operations up to a certain amount or indeed continue to finance the Company's operations at all. The NT Media and Ecast notes are voluntarily convertible when the Company's or Ecast's securities (as the case may be) are trading publicly and the underlying stock of the convertible notes has been registered with the SEC and declared effective. It is mandatory that they must be converted or paid on the fifth year of their anniversary date. Thus, the current convertible notes would be mandatorily converted during 2005, 2006 and 2007 unless they become eligible for conversion prior to that time.

As of June 30, 2004, NT Media's principal commitments include an obligation under a month-to-month lease of $500 per month for the Company's corporate offices.

Management of the Company believes that it will need to raise additional capital to continue to develop, promote and conduct its operations. Such additional capital may be raised through public or private financing as well as borrowing from other sources. To date, two of the Company's largest existing investors have paid substantially all of the Company's expenses during the last three years. Although the Company believes that these investors, along with other sources of capital, will continue to provide capital to fund the Company's expenses, there is no assurance that such investors or lenders will continue to pay the Company's expenses. If adequate funds are not otherwise available, management believes that its officers and directors will contribute capital amounts necessary to fund the Company's ongoing expenses.

Factors Affecting Future Operating Results

The Company has incurred losses since inception and has not generated sufficient revenues to cover its expenses since inception and through the second quarter of 2004. As a result of the losses and negative cash flows from operations, the Company's ability to continue operations will depend on its ability to generate increased revenues and the availability of outside financing for working capital. If the Company is unable to generate sufficient revenues in the near future to cover its expenses or obtain outside capital to cover operating expenses, it may be unable to expand or maintain business operations.

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

NT Media has acquired interests in various television or movie concepts, program pilots and other proprietary rights in the entertainment field. If NT Media is unable to protect these proprietary rights, the value of such rights could be impaired and it could lose profit potential. NT Media regards its trademarks, trade secrets and similar intellectual property as valuable to its business, and relies on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, partners and others to protect its proprietary rights. There can be no assurance that the steps taken by NT Media will be adequate to prevent misappropriation or infringement of its proprietary property. NT Media currently has one of its trademarks registered with the United States Patent and Trademark Office.

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

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES
           OF EQUITY SECURITIES

Sales of Unregistered Securities During the Quarter

During April and May 2004, the Company sold 75,000 shares of its common stock for cash consideration of $11,450 to three investors, all of whom reside outside the United States and were not deemed to be "U.S. persons" as that term is defined under Regulation S. The investors represented that they were purchasing such shares for their own account. Both the offer and the sale of the shares were made outside the United States and are deemed to be "offshore transactions" as that term is defined under Regulation S. The share certificates contain a legend indicating that such shares can only be transferred in compliance with the provisions of Regulation S. In light of the foregoing, such sales were deemed exempt from registration pursuant to Regulation S of the under the Securities Act of 1933 (the "1933 Act"). The shares are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and the certificate(s) evidencing the shares bear a legend stating the restrictions on resale.

During the quarter ended June 30, 2004, the Company entered into three promissory notes with an unaffiliated foreign entity domiciled outside the United States. The notes are payable at various times up to September 17, 2004 or upon the Company raising additional equity funds of at least $100,000, whichever occurs first. The notes bear interest at rates between 10% and 12% per year. The investor represented that it was purchasing such notes for its own account. Both the offer and the sale of the notes were made outside the United States and are deemed to be "offshore transactions" as that term is defined under Regulation S. The promissory notes contains a legend indicating that such security can only be transferred in compliance with the provisions of Regulation
S. In light of the foregoing, such sale was deemed exempt from registration pursuant to Regulation S of the 1933 Act.

Prior issuances of the Company's common stock during fiscal years 2002 and 2003 and during the quarter ended March 31, 2004 have been reported in the Company's prior Form 10-QSB's and Form 10-KSB for the year ended December 31, 2003.

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

Dated:  August 20, 2004         NT MEDIA CORP. OF CALIFORNIA, INC.


                                /s/ Chris Briggs
                                --------------------------------------------
                                Chris Briggs, President and Chief
                                Financial Officer
                                (Principal Accounting Officer)