Form 10QSB
period 2004-09-30
NT MEDIA CORP OF CALIFORNIA INC
filed 2004-11-23
CIK 318622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
                                       to
                       ---------------    ---------------

                         Commission File Number 0-31012



                       NT MEDIA CORP. OF CALIFORNIA, INC.
        (Exact name of small business issuer as specified in its charter)




                DELAWARE                             94-3357128
   ----------------------------------     ----------------------------------
    (State of other jurisdiction of        (I.R.S. Employer Identification
     incorporation or organization)                   Number)


    5670 Wilshire Blvd., Suite 1400                      90069
         Los Angeles, California
 ----------------------------------------     ----------------------------
 (Address of Principal Executive Offices)              Zip Code


       Issuer's telephone number:                   (323) 445-4833


Common stock, no par value, 38,139,416 issued and outstanding as of November 1, 2004.

                                      INDEX

                                                                          Page

PART I - FINANCIAL INFORMATION..............................................1

   ITEM 1. FINANCIAL STATEMENTS.............................................1

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF  OPERATIONS.....10

   ITEM 3. CONTROLS AND PROCEDURES.........................................17

PART II - OTHER INFORMATION................................................18

   ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER  PURCHASES OF
           EQUITY SECURITIES...............................................18

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................18

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Balance Sheet (unaudited).....................................2

Consolidated Statements of Operations (unaudited)..........................3

Consolidated Statements of Cash Flows (unaudited)..........................5

Notes to Unaudited Consolidated Financial Statements.......................7

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2004

                                     ASSETS

CURRENT ASSETS:
  Cash                                                              $     1,970
  Film costs                                                            178,008
  Prepaid expenses                                                      175,589
  Due from related party                                                 12,717
  Interest receivable, related party                                     15,109
                                                                    -----------
     Total current assets                                               383,393
                                                                    -----------
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $15,386        1,398

OTHER ASSETS                                                              2,200
                                                                    -----------
           Total Assets                                             $   386,991
                                                                    ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                                  $   149,954
  Accrued liabilities                                                    41,275
  Accrued liabilities to related party                                  295,585
  Notes payable                                                         615,000
  Notes payable to related party                                         33,651
  Current portion of convertible notes payable, related party           250,000
  Accrued litigation settlement                                         100,000
                                                                    -----------
     Total current liabilities                                        1,485,465
                                                                    -----------
CONVERTIBLE NOTES PAYABLE, RELATED PARTY                                667,800
ACCRUED INTEREST, long term                                             135,947
                                                                    -----------
     Total liabilities                                                2,289,212
                                                                    -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value, 5,000,000 shares
     authorized, -0- issued and outstanding                                   -
  Common stock: $.001 par value, 100,000,000 shares
     authorized , 38,139,416 shares issued and outstanding               38,139
  Common stock subscribed, 719,996 shares                               (69,482)
  Additional paid-in-capital                                          1,779,544
  Deficit accumulated during the development stage                   (3,650,422)
                                                                    -----------
     Total stockholders' (deficit)                                   (1,902,221)
                                                                    -----------
       Total liabilities and stockholders' equity (deficit)         $   386,991
                                                                    ===========


                                        2
           See accompanying notes to consolidated financial statements

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                       2004           2003
                                                   -----------   ------------
REVENUE:                                           $         -   $          -
                                                   -----------   ------------
COSTS and EXPENSES:
  General and administrative                           165,043         91,089
  Depreciation and amortization                            839            839
                                                   -----------   ------------
  Total costs and expenses                             165,882         91,928
                                                   -----------   ------------
OPERATING (LOSS)                                      (165,882)       (91,928)
OTHER INCOME (EXPENSE):
  Interest income, related party                         1,042          1,500
  Interest expense                                     (18,903)          (795)
  Interest expense, related party                      (14,115)       (14,116)
  Loan fees                                           (392,952)        (3,000)
                                                   -----------   ------------
  Net other income (expense)                          (424,928)       (16,411)

                                                   -----------   ------------
                                                             -
NET (LOSS)                                         $  (590,810)  $   (108,339)
                                                   ===========   ============
Income (loss) per common share- basic and diluted  $     (0.02)  $      (0.00)
                                                   ===========   ============
Weighted average number of common shares
        outstanding:                                38,130,612     35,975,576
                                                   ===========   ============





















                                        3
           See accompanying notes to consolidated financial statements

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED) (Continued)
                                                                 FROM INCEPTION
                                                                 (JUNE 4, 1999)
                                             NINE MONTHS ENDED         TO
                                               SEPTEMBER 30,      SEPTEMBER 30,
                                             2004         2003         2004
                                         -----------  -----------  -----------
REVENUE:                                 $    60,000  $   155,000  $   383,589
                                         -----------  -----------  -----------
COSTS and EXPENSES:

General and administrative                   648,816      221,859    3,370,716
Depreciation and amortization                  2,518        2,517      130,120
Impairment of film costs                      11,500            -       11,500
Loss on litigation settlement                      -            -      100,000
                                         -----------  -----------  -----------
   Total costs and expenses                  662,834      224,376    3,612,336
                                         -----------  -----------  -----------
       OPERATING (LOSS)                     (602,834)     (69,376)  (3,228,747)

OTHER INCOME (EXPENSE):
  Interest income, related party               3,126        3,847       15,860
  Interest expense                           (26,935)      (1,245)     (36,187)
  Interest expense, related party            (42,894)     (42,571)    (219,606)
  Loan fees                                 (470,833)      (3,000)    (475,833)
  Debt forgiven                                    -            -      290,595
  Legal fees forgiven                              -            -       12,296
                                         -----------  -----------  -----------
       Net other income (expense)           (537,536)     (42,969)    (412,875)
                                         -----------  -----------  -----------
INCOME (LOSS) BEFORE TAXES                (1,140,370)    (112,345)  (3,641,622)

PROVISION FOR INCOME TAXES                         -            -       (8,800)
                                         -----------  -----------  -----------
NET (LOSS)                               $(1,140,370) $  (112,345) $(3,650,422)
                                         ===========  ===========  ===========
Income (loss) per common share-
  basic and diluted                      $     (0.03) $     (0.00)
                                         ===========  ===========
Weighted average number of common
  shares outstanding:                     37,501,472   32,455,573
                                         ===========  ===========











                                        4
           See accompanying notes to consolidated financial statements

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                  FROM INCEPTION
                                                                  (JUNE 4, 1999)
                                             NINE MONTHS ENDED         TO
                                               SEPTEMBER 30,       SEPTEMBER 30,
                                             2004         2003         2004
                                         -----------  -----------  -----------
CASH FLOWS FROM (TO)OPERATING ACTIVITIES:
  Net loss                               $(1,140,370) $  (112,345) $(3,650,422)
  Adjustments to reconcile net loss
     to net cash used in operations:
  Stock issued for services                  188,500       25,000      213,500
  Stock issued for loan fees                 423,000            -      423,000
  Options issued for services                 40,870            -       60,370
  Depreciation and amortization                2,518        2,517      130,120
  Impairment loss                                  -            -      180,328
  Impairment of film costs                    11,500            -       11,500
  Operating expenses paid by reducing
     note receivable                               -            -       10,000
  Legal fees forgiven                              -            -      (12,296)
  Debts forgiven                                   -            -     (290,596)
  Changes in operating assets and
     liabilities:
    Accounts receivable                            -      (23,000)           -
    Advances to officer                            -      (29,000)           -
    Interest receivable                       (2,626)      (3,597)     (15,109)
    Prepaid expenses                        (175,589)           -     (175,589)
    Other assets                              (2,000)           -       (2,200)
    Deferred revenue                                      (30,000)           -
    Litigation settlement                          -            -      100,000
    Accounts payable and accrued expenses     81,462       25,130      420,173
    Accrued expenses, related party          156,330       37,926      420,575
                                         -----------  -----------  -----------
      Net cash (used in) operating
             activities                    (416,405)     (107,369)  (2,176,645)
                                         ----------   -----------  -----------
CASH FLOWS FROM (TO)INVESTING ACTIVITIES:
  Notes receivable from officers                  -             -      (45,048)
  Proceeds from notes receivable
     from officers                                -             -       35,048
  Notes receivable, related parties               -       (50,000)     (50,000)
  Proceeds from notes receivable,
     related parties                              -        50,000       50,000
  Investment in property and equipment            -             -      (18,879)
  Investment in film costs                 (165,508)            -     (189,508)
  Investment in web site development costs        -             -     (292,968)
                                         ----------   -----------  -----------
      Net cash (used in) investing
             activities                    (165,508)            -     (511,355)
                                         ----------   -----------  -----------



                                        5
           See accompanying notes to consolidated financial statements

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED) (Continued)
                                                                  FROM INCEPTION
                                                                  (JUNE 4, 1999)
                                             NINE MONTHS ENDED         TO
                                               SEPTEMBER 30,       SEPTEMBER 30,
                                             2004         2003         2004
                                         -----------  -----------  -----------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Proceeds from issuance of common stock     24,223        92,453    1,102,630
  Payment of offering costs                  (2,823)       (9,222)     (51,299)
  Proceeds from note payable                570,000        45,000      615,000
  Proceeds from note payable,related party   36,500        39,037      212,842
  Payment of note payable, related party    (53,413)      (55,365)    (107,003)
  Proceeds from issuance of convertible notes     -             -      917,800
                                         ----------   -----------  -----------
      Net cash provided by financing
             activities                     574,487       111,903    2,689,970
                                         ----------   -----------  -----------
                                                                             -
          NET INCREASE (DECREASE) IN CASH    (7,426)        4,534        1,970

          CASH, BEGINNING OF PERIOD           9,396         5,084            -
                                         ----------   -----------  -----------
                                                                             -
          CASH, END OF PERIOD            $    1,970   $     9,618  $     1,970
                                         ==========   ===========  ===========



























                                        6
           See accompanying notes to consolidated financial statements

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

NOTE 2.  NOTES PAYABLE

On March 22, 2004, the Company obtained a note payable in the amount of $100,000 with interest at the rate of 10% per year. The note is due on March 22, 2005 or upon the Company raising additional funds of $100,000, whichever occurs first. In connection with this loan, the Company paid loan fees of $10,000 to Astor. The loan fee was recorded as a prepaid expense and will be amortized over the one-year term of the loan.

On April 29, 2004, the Company obtained a note payable in the amount of $100,000 with interest at the rate of 12% per year. The note was due on July 29, 2004 or upon the Company raising additional funds of $100,000, whichever occurs first, and has been extended by mutual consent. In connection with this loan, the Company paid loan fees of 300,000 shares of its common stock to the lender and $10,000 to Astor. The shares were valued at the market price of the common stock on April 29, 2004 of $0.12 per share, for a total of $36,000. The loan fees were recorded as a prepaid expense and were amortized over the term of the loan.

On June 17, 2004, the Company obtained a note payable in the amount of $120,000 with interest at the rate of 12% per year. The note was due on August 28, 2004 or upon the Company raising additional funds of $100,000, whichever occurs first, and was extended by mutual consent. In connection with this loan, the Company paid loan fees of 300,000 shares of its common stock to the lender and $12,000 to Astor. The shares were valued at the market price of the common stock on June 17, 2004 of $0.84 per share, for a total of $252,000. The loan fees were recorded as a prepaid expense and were amortized over the term of the loan.

On June 30, 2004, the Company obtained a note payable in the amount of $200,000 with interest at the rate of 10% per year. The note was due on September 17, 2004 or upon the Company raising additional funds of $100,000, whichever occurs first, and has been extended by mutual consent. In connection with this loan, the Company paid loan fees of 150,000 shares of its common stock to the lender and $20,000 to Astor. The shares were valued at the market price of the common

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

stock on June 30, 2004 of $0.90 per share, for a total of $135,000. The loan fees were recorded as a prepaid expense and were amortized over the term of the loan.

On July 22, 2004, the Company obtained a note payable in the amount of $50,000 with interest at the rate of 10% per year. The note is due on July 22, 2005 or upon the Company raising additional funds of $50,000, whichever occurs first. In connection with this loan, the Company paid loan fees of $5,000 to Astor Capital, Inc. ("Astor"), a related party entity which owns approximately 6.3% of the Company's outstanding common stock and in which a director has an equity interest. The loan fee was recorded as a prepaid expense and will be amortized over the one-year term of the loan.

NOTE 3.  EARNINGS PER SHARE

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive.

NOTE 4.  RELATED PARTY TRANSACTIONS

On February 26, 2004, the Company borrowed $30,000 from the President and Chief Executive Officer of Universal Detection Technology. This President and Chief Executive Officer is an affiliate of the Company's Secretary / Director. The note payable bears interest at a rate of 5% per year and was due May 26, 2004 but was extended by mutual consent. During the three months ended March 31, 2004, the notes payable totaling $50,000 to Universal Detection Technology were paid in full.

On January 28 and February 4, 2004, the Company borrowed $2,000 and $4,000, respectively from Astor The notes bear interest at 0% and are due on demand. The notes may be extended by mutual consent.

On October 1, 2002, the Company engaged Astor as its investment banker and advisory services consultant. During June 2003, the agreement with Astor was amended and extended through June 2004 and was automatically renewed thereafter. The current agreement calls for monthly payments of $25,000 to Astor in addition to payments of 10% of all debt and equity raised.

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 5.  STOCKHOLDERS' EQUITY

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

On August 10, 2004, the Company entered into an agreement for advisory and consulting services in connection with its general business and corporate affairs matters. The agreement will terminate on December 31, 2004. As compensation, the consultant received 10,000 shares of the Company's common stock, valued at $8,500, the fair market value of the shares on August 10, 2004. The consultant was also granted an option to purchase 50,000 shares of the Company's common stock at prices ranging from $1.00 to $2.00 per share. The option was valued at $40,870, the fair market value using the Black-Scholes model for American options. Significant assumptions were a volatility of 250%, risk free interest rate of 2.89% and expected life of three years. The shares and warrants have been recorded as prepaid consulting fees and are being amortized over the term of the consulting agreement.

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

During the second quarter of 2001, the Company's management determined that pursuing Ecast's business did not offer the Company sufficient potential for growth and profitability. Consequently, the Company commenced to close down Ecast's business and adopted a new "growth through acquisition" strategy. Pursuant to this new growth strategy, the Company intends to identify and investigate various acquisition targets currently operating in complimentary industries including film and television production companies, commercial broadcast design companies, interactive game developers, interactive television design and production companies.

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

Operating Results for the Quarters Ended September 30, 2004 and 2003

The Company realized no revenue for the quarter ended September 30, 2004 or September 30, 2003.

Operating expenses increased from $91,928 in the third quarter of 2003 to $165,882 in the third quarter of 2004. This substantial increase was due primarily to: (i) increased investor relations and public relations costs and
(ii) increased professional fees.

The Company realized an operating loss of $165,882 for the quarter ended September 30, 2004 compared to an operating loss of $91,928 in the same quarter of 2003. This operating loss for the quarter ended September 30, 2004 reflects the lack of revenues and the substantial increase in operating expenses incurred during the third quarter of 2004.

Other expenses increased from $16,411 in the quarter ended September 30, 2003 to $424,928 in the same quarter of 2004 . Interest income remained substantially unchanged while interest expense increased from $795 in the third quarter of 2003 to $18,903 for the quarter ended September 30, 2004 due to increased borrowing by the Company. The Company also incurred loan fees of $392,952 including cash paid and stock based compensation given during the third quarter of 2004, also due to increased borrowing during the quarter. Loan fees of $3,000 were paid in the quarter ended September 30, 2003.

The Company's total net loss for the third quarter of 2004 increased substantially from a net loss of $108,339 in the quarter ended September 30, 2003 to a total net loss of $590,810 in the quarter ended September 30, 2004. The net loss in the third quarter of 2004 reflected not only the increase in general and administrative expenses and loan fees but also the continuing absence of revenues during the third quarter of 2004.

In addition to the Company's current activities, the Company plans to increase its business operations and revenue generation from the acquisition of one or more companies adding additional lines of business to the Company's operations. Such acquisitions may take the form of the purchase of assets, a corporate merger or some other transaction designed to have the Company own and continue operating the acquired businesses. .

Operating Results for the Nine Months Ended September 30, 2004 and 2003

The Company realized $60,000 of revenue for the nine months ended September 2004 which represents a substantial decrease compared to revenues of $155,000 for the same period of 2003. This decrease was due primarily to the absence of revenues in the first and third quarters and reduced revenue generated through consulting fees (with respect to business development and strategy consulting) and to the reduced revenues from Ecast's discontinued lines of business.

Operating expenses increased from $224,376 in the first nine months of 2003 to $662,834 in the first nine months of 2004. This substantial increase was due primarily to: (i) professional fees, and costs relating to preparation of the Company's SEC reports, (ii) additional fees incurred in the second quarter related to the Company's 2004 Equity Incentive Plan and (iii) increased investor relations and public relations expenses.

The Company realized an operating loss of $602,834 for the nine months ended September 30, 2004 compared to an operating loss of $69,376 in the same period of 2003. This operating loss for the nine months ended September 30, 2004 reflects the decrease in revenues and the significant increase in operating expenses incurred during the first nine months of 2004.

Other expenses increased from $42,969 in the nine months ended September 30, 2003 to $537,536 in the same period of 2004. Interest income remained substantially unchanged while interest expense increased to $69,829 for the nine months ended September 30, 2004 compared to $43,816 incurred during the same period of 2003. This increase was due to the Company's increased borrowing during 2004. Loan fees of $470,833 were incurred in the first nine months of 2004 while $3,000 of such fees were paid in the same period in 2003 due to the increased cost of obtaining loan funds.

The Company's total net loss for the first nine months of 2004 increased substantially from $112,345 in the nine months ended September 30, 2003 to a total net loss of $1,140,370 in the nine months ended September 30, 2004. The larger net loss in the first nine months of 2004 reflected not only the increase in general and administrative expenses, regulatory compliance costs, product development and marketing costs and loan fees but also the reduction in revenues during the first nine months of 2004.

Off-Balance Sheet Arrangements
------------------------------
During the quarter ended September 30, 2004, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

Liquidity and Sources of Capital

The Company has incurred significant operating losses for the last three fiscal years and, as of September 30, 2004, the Company had an accumulated deficit of $3,650,422. At September 30, 2004 the Company had $1,970 of cash or cash equivalents and a net working capital deficit of $1,102,072.

During the last three years, both the Company and its wholly-owned subsidiary, Ecast, have been dependent on borrowed or invested funds in order to finance their ongoing operations. As of September 30, 2004, Ecast had $620,000 in outstanding debt represented by 6% convertible notes while NT Media had $297,800 in outstanding debts represented by 6% convertible notes. Such notes had been issued to two of the Company's major stockholders. $250,000 of these two loans is now classified as current liabilities. During the nine months ended September 30, 2004, the Company borrowed a total of $606,500 at interest rates of 5%, 10% and 12% per year. The Company has also issued stock in payment for services and $423,000 for loan fees. The Company anticipates having to continue to borrow funds or obtain additional equity capital to provide working capital to the Company.

During the quarter ended September 30, 2004 the Company raised the following capital from outside sources:

     1. The Company borrowed $50,000 from an unrelated third party and in conjunction with this loan, the Company paid loan fees of $5,000 to a related party entity in which a company director has an equity interest


The audit report of NT Media's independent accountants for the year ended December 31, 2003 includes a "going concern" explanation. In the accountant's opinion, the Company's limited operating history and the accumulated net deficit as of December 31, 2003, raised substantial doubt about its ability to continue as a going concern.

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

As of September 30, 2004, NT Media's principal commitments include an obligation under a month-to-month lease of $500 per month for the Company's corporate offices. If adequate funds are not otherwise available, management believes that its officers and directors will contribute capital amounts necessary to fund the Company's ongoing expenses.

Factors Affecting Future Operating Results

The Company has incurred losses since inception and has not generated sufficient revenues to cover its expenses during 2003 and the first nine months of 2004. As a result of the losses and negative cash flows from operations, the Company's ability to continue operations will depend on its ability to generate increased revenues and the availability of outside financing for working capital. If the Company is unable to generate sufficient revenues in the near future to cover its expenses or obtain outside capital to cover operating expenses, it may be unable to expand or maintain business operations.

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

NT Media may acquire interests in various television or movie concepts, program pilots and other proprietary rights in the entertainment field. If NT Media is unable to protect these proprietary rights, the value of such rights could be impaired and it could lose profit potential. NT Media regards its trademarks, trade secrets and similar intellectual property as valuable to its business, and relies on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, partners and others to protect its proprietary rights. There can be no assurance that the steps taken by NT Media will be adequate to prevent misappropriation or infringement of its proprietary property. NT Media currently has one of its trademarks registered with the United States Patent and Trademark Office.

The Company is attempting to develop several programs for possible film or television presentation. These projects may not find financial backing or be commercially viable.

At September 30, 2004, the Company had loans of approximately $1,566,451 owed primarily to two stockholders of the Company and bearing interest at 5% to 12% per annum. The interest represented by these loans is accruing and will be payable upon the expiration of the loans. If the Company were unable to obtain sufficient cash to repay these loans when due or was unable to negotiate alternative terms with such loan holder, the Company would be in default on such loans. Any such default would give rise to legal remedies against NT Media or its subsidiary. $917,800 of the Company's loans are represented by convertible notes. These notes bear interest at 6% per annum which has accrued to $199,827 as of September 30, 2004. These notes can be converted into shares of the Company's common stock at a conversion price equal to the average bid price per share prevailing at the time of conversion. The notes cannot be converted unless and until: (i) the Company's shares are trading publicly and (ii) the shares underlying the notes have been registered for resale under the Securities Act of 1933. These notes have a term of five years at which time the notes will automatically convert into shares of common stock. When and if these creditors were to convert all or substantially all of these notes into the Company's common stock, such a conversion would have a significant dilutive affect.

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

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Sales of Unregistered Securities During the Quarter

On July 2, 2004, the Company issued 200,000 shares of its common stock to a consultant in exchange for services providing investor relation and communications primarily in the Middle East. The shares are subject to forfeiture if the consulting agreement is terminated prior to the expiration of its one year term. The consultant resides outside the United States and is not deemed to be a "U.S. person" as that term is defined under Regulation S. The consultant represented that he was acquiring such shares for his own account. Both the offer and the sale of the shares were made outside the United States and are deemed to be "offshore transactions" as that term is defined under Regulation S. The share certificate will contain a legend indicating that such shares can only be transferred in compliance with the provisions of Regulation
S. In light of the foregoing, such issuance was deemed exempt from registration pursuant to Regulation S of the under the Securities Act of 1933 (the "1933 Act"). The shares are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and the certificate(s) evidencing the shares bear a legend stating the restrictions on resale.

On July 22, 2004, the Company issued a short-term promissory note in the principal amount of $50,000 with an unaffiliated foreign entity domiciled outside the United States. The note is due on July 22, 2005 and bears interest at the rate of 10% per year. The lender represented that it was purchasing such note for its own account. Both the offer and the sale of the note were made outside the United States and are deemed to be "offshore transactions" as that term is defined under Regulation S. The promissory note will contain a legend indicating that such security can only be transferred in compliance with the provisions of Regulation S. In light of the foregoing, such sale was deemed exempt from registration pursuant to Regulation S of the 1933 Act.

On August 10, 2004, the Company issued 10,000 shares of common stock in payment for operational consulting. The issuance of stock was made in reliance upon the exemption from registration set forth in Section 4(2) of the 1933 Act as a transaction not involving a public offering and made to one consultant of the Company. The shares are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and the share certificate bears a legend stating the restrictions on resale.

Prior issuances of the Company's common stock or promissory notes during fiscal years 2002 and 2003 and during the first six months of 2004 have been reported in the Company's prior Form 10-QSB's and Form 10-KSB for the year ended December 31, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

        31.1. Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2. Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32. Certification by CEO and CFO pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

    (b) Reports on Form 8-K:

        None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 22, 2004          NT MEDIA CORP. OF
                                   CALIFORNIA, INC.


                                   /s/ Chris Briggs
                                   ----------------------------------------
                                   Chris Briggs, President and Chief
                                   Financial Officer
                                   (Principal Accounting Officer)