Form 10KSB
period 2004-12-31
NT MEDIA CORP OF CALIFORNIA INC
filed 2005-05-20
CIK 318622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-KSB

                               ------------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004
                         Commission File Number 0-31012

                    NT MEDIA CORPORATION OF CALIFORNIA, INC.
                 (Name of Small Business Issuer in Its Charter)

            Delaware                                     94-3357128
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

          8899 Beverly Blvd., Suite 624, Los Angeles, California 90048

              (Address of Principal Executive Offices and Zip Code)

                                 (323) 445-4833

                (Issuer's Telephone Number, including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.001 par value

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.|X|

      The issuer's revenues for its most recent fiscal year were $60,000.

      Based on the closing sale price on the OTC Bulletin Board on May 16, 2005, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $11,705,254. For purposes of this computation, all directors and executive officers of the registrant are considered to be affiliates of the registrant, as well as individual shareholders holding more than 10% of the registrant's outstanding common stock. This assumption is not to be deemed an admission by the persons that they are affiliates of the registrant.

      The number of shares outstanding of the registrant's common stock as of May 16, 2005, was 38,347,000.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                    NT MEDIA CORPORATION OF CALIFORNIA, INC.
                                   Form 10-KSB
                   For the Fiscal Year Ended December 31, 2004

                                TABLE OF CONTENTS

                                                                                                       Page
NT MEDIA CORPORATION OF CALIFORNIA, INC. Form 10-KSB For the Fiscal Year Ended December 31, 2004.........i
PART I...................................................................................................1
         Item 1.           Description of Business.......................................................1
                                    General..............................................................1
Governmental Approval....................................................................................2
Marketing and Sales......................................................................................3
Manufacturing............................................................................................3
Research and Development.................................................................................3
Employees................................................................................................3
Competition..............................................................................................3
Intellectual Property....................................................................................3
         Item 2.     Description of Property.............................................................4
         Item 3.     Legal Proceedings...................................................................4
         Item 4.     Submission of Matters to a Vote of Security Holders.................................4
PART II..................................................................................................4
         Item 5.     Market for Common Equity and Related Stockholder Matters............................4
                              Recent Sales of Unregistered Securities....................................5
         Item 6.     Management's Discussion and Analysis or Plan of Operation...........................5
                              Cautionary Statements and Risk Factors.....................................9
         Item 7.     Financial Statements...............................................................13
         Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial
                     Disclosure.........................................................................13
         Item 8A.    Controls and Procedures............................................................13
         Item 8B.    Other Information..................................................................14
PART III................................................................................................14
         Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with
  Section 16(a) of the Exchange Act..................................................14

                              Directors, Executive Officers and Key Employees...........................14
                              Business Experience.......................................................15
                              Section 16(a) Beneficial Ownership Reporting Compliance...................15
         Item 10.    Executive Compensation.............................................................16
                              Executive Compensation....................................................16
Value...................................................................................................17
                              Compensation of Directors.................................................17
         Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related
                     Stockholder Matters................................................................17
         Item 12.    Certain Relationships and Related Transactions.....................................18
         Item 13.    Exhibits and Reports on Form 8-K...................................................19
         Item 14.    Principal Accountant Fees and Services.............................................19

                                     PART I

Forward Looking Statements

      This Annual Report on Form 10-KSB includes "forward-looking statements." These include, among others, the statements about our plans and strategies under the headings "Description of Business" and "Management's Discussion and Analysis or Plan of Operation." When used in this document and the documents incorporated herein by reference, the words "believe," "expect," "anticipate," "intend," "plan," "estimate," or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those we express in the forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a product company like ours operating in a competitive environment, factors that could significantly impact expected results include: the development of products in a timely and cost effective manner; the commercial acceptance of our products; the effect of national and local economic conditions; our outstanding indebtedness; the loss of key employees or collaborative partners; competition from products developed by other companies; the ability to attract and retain employees; and the ability to identify and consummate relationships with strategic partners, as well as risks set forth in "Management's Discussion and Analysis or Plan of Operation." Although we believe that our plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve these plans, intentions, or expectations. Actual results may differ materially from the forward-looking statements made in this Annual Report.

Item 1. Description of Business

General

      We primarily are engaged in the business of developing, producing and distributing programming for the entertainment industry.

      We  are  pursuing  the  development  of  independent   feature  films  and
production of direct to home viewing programs. We routinely explore opportunities that are brought to us by various creators and producers in the entertainment industry. If we determine that a project could be commercially appealing, we attempt to enter into partnership agreements with other entities in order to manage some of the financial risk. We are not limited by the types of projects, but rather any projects which are financially viable. We look for development and production cycles which are relatively shorter in nature. Our ability to develop any project is principally dependent on our ability to raise capital to fund the project, which is very difficult due to our current financial conditions and lack of history in the market. Accordingly, we are very limited in our ability to develop or produce projects that we find are commercially appealing and financially viable.

      In August of 2003, we entered into a Production Draw/Consulting Agreement with Graham Taylor of Sabotage Productions. We agreed to pay Mr. Taylor a sum of $3,500 per month in lieu of his full producer's fee of $50,000 (estimated) on a feature film to be designated in the future. We paid monthly fees aggregating $24,000 during 2003.

      In December 2003, we entered into a production agreement with RG Productions for the production of a feature film. We paid RG Productions an initial fee of $10,000 for the right to recoup 150% of its investment upon RG Productions' completion of any of the entertainment projects it currently had in development. We will also have rights to participate in future projects on terms to be negotiated at that time. To date, there have been no projects produced pursuant to this agreement.

      During the third quarter of 2004, we abandoned our plans to complete production of project entitled "Rap Battle" due to the additional costs and risks which would be incurred, as well as, our limited personnel resources. As a result of this decision, we sold our interest in this project to a Riddle Records, Inc., a related party, in exchange for the reimbursement of all of our production costs incurred to date, which totaled $12,717 Riddle Records purchased all of our interest in and to this project with a promissory note payable to us on December 31, 2005.

      During the third quarter of 2004, we entered into an agreement with SU Productions, LLC to form a limited liability corporation named SU Distribution LLC ("SUD"). SUD is owned 51% by us and 49% by SU Productions LLC. During the fourth quarter of 2004, SUD completed production of the first three episodes of an adult-themed "direct to DVD" program entitled "Strippers Untamed." Upon completion of production, SUD began test marketing and distribution efforts through the use of commercials and infomercials. SUD has engaged a third party telemarketing company to receive and process all orders, as well as, a third party fulfillment company to complete delivery of the orders. SUD manufactured an inventory of the project with a current retail value of approximately $175,000. As of the date of this filing, SUD's distribution efforts have just begun and to date no meaningful sales have yet to be achieved.

      We are a Delaware corporation and were incorporated on March 14, 2000.

Governmental Approval

      We are not presently aware of any governmental agency approval required for any of our existing operations or operations of our targeted acquisitions. We are subject to Federal Trade Commission regulation and other federal and state laws relating to the development, production, and distribution of entertainment programming. There are additional limitations relating to the distribution of adult oriented product. We believe that we are in compliance with all laws, rules, and regulations material to our operations.

Marketing and Sales

      Currently, marketing efforts have been exclusively in the form of direct response marketing on television commercials; however, we are evaluating all other distribution channels and opportunities.

Manufacturing

      Currently, we do not have any in-house manufacturing or distribution capabilities. Through SUD, we engaged third party vendors to manufacture, package and physically distribute "Strippers Untamed."

Research and Development

      We did not spend any money on research and development for the years ended December 31, 2004 and 2003. We currently intend to focus substantially all of our efforts and resources on developing new projects or acquiring completed product for distribution in the various entertainment markets, including, direct to home viewing, television, and independent feature films.

Employees

      As of May 16, 2005, we had one employee. We also employ outside consultants from time to time to provide various services. None of our employees are represented by a labor union. We consider our employee relations to be good.

Competition

      We are competing with a wide variety of companies in the entertainment industry. These competitors range from media companies to conglomerates and studios. In addition, as the entertainment and media services and offerings become more expansive and more numerous, better financed and established entities may expand into, acquire, invest or continue to consolidate within the industry, thus increasing the competitive pressures that we face.

Intellectual Property

      We own the service mark "Neurotrash" registered in the United States Patent and Trademark Office under Certificate of Registration 2,450,157 dated May 8, 2001.

Item 2. Description of Property

      We currently lease our corporate headquarters which is located at 8899 Beverly Blvd., Suite 624, Los Angeles, California 90048 and our mailing address is P.O. Box 69404, Los Angeles, CA 90069.

Item 3. Legal Proceedings

      Management is aware of a threatened litigation matter involving the nonpayment of certain legal fees. The claim for this matter is approximately $9,000.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      Our common stock is traded on the OTC Bulletin Board under the symbol "NTMM." The following table sets forth the high and low sales prices of our common stock on the OTC Bulletin Board for the periods indicated, as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                          High            Low

      Year Ended December 31, 2003
      First Quarter                                    $  0.09         $ 0.01
      Second Quarter                                      1.40           0.12
      Third Quarter                                       0.50           0.05
      Fourth Quarter                                      0.25           0.10

      Year Ended December 31, 2004
      First Quarter                                     $ 0.20         $ 0.12
      Second Quarter                                      1.01           0.11
      Third Quarter                                       1.23           0.70
      Fourth Quarter                                      0.90           0.51

      As of May 16, 2005, we had 109 shareholders of record of our common stock.

Dividends

      We do not currently pay any dividends on our common stock, and we currently intend to retain any future earnings for use in our business. Any future determination as to the payment of dividends on our common stock will be at the discretion of the Board of Directors and will depend on our earnings, operating and financial condition, capital requirements and other factors deemed relevant by the Board of Directors, including the General Corporation Law of the State of Delaware. The declaration of dividends on our common stock also may be restricted by the provisions of credit agreements that we may enter into from time to time.

Recent Sales of Unregistered Securities

      During the fourth quarter of fiscal 2004, we issued the following securities which were not registered under the Securities Act of 1933, as amended. No offer or sale of the securities was made to a person in the United States. We believe that each purchaser of securities was not a U.S. person as defined in Rule 902(k) of Regulation S and did not acquire the securities for the account or benefit of any U.S. person. We did not engage in any directed selling efforts in the United States. For these reasons, among others, the offer and sale of the following securities were not subject to Section 5 of the Securities Act by virtue of Regulation S promulgated by the SEC under the Securities Act:

      o During the period beginning October 1, 2004, and ending December 31, 2004, we were engaged in an offering of an aggregate of 172,584 shares of common stock for a total purchase price of $103,649. We incurred $10,365 in placement fees, and our net proceeds were $93,284.

Item 6. Management's Discussion and Analysis or Plan of Operation

Caution About Forward-Looking Statements

This Form 10-KSB includes "forward-looking" statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like we "expect," "anticipate" or "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We do not undertake to update the information in this Form 10-KSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-KSB and should be considered carefully.

Overview

      We primarily are engaged in the business of developing, producing and distributing programming for the entertainment industry. We are pursuing the development of independent feature films and production of direct to home viewing programs. We also continue to explore new opportunities that may emerge.

      Over the next twelve-month period, we anticipate needing the following operating capital amounts:

            Purpose                                                     Amount
----------------------------------------                               -------
Growth Capital for Acquired Subsidiaries                             $ 300,000
Additional Employees                                                 $ 100,000
Marketing and Public Relations Campaigns                             $ 300,000
Participation in Industry and Trade Functions                        $  50,000
Ongoing Operations                                                   $ 500,000

      Outside financing will continue to be necessary to meet our anticipated working capital needs for the foreseeable future. We anticipate that our major stockholders will make capital investments or loans of convertible debt to pay our operating expenses for the foreseeable future but, we cannot assure you that they will commit to making the necessary capital investments or loans.. Cash requirements may also be met through the cash flow of acquired subsidiary operations if our acquisition strategy is realized during the current year. Given our current financial position for the immediate future, we expect to operate our current lines of business under strict budgetary constraints in order to keep operating expenses as low as possible until new core businesses are acquired. We will attempt to negotiate extensions of our debt obligations or negotiate for the conversion of some or all of our debt into equity, however, we cannot assure you that we will be successful.

Results of Operation

Operating Results for the Years Ended December 31, 2004 and 2003

We realized $62,132 of revenue for the year ended December 31, 2004, which represents a substantial decrease compared to revenues of $155,000 for the same period of 2003. This 59.9% decrease was due primarily to reduced revenue generated through consulting fees (with respect to business development and strategy consulting) and to the reduced revenues from Ecast's discontinued lines of business.

Operating expenses increased by $289,154 for the year ended December 31, 2004, as compared to the year ended December 31, 2003. This substantial increase was due primarily to: (i) professional fees, marketing fees and consulting fees, and
(ii) increased investor relations and public relations expenses.

We realized an operating loss of $886,047 for the year ended December 31, 2004 compared to an operating loss of $504,025 in the same period of 2003 an increase of $382,022 or 76.8%. This operating loss for the year ended December 31, 2004, reflects the decrease in revenues and the significant increase in operating expenses incurred during 2004 and expenses related to the development and production of our projects.

Other expenses increased from other income of $197,946 during the year ended December 31, 2003 to an expense of $574,708 during the same period of 2004. Interest income remained substantially unchanged while interest expense increased to $104,293 for the year ended December 31, 2004 compared to $66,430 incurred during the same period of 2003. This increase was due to our increased borrowing during 2004. Loan fees of $474,583 were incurred in 2004 while $5,000 of such fees were incurred in the same period in 2003 due to the increased cost of obtaining loan funds. This is due to the fact that we borrowed a much greater amount in 2004 than in 2003. In addition, we received a forgiveness of debt of $264,124 during 2003 and $0 in 2004.

Our total net loss for the year ended December 31, 2004, increased substantially from $307,679 for the year ended December 31, 2003 to $1,460,755 for the year ended December 31, 2004. The 375% increase in our net loss in 2004 reflected not only the increase in general and administrative expenses, regulatory compliance costs, product development and marketing costs and loan fees, but also the reduction in revenues.

Liquidity and Sources of Capital

We have incurred significant operating losses for the last three fiscal years and, as of December 31, 2004, we had an accumulated deficit of $3,957,801. At December 31, 2004, we had $12,842 of cash or cash equivalents and a net working capital deficit of $1,482,817.

During the last three years, both our company and our wholly-owned subsidiary, Ecast, have been dependent on borrowed or invested funds in order to finance their ongoing operations. As of December 31, 2004, Ecast had $620,000 in outstanding debt represented by 6% convertible notes while we had $297,800 in outstanding debts represented by 6% convertible notes. These notes have been issued to two of our major stockholders, of which $410,000 is now classified as current liabilities. During the year ended December 31, 2004, we borrowed a total of $606,500 at interest rates ranging from 5% to 12% per year. We have also issued stock in payment for marketing services and $423,000 for loan fees. We anticipate having to continue to borrow funds or obtain additional equity capital to provide our working capital.

During the year ended December 31, 2004, we sold 604,250 shares of common stock for $127,872. We paid offering costs of $2,423 to Astor Capital, Inc., a related party and $10,765 to an unrelated party.

The audit report of our independent registered public accounting firm for the year ended December 31, 2004 includes a "going concern" explanation. In the accountant's opinion, our limited operating history and the accumulated net deficit as of December 31, 2004, raised substantial doubt about our ability to continue as a going concern.

Due to our limited cash flow, operating losses and intangible assets, it is unlikely that we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from our major stockholders and other outside sources in order to fund our current operations. If these outside sources are unwilling or unable to provide necessary working capital to us, we would probably not be able to sustain our operations. There is no written agreement or contractual obligation which would require our outside sources to fund our operations up to a certain amount or indeed continue to finance our operations at all. The NT Media and Ecast notes are voluntarily convertible when our or Ecast's securities (as the case may be) are trading publicly and the underlying stock of the convertible notes has been registered with the SEC and declared effective. It is mandatory that they must be converted or paid on the fifth year of their anniversary date. Thus, the current convertible notes would be automatically converted during 2005, 2006, and 2007 unless they become eligible for conversion prior to that time.

If we are unable to pay our debt as it becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish andy all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

As of December 31, 2004, our principal commitments include an obligation under a month-to-month lease of $500 per month for our corporate offices.

At December 31, 2004, we had loans of approximately $1,566,451 owed primarily to two of our stockholders and bearing interest at 5% to 12% per annum. The interest represented by these loans is accruing and will be payable upon the expiration of the loans. If we are unable to obtain sufficient cash to repay these loans when due or are unable to negotiate alternative terms with such loan holder, we would be in default on such loans. Any such default would give rise to legal remedies against us or our subsidiary. $917,800 of our loans are represented by convertible notes. These notes bear interest at 6% per annum which has accrued to $213,594 as of December 31, 2004. These notes can be converted into shares of our common stock at a conversion price equal to the average bid price per share prevailing at the time of conversion. The notes cannot be converted unless and until: (i) our shares are trading publicly and
(ii) the shares underlying the notes have been registered for resale under the Securities Act of 1933. These notes have a term of five years at which time the notes will automatically convert into shares of common stock. When and if these creditors were to convert all or substantially all of these notes into our common stock, such a conversion would have a significant dilutive affect.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements require management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, we evaluate the estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates.

Also see Note 3 to the consolidated financial statements included elsewhere in this Form 10-KSB for a summary of our significant accounting policies.

Cautionary Statements and Risk Factors

      The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition could suffer. In that event the trading price of our common stock could decline, and our shareholders may lose all or part of their investment in our common stock. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

Our independent auditors' report expresses doubt about our ability to continue as a going concern.

      Our independent auditors' report, dated April 28, 2005, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2004. We have experienced operating losses since the date of the auditors' report and in prior years. Our auditors report may impede our ability to raise additional capital on terms acceptable to us. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors. If we are unable to continue as a going concern, your entire investment in us could be lost.

Our failure to timely pay our indebtedness may require us to consider steps that would protect our assets against our creditors.

      If we cannot raise additional capital, we will not be able to repay our debt or pursue our business strategies as scheduled, or at all, and we may cease operations. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms. In the aggregate, as of December 31, 2004, we have approximately $1.8 million in debt obligations, including interest, owing within the next 12 months. As of December 31, 2004, we have verbal extensions with respect to approximately $1.3 million of this debt to a date to be mutually agreed upon by us and each of the respective noteholders. However, we cannot assure you that any of these noteholders will continue to extend payment of these debt obligations or ultimately agree to revise the terms of this debt to allow us to make scheduled payments over an extended period of time. We have limited cash on hand and we do not expect to generate material cash from operations within the next 12 months. We have attempted to raise additional capital through debt or equity financings and to date have had limited success. The down-trend in the financial markets has made it extremely difficult for us to raise additional capital. In addition, our common stock trades on The Over the Counter Bulletin Board which makes it more difficult to raise capital than if we were trading on the Nasdaq Stock Market. Also, our default in repaying our debt restricts our ability to file registration statements, including those relating to capital-raising transactions, on Form S-3, which may make it more difficult for us to raise additional capital. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

We have a history of losses and we do not anticipate that we will be profitable in fiscal 2005.

      We have incurred losses since inception and have not generated sufficient revenues to cover our expenses during 2003 and 2004. We had an accumulated deficit of approximately $3.96 million as of December 31, 2004. During the fiscal 2004, we incurred a net loss of approximately $1.46 million. Achieving profitability depends upon numerous factors, including out ability to raise additional capital in order to produce projects, which in turn will generate sales. We do not anticipate that we will be profitable in fiscal 2005. As a result of the losses and negative cash flows from operations, our ability to continue operations will depend on our ability to generate increased revenues and the availability of outside financing for working capital. If we are unable to generate sufficient revenues in the near future to cover our expenses or obtain outside capital to cover operating expenses, we may be unable to expand or maintain business operations.

If we obtain financing, existing shareholder interests may be diluted.

      If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our shareholders will be diluted. In addition, any convertible securities issued may not contain a minimum conversion price, which may make it more difficult for us to raise financing and may cause the market price of our common stock to decline because of the indeterminable overhang that is created by the discount to market conversion feature. In addition, any new securities could have rights, preferences and privileges senior to those of our common stock. Furthermore, we cannot assure you that additional financing will be available when and to the extent we require or that, if available, it will be on acceptable terms.

Our reliance on third parties for development of our products may affect our future prospects.

      We do not maintain our own production facilities. Do to the limited number of employees, we are reliant on third parties to enter into agreements with us, in which case, we finance and co-produce the projects with them. To the extent that third parties do not continue to enter into agreements with us, we will be solely reliant on developing and producing projects with only 1 employee.

We have limited experience in and resources for our industry.

      If we are unable to execute project acquisitions, we may be unable to achieve revenue growth particularly in light of our curtailment of our Ecast business. Additionally, if we are unable to establish and maintain our network of professional relationships, we may be unable to identify project acquisition targets and as a result, we may be unable to achieve significant revenue, or in the event we are successful in making project acquisitions, revenues of them could be reduced. There can be no assurance that we will identify sufficient project acquisition opportunities, or be able to create and/or maintain a demand for the products and/or services of them.

Our products may not be commercially accepted which will adversely affect our revenues and profitability.

      Our ability to enter into the direct to home viewing market, establish brand recognition and compete effectively depends upon many factors, including commercial acceptance of our products. If our products are not commercially accepted, we will not recognize meaningful revenue and may not continue to operate. The success of our products will depend in large part on our ability to purchase advertising in order to generate sales. The commercial success of our products also depends upon the market to prefer recordings of our projects, rather than delivery through electronic means, all of which can change and cannot be predicted with certainty. We are attempting to develop several programs for possible film or direct to home viewing distribution. We cannot assure you that our new products will achieve market acceptance or will generate significant revenue.

Our outstanding options and warrants may dilute our shareholders' interests.

      As of December 31, 2004, we have granted options and warrants to purchase a total of 60,000 shares of common stock that have not been exercised. To the extent these outstanding options and warrants are exercised, our shareholders' interests will be diluted.

The competitive market in which we operate makes it very difficult to develop projects that are of interest to us.

      We operate in a rapidly changing and growing industry, which is characterized by vigorous competition from both established companies and start-up companies. The market for our services is extremely competitive both as to price and opportunities.

Our stock price is volatile.

      Our revenues and operating results in any particular quarter may fluctuate as a result of a number of factors, including competition in the markets in which we operate, delays in acquiring new core businesses, the current economic conditions as well as the performance of the entertainment industries as discussed above. Our future operating results will depend, to a large extent, on our ability to anticipate and successfully react to these and other factors and successfully implementing our growth strategy. Failure to anticipate and successfully overcome these and other factors could adversely affect our business, financial condition and results of operations.

      In addition, the trading price of our common stock fluctuates widely and in the future may be subject to similar fluctuations in response to quarter-to-quarter variations in our operating results. In addition, in recent years, broad stock market indices, in general, have experienced substantial price fluctuations. These broad market fluctuations also may adversely affect the future trading price of our common stock.

Our stock historically has been thinly traded. Therefore, shareholders may not be able to sell their shares freely.

      The volume of trading in our common stock historically has been relatively light and a limited market presently exists for the shares. We have no analyst coverage of our securities. The lack of analyst reports about our stock may make it difficult for potential investors to make decisions about whether to purchase our stock and may make it less likely that investors will purchase our stock. We cannot assure you that our trading volume will increase, or that our historically light trading volume or any trading volume whatsoever will be sustained in the future. Therefore, we cannot assure you that our shareholders will be able to sell their shares of our common stock at the time or at the price that they desire, or at all.

Failure to protect our intellectual property may adverse impact our financial results.

      We may acquire interests in various television or movie concepts, program pilots and other proprietary rights in the entertainment field. If we are unable to protect these proprietary rights, the value of such rights could be impaired and we could lose profit potential. We regard our trademarks, trade secrets and similar intellectual property as valuable to our business, and rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, partners and others to protect its proprietary rights. There can be no assurance that the steps taken by us will be adequate to prevent misappropriation or infringement of our proprietary property. We currently have one of our trademarks registered with the United States Patent and Trademark Office.

Potential anti-takeover tactics through issuance of preferred stock rights may be detrimental to common shareholders.

      We are authorized to issue up to 5,000,000 shares of preferred stock, of which none currently are issued and outstanding. The issuance of preferred stock does not require approval by the shareholders of our common stock. Our Board of Directors, in its sole discretion, has the power to issue preferred stock in one or more series and establish the dividend rates and preferences, liquidation preferences, voting rights, redemption and conversion terms and conditions and any other relative rights and preferences with respect to any series of preferred stock. Holders of preferred stock may have the right to receive dividends, certain preferences in liquidation and conversion and other rights, any of which rights and preferences may operate to the detriment of the shareholders of our common stock. Further, the issuance of any preferred stock having rights superior to those of our common stock may result in a decrease in the market price of the common stock and, additionally, could be used by our Board of Directors as an anti-takeover measure or device to prevent a change in our control.

Item 7. Financial Statements

      Our financial statements and related notes are set forth at pages F-1 through F-18.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 8A. Controls and Procedures

      As of the end of the period covered by our Annual Report on Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and acting chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and acting chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC reports.

      In accordance with SEC requirements, our chief executive officer and acting chief financial officer note that, since the date of the most recent evaluation of our disclosure controls and procedures to the date of our Annual Report on Form 10-KSB, there have been no significant changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the last quarter of fiscal 2003 that has materially affected, or is likely to materially affect, our internal controls over financial reporting.

      Our management, including our chief executive officer and acting chief financial officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is partially based on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 8B. Other Information.

      None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers and Key Employees

      Set forth below are the names, ages, positions and business experience of our directors and executive officers as of May 15 2005.

Name                 Age      Position
----                 ---      --------
Chris Briggs         34       Chief Executive Officer, President, Acting Chief
                              Financial Officer and Chairman of the Board of Directors

Ali Moussavi         34       Secretary and Director

      All  directors   hold  office  until  the  next  annual   meeting  of  our
shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the board of directors.

Business Experience

      Christopher Briggs. Mr. Briggs was appointed as the Company's CEO, CFO and a Director on June 30, 2003. Mr. Briggs manages all aspects of the Company's operations and finances. From April 2002 to June 2003, Mr. Briggs managed the Company's office in Montreal, Canada. Prior to joining the Company, Mr. Briggs was employed for over four years as a development executive with Next Entertainment, a TV production company.

      Ali Moussavi. Mr. Moussavi has been a Director of the Company since April 17, 2001 and Secretary since May 10, 2002. He has been a Managing Partner at Astor Capital, a specialty investment banking boutique and asset management firm, since 1998. Astor Capital serves corporate clients, in particular emerging and high growth companies, as well as asset management clients, including institutions, mutual funds, banks, and select high net worth individuals and family trusts. As a Managing Partner, Mr. Moussavi is active in overseeing all aspects of the firm's business. Mr. Moussavi is the Vice President of Global Strategy at Universal Detection Technology, Inc. and is a member of the board of directors of Riddle Records, Inc. Mr. Moussavi holds a BA from New York University.

Board Committees

      We currently do not have a standing Audit Committee, Compensation Committee, or Nominating Committee. Our entire Board of Directors serves as our Audit Committee, Compensation Committee, and Nominating Committee. We currently do not have a financial expert within the meaning of the applicable SEC rules as management does not believe one is necessary in light of the Company's current stage of product development.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership, and reports of changes in ownership, of our common stock and other equity securities of ours. Executive officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports that they file. To our knowledge, based solely on a review of the copies of the reports furnished to us, and representations from our executive officers and directors that no other reports were required during the fiscal year ended December 31, 2004, we believe our executive officers, directors and greater than ten percent shareholders of our common stock, complied with all Section 16(a) filing requirements applicable to them.

Code of Business Conduct and Ethics

      We have adopted a Code of Business Conduct and Ethics which is designed to set the standards of business conduct and ethics and help directors and employees resolve ethical issues. The Code applies to all directors and employees, including the Chief Executive Officer and Chief Financial Officer and other persons performing similar functions. The Code covers topics including, but not limited to, conflicts of interest, confidentiality of information, fair dealing with customers, supplies and competitors, and compliance with applicable laws, rules and regulations. The purpose of the Code is to ensure to the greatest possible extent that our business is conducted in a consistently legal and ethical manner. A copy of the Code is attached our Annual Report on Form
10-KSB for the year ended December 31, 2003. Upon written request to the Company, we will provide a copy of this Code free of charge.

Item 10. Executive Compensation

Executive Compensation

      The following table sets forth information concerning the compensation for services in all capacities rendered to us for the three fiscal years ended December 31, 2004, of our Chief Executive Officer and our other executive officers whose annual compensation exceeded $100,000 in the fiscal year ended December 31, 2004, if any. We refer to the Chief Executive Officer and these other officers as the named executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                                                    Long-Term
                                                      Annual Compensation                      Compensation Awards
                                                      -------------------                      -------------------
                                                                                                            Securities
                                                                                       Restricted Stock     Underlying
Name and Principal Position              Year            Salary            Bonus           Awards             Options
---------------------------              ----            ------            -----           ------             -------

   Christopher Briggs (1)                2004              $ 0               $ 0               --                  --
   President, Chief Executive            2003              $ 0               $ 0          100,000                  --
   Officer, Acting CFO and               2002               --                --               --                  --
   Chairman of the Board

(1)   Mr. Briggs became our Chief Executive Officer as of June 30, 2003.

                          OPTION GRANTS IN FISCAL 2004

      We did not grant any stock options during fiscal 2004 to our named executive officer.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

                        AND FISCAL YEAR-END OPTION VALUES

      The following table sets forth, for each of the named executive officers, certain information regarding the exercise of stock options during fiscal 2004, the number of shares of common stock underlying stock options held at fiscal year-end and the value of options held at fiscal year-end based upon the last reported sales price of the common stock on the OTC Bulletin Board on December 31, 2004 ($0.60 per share).

                   Shares
                  Acquired                        Number of Securities Underlying              Value of Unexercised
                     on             Value             Unexercised Options at                  In-the-Money Options at
     Name         Exercise        Realized               December 31, 2003                       December 31, 2003
     ----       -------------    ------------   ------------------------------------    ------------------------------------
                                                 Exercisable        Unexercisable        Exercisable        Unexercisable
                -------------    ------------   ---------------    -----------------    ---------------    -----------------

Christopher          --              --                --                --                     --              --
Briggs

Compensation of Directors

      During fiscal 2004, our directors did not receive compensation pursuant to any standard arrangement for their services as directors. When requested by us to attend Board meetings in person, it is our policy to reimburse directors for reasonable travel and lodging expenses incurred in attending these Board meetings.

Employment Agreements

      We have a letter agreement with Christopher Briggs, effective June 30 2003, pursuant to which he serves as our Chief Executive Officer, President, and Director. Mr. Briggs received 100,000 shares of the Company's restricted common stock upon execution of the agreement and is eligible for future issuances of the Company's common stock as compensation as may be awarded from time to time by the disinterested Directors on the Board.

Item  11.  Security  Ownership of Certain  Beneficial  Owners and Management and
            Related Stockholder Matters

      The following table sets forth information as of May 16, 2005, relating to the ownership of our common stock, by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors and nominees, (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of NT Media Corp. of California, Inc., 8899 Beverly Blvd., Los Angeles, California 90038, unless otherwise set forth below.

                                                            Number of Shares of Common
Name and Address                                            Stock Beneficially Owned (1)      Percent of Class (1)
---------------------------------------------------------------------------------------------------------------------
Christopher Briggs
8899 Beverly Blvd., Suite 624
Los Angeles, CA  90048...............................                 100,000                           0.2%
Ali Moussavi
9595 Wilshire Blvd., #700
Beverly Hills, CA  90212.............................                    0                              0.0%
Chris Mehringer
2408 Beechwood Drive
Los Angeles, CA  90068...............................                3,170,746                          8.3%
Britannica Associates Limited
Omar Hodge Blvd., Third Floor
Road Town, Tortola
British Virgin Islands...............................                11,125,477                        29.0%
Delta Capital Partners, Ltd.
60 Market Square, #364
Belize City, Belize..................................                3,523,052                          9.2%
Dana O'Connor
570  N. Rossmore, #206
Los Angeles, CA  90024...............................                3,170,746                          8.3%
Directors and executive officers as a
     group (2 persons)...............................                 100,000                           0.2%

      (1) Under Rule 13d-3 under the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by that person (and only that person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership with respect to the number of shares of our common stock actually outstanding at May 16, 2005.

Equity Compensation Plans

      As of May 16, 2005, we have not adopted any equity compensation plans.

Item 12. Certain Relationships and Related Transactions

      On October 1, 2002, we engaged Astor Capital as its investment banker and advisory services consultant pursuant to a written agreement. Astor is a California corporation of which Ali Moussavi, the Company's Secretary, is the Manager/Partner and 50% owner. During June 2003, the agreement with Astor was amended and extended through June 2004. The new agreement calls for monthly payments of $25,000 to Astor in addition to payments of 10% of all debt and equity raised. For the years ended December 31, 2004 and 2003, we paid $139,423 and $109,222 to Astor for consulting fees, loan fees, and placement fees.

      In May 2003, we advanced $27,000 to an officer and member of our Board of Directors. The advance bears interest at 5% per year and was due on demand. In July 2003, we advanced an additional $2,000 on this note. As of December 31, 2003, the note had been repaid to us.

      On June 19, 2003, we loaned $50,000 to a related party at an interest rate of 10% per year. The note was due the sooner of July 10, 2003 or upon the related party raising additional funds of more than $100,000. As of December 31, 2003, the note and accrued interest had been repaid to us.

      See "Employment Agreements" for a summary of our employment agreement with our President and Chief Executive Officer.

Item 13. Exhibits and Reports on Form 8-K

      (a)   Exhibits

      The exhibits listed in the Exhibit Index located at Page E-1 are filed pursuant to Item 13(a) of this Report.

      (b)   Reports on Form 8-K

      None.

Item 14. Principal Accountant Fees and Services

During the our fiscal years ended December 31, 200 3 and December 31, 200 4 , we were billed the following aggregate fees by Caldwell Becker and AJ Robbins. Since AJ Robbins w as retained as our auditors on July 1, 2003, all of the fees described below for th e first half of fiscal year 2003 are for services provided by Caldwell Becker while services from July 1, 2003 through December 31, 2003 were performed by AJ Robbins.

Audit Fees. The aggregate fees billed by Caldwell Becker and AJ Robbins to us for professional services rendered for the audit of the Company's financial statements for the fiscal year, for reviews of the financial statements included in our Forms 10-QSB for the fiscal year, and for services provided by Caldwell Becker and AJ Robbins in connection with statutory or regulatory filings for the fiscal year, were $ 27,258 for the fiscal year ended 200 3 and $ 31,000 for the fiscal year ended 200 4 .

Audit Related Fees. The aggregate fees billed by Caldwell Becker and AJ Robbins to us for assurance and related services reasonably related to the performance of the audit of the annual financial statements and the review of our financial statements were $2 ,154 for the fiscal year ended 2003 and $ 0 for the fiscal year ended 200 4 . These fees were for consultation related to the application of new accounting standards, and certain other audit-related services.

Tax Fees. The aggregate fees billed by Caldwell Becker and AJ Robbins to us for professional services rendered for tax compliance, tax advice and tax planning were $ 0 for the fiscal year ended 200 3 and $ 22,000 for the fiscal year ended 2004 .

All Other Fees. No fees were billed by either Caldwell Becker or AJ Robbins to us for products and services rendered for fiscal years 200 3 and 200 4 , other than the Audit Fees, Audit-Related Fees, and Tax Fees described in the preceding three paragraphs.

All of the services performed by Caldwell Becker and AJ Robbins during 2003 and 2004 were pre-approved by our Board of Directors, which concluded that the provision of the non-audit services described above is compatible with maintaining the accountant's independence.


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

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 20, 2005                    NT MEDIA CORPORATION OF CALIFORNIA, INC.

                                       By: /s/ Christopher  Briggs
                                           -------------------------------------
                                           Christopher  Briggs, President, Chief
                                           Executive Officer and Chairman of the
                                           Board of Directors

                                POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher Briggs, his attorney-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming said attorney-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  May 20, 2005
                                       /s/ Christopher  Briggs
                                       -----------------------------------------
                                       Christopher  Briggs,  President,   Chief
                                       Executive  of  the  Board  of  Directors
                                       (Principal   Executive,   Financial  and
                                       Accounting Officer)

Date:  May 20, 2005                    /s/ Ali Moussavi
                                       -----------------------------------------
                                       Ali Moussavi, Secretary and Director

                                  EXHIBIT INDEX

Item Number      Footnote     Description
-----------      --------     -----------
Exhibit 2.1        (1)        Stock Exchange Agreement dated April 17, 2001.

Exhibit 3.1        (2)        Certificate of Incorporation dated March 14, 2000.

Exhibit 3.2        (2)        Bylaws dated march 14, 2000.

Exhibit 3.3        (1)        Amendment to Certificate of Incorporation dated
                              April 24, 2001.

Exhibit 10.1       (3)        Executive Employment Agreement with Chris
                              Mehringer.

Exhibit 10.2       (3)        Office Lease.

Exhibit 10.3 Operating Agreement between NT Media Corp. of CA and SU Productions, LLC dated April 9, 2004.

Exhibit 14.1       (4)        Code of Business Conduct and Ethics of Registrant.

Exhibit 21.1                  List of Subsidiaries of Registrant.

Exhibit 31.1 Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to exhibits previously filed on Form 8-K filed on May 1, 2001.

(2) Incorporated by reference to exhibits previously filed on Form SB-2 on June 1, 2000.

(3) Incorporated by reference to exhibits previously filed on Form 10-KSB filed on April 9, 2002.

(4) Incorporated by reference to exhibits previously filed on Form 10-KSB filed on April 14, 2004.

                  NT MEDIA CORP. OF CALIFORNIA AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                    CONTENTS

                                                                            PAGE


Report of Independent Registered Public Accounting Firm                      F-1

Consolidated Financial Statements:

     Consolidated Balance Sheet as of December 31, 2004                      F-2

     Consolidated Statements of Operations for the years ended
        December 31, 2004 and 2003                                           F-3

     Consolidated Statements of Stockholders' Deficit for the years ended
        December 31, 2004 and 2003                                           F-4

     Consolidated Statements of Cash Flows for the years ended
        December 31, 2004 and 2003                                           F-5

     Notes to Consolidated Financial Statements                              F-6

                                AJ. ROBBINS, P.C.
                              216 SIXTEENTH STREET
                                    SUITE 600
                             DENVER, COLORADO 80202

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
NT Media Corp. of California, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheet of NT Media Corp. of California, Inc. and Subsidiaries (a development stage company) as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NT Media Corp. of California, Inc. and Subsidiaries as of December, 31 2004, and the consolidated results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with generally accepted accounting principles in the United States of America.

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

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
April 28, 2005

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET


                                                                    December 31,
                                                                       2004
                                                                    -----------
                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                       $    12,842
    Inventory                                                            26,535
    Prepaid expenses                                                    106,061
    Due from related parties                                             35,503
    Interest receivable, related party                                   15,818
                                                                    -----------
TOTAL CURRENT ASSETS                                                    196,759

CAPITALIZED FILM COSTS, net                                              96,288

EQUIPMENT, net of accumulated depreciation of $10,975                       809
                                                                    -----------
TOTAL ASSETS                                                        $   293,856
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                                $   146,160
    Accrued liabilities                                                 112,249
    Accrued liabilities to related parties                              358,804
    Notes payable                                                       615,000
    Notes payable related party                                          33,651
    Current portion of convertible notes payable                        200,000
    Current portion of convertible notes payable, related party         210,000
    Accrued litigation settlement                                       100,000
                                                                    -----------
TOTAL CURRENT LIABILITIES                                             1,775,864

CONVERTIBLE NOTES PAYABLE                                                87,200
CONVERTIBLE NOTES PAYABLE, RELATED PARTY                                420,600
ACCRUED INTEREST, long term                                              13,791
ACCRUED INTEREST, RELATED PARTY. long term                               92,723
                                                                    -----------
TOTAL LIABILITIES                                                     2,390,178
                                                                    -----------
MINORITY INTEREST                                                        19,994

COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' DEFICIT
    Preferred stock, $0.001 par value, 5,000,000 shares
      authorized; 0 shares issued and outstanding                            --
    Common stock; $0.001 par value; 100,000,000 shares
      authorized; 38,312,000 shares issued and outstanding               38,312
    Additional paid-in capital                                        1,872,655
    Common stock subscription receivable                                (69,482)
    Deficit accumulated during the development stage                 (3,957,801)
                                                                    -----------
TOTAL STOCKHOLDERS' DEFICIT                                          (2,116,316)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   293,856
                                                                    ===========

        The accompanying notes are an integral part of these consolidated financial statements.


                    NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES
                               (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Cumulative
                                                                                 from
                                                        Years Ended          June 4, 1999
                                              ----------------------------  (inception) to
                                               December 31,    December 31,   December 31,
                                                   2004            2003           2004
                                              -------------    -----------    -----------
REVENUE                                       $      62,132    $   155,000    $   385,721
                                              -------------    -----------    -----------
COSTS AND EXPENSES
     General and administrative                     893,614        655,668      3,615,514
     Depreciation and amortization                    3,565          3,357        131,167
     Impairment of film costs                        51,000             --         51,000
     Loss on litigation settlement                       --             --        100,000
                                              -------------    -----------    -----------
TOTAL COSTS AND EXPENSES                            948,179        659,025      3,897,681
                                              -------------    -----------    -----------
LOSS FROM OPERATIONS                               (886,047)      (504,025)    (3,511,960)

OTHER INCOME (EXPENSE)
     Interest income, related party                   4,168          5,252         16,902
     Interest expense                               (64,515)        (9,252)       (73,767)
     Interest expense, related party                (39,778)       (57,178)      (216,490)
     Loan fees                                     (474,583)        (5,000)      (479,583)
     Debt forgiven                                       --        264,124        290,595
     Legal fees forgiven                                 --             --         12,296
                                              -------------    -----------    -----------
TOTAL OTHER INCOME (EXPENSE)                       (574,708)       197,946       (450,047)
                                              -------------    -----------    -----------
NET (LOSS) BEFORE MINORITY INTEREST
AND PROVISION FOR INCOME TAXES                   (1,460,755)      (306,079)    (3,962,007)

MINORITY INTEREST                                    13,006             --         13,006

NET (LOSS)  BEFORE PROVISION FOR INCOME TAXES    (1,447,749)      (306,079)    (3,949,001)

PROVISION FOR INCOME TAXES                               --          1,600          8,800
                                              -------------    -----------    -----------
NET (LOSS)                                    $  (1,447,749)   $  (307,679)   $(3,957,801)
                                              =============    ===========    ===========

NET (LOSS) PER SHARE:
     BASIC AND DILUTED                        $       (0.04)   $     (0.01)
                                              =============    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC AND DILUTED                           37,615,452     33,450,944
                                              =============    ===========

 The accompanying notes are an integral part of these consolidated financial statements.


                                      NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                                                 (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                               FOR THE PERIOD FROM JUNE 4, 1999 (INCEPTION) TO DECEMBER 31, 2004

                                                                                                       Deficit
                                                                                          Common     accumulated
                                                        Common stock      Additional       Stock     during the
                                                     -------------------    paid-in    Subscription  development
                                                      Shares     Amount     capital     Receivable      stage        Total
                                                     ----------  -------  -----------  ------------  -----------  ------------
Balance at June 4, 1999 (inception)                          --  $    --  $        --  $         --  $        --  $         --

Stock sales - June 4, 1999 at $0.003 per share        6,341,492    6,341       13,659            --           --        20,000
Stock sales - August 25, 1999 at $0.011 per share     2,289,983    2,290       22,710            --           --        25,000
Stock sales - October 12, 1999 at $0.022 per share    8,987,424    8,988      191,012       (10,000)          --       190,000
Net loss for the period from June 4, 1999 (inception)
  December 31, 1999                                          --       --           --            --      (65,583)      (65,583)
                                                     ----------  -------  -----------  ------------  -----------  ------------
Balance at December 31, 1999                         17,618,899   17,619      227,381       (10,000)     (65,583)      169,417

Payment received on stock sale - February 1, 2000            --       --           --        10,000           --        10,000
Stock sales - April 19, 2000 at $0.057 per share      4,403,792    4,404      245,596            --           --       250,000
Stock sales - May 5, 2000 at $0.159 per share         1,257,313    1,257       198,743           --           --       200,000
Net loss                                                     --       --           --            --     (810,463)     (810,463)
                                                     ----------  -------  -----------  ------------  -----------  ------------
Balance at December 31, 2000                         23,280,004   23,280      671,720            --     (876,046)     (181,046)

Stock sales - April 4, 2001 at $0.097 per share         719,996      720       68,762       (69,482)          --            --
Reorganization of NT Media - April 17, 2001           6,000,000    6,000       (6,000)           --           --            --
Issuance of stock options - August 30, 2001                  --       --       19,500            --           --        19,500
Net loss                                                     --       --           --            --     (972,048)     (972,048)
                                                     ----------  -------  -----------  ------------  -----------  ------------
Balance at December 31, 2001                         30,000,000   30,000      753,982       (69,482)  (1,848,094)   (1,133,594)

Net loss                                                     --       --           --            --     (354,279)     (354,279)
                                                     ----------  -------  -----------  ------------  -----------  ------------
Balance at December 31, 2002                         30,000,000   30,000      753,982       (69,482)  (2,202,373)   (1,487,873)

Stock sales - various dates at $0.038 per share         695,000      695       25,889            --           --        26,584
Stock sales - various dates at $0.053 per share       4,120,000    4,120      212,181            --           --       216,301
Stock sales - various dates at $0.06 per share          392,500      393       23,157            --           --        23,550
Stock sales - various dates at $0.068 per share         350,000      350       23,275            --           --        23,625
Stock sales - various dates at $0.09 per share          325,000      325       28,925            --           --        29,250
Stock sales - April 30, 2003 at $0.056 per share         91,500       91        5,056            --           --         5,147
Stock sales - May 1, 2003 at $0.071 per share            80,000       80        5,620            --           --         5,700
Stock sales - various dates at $0.075 per share         350,000      350       25,900            --           --        26,250
Stock sales - May 8, 2003 at $0.083 per share            30,000       30        2,445            --           --         2,475
Stock sales - May 9, 2003 at $0.086 per share            80,000       80        6,820            --           --         6,900
Stock sales - May 7, 2003 at $0.094 per share            40,000       40        3,710            --           --         3,750
Stock sales - May 19, 2003 at $0.105 per share           50,000       50        5,200            --           --         5,250
Stock sales - May 13 2003 at $0.12 per share             18,750       19        2,231            --           --         2,250
Stock sales - June 30, 2003 at $0.255 per share          25,000       25        6,350            --           --         6,375
Offering costs                                               --       --      (48,476)           --           --       (48,476)
Stock issued for services - July 2, 2003 at $0.25
  per share                                             100,000      100       24,900            --           --        25,000
Net loss                                                     --       --           --            --     (307,679)     (307,679)
                                                     ----------  -------  -----------  ------------  -----------  ------------
Balance at December 31, 2003                         36,747,750   36,748    1,107,165       (69,482)  (2,510,052)   (1,435,621)

Stock sales - February 3, 2004 at $0.036 per share      356,666     357        12,417            --           --        12,774
Stock sales - April 23, 2004 at $0.15 per share          20,000       20        2,980            --           --         3,000
Stock sales - April 27, 2004 at $0.17 per share          25,000       25        4,225            --           --         4,250
Stock sales - May 26, 2004 at $0.14 per share            30,000       30        4,170            --           --         4,200
Stock sales - November 16, 2004 at $0.571 per share      97,900       98       55,863            --           --        55,961
Stock sales - December 16, 2004 at $0.639 per share      74,684       74       47,613            --           --        47,687
Offering costs                                               --       --     (13,188)            --           --       (13,188)
Stock issued for loan fees - June 18, 2004 at $0.564
   per share                                            750,000      750      422,250            --           --       423,000
Stock issued for services - July 2, 2004 at $0.90
   per share                                            200,000      200      179,800            --           --       180,000
Stock issued for services - August 10, 2004 at $0.85
   per share                                             10,000       10        8,490            --           --         8,500
Issuance of warrants for services - August 10, 2004          --       --       40,870            --           --        40,870
Net loss                                                     --       --           --            --   (1,447,749)   (1,447,749)
                                                     ----------  -------  -----------  ------------  -----------  ------------
Balance at December 31, 2004                         38,312,000  $38,312  $ 1,872,655  $    (69,482) $(3,957,801) $ (2,116,316)
                                                     ==========  =======  ===========  ============  ===========  ============


                    The accompanying notes are an integral part of these consolidated financial statements.



                           NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                                      (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Year Ended          Cumulative from
                                                            --------------------------    June 4, 1999
                                                            December 31,   December 31,  (inception) to
                                                                2004          2003      December 31, 2004
                                                            ------------   -----------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss before minority interest                        $(1,460,755)   $  (307,679) $      (3,970,807)
   Adjustment to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization expense                       3,565          3,357            131,167
      Impairment loss                                            51,000             --            231,328
      Operating expenses paid by reducing note receivable            --             --             10,000
      Stock issued for services                                 188,500         25,000            213,500
      Stock issued for loan fees                                423,000             --            423,000
      Stock options issued for services                          40,870             --             60,370
      Legal fees forgiven                                            --             --            (12,296)
      Debts forgiven                                                 --       (264,124)          (290,595)
   Changes in assets and liabilities:                                --
    Interest receivable                                          (3,335)        (5,001)           (15,818)
    Inventory                                                   (26,535)            --            (26,535)
    Prepaid expenses                                           (106,061)            --           (106,061)
    Other assets                                                    200        (24,000)           (24,000)
    Deferred income                                                  --        (30,000)                --
    Litigation settlement                                            --             --            100,000
    Accounts payable and accrued expenses                       162,433         42,183            501,144
    Accrued expenses, related party                             153,538        153,445            417,783
                                                            -----------    -----------  -----------------
Net cash used in operating activities                          (573,580)      (406,819)        (2,357,820)
                                                            -----------    -----------  -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Notes receivable from officer                                     --        (29,000)           (45,048)
   Collection of notes receivable from officer                       --         29,000             35,048
   Change in restricted cash                                                        --                 --
   Merger fees and costs                                                            --                 --
   Notes receivable, related parties                                 --        (50,000)           (50,000)
   Collection of notes receivable, related parties                   --         50,000             50,000
   Investment in property and equipment                              --             --            (18,879)
   Investment in film costs                                    (123,746)            --           (123,746)
   Investment in web site development costs                          --             --           (292,968)
                                                            -----------    -----------  -----------------
Net cash used in investing activities                          (123,746)            --           (445,593)
                                                            -----------    -----------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                       127,872        383,407          1,206,279
   Proceeds from equity investment of minority interest          33,000             --             33,000
   Payment of offering costs                                    (13,188)       (48,476)           (61,664)
   Proceeds from note payable                                   570,000         45,000            615,000
   Proceeds from note payable, related party                     36,500         69,037            212,842
   Payment of note payable, related party                       (53,412)       (37,837)          (107,002)
   Proceeds from issuance of convertible notes                       --             --            917,800
                                                            -----------    -----------  -----------------
Net cash provided by financing activities                       700,772        411,131          2,816,255
                                                            -----------    -----------  -----------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                               3,446          4,312             12,842

CASH AND CASH EQUIVALENTS, Beginning of period                    9,396          5,084                 --
                                                            -----------    -----------  -----------------
CASH AND CASH EQUIVALENTS, End of period                    $    12,842    $     9,396  $          12,842
                                                            ===========    ===========  =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                            $        --    $       897  $           1,911
                                                            ===========    ===========  =================
   Income taxes paid                                        $        --    $        --  $           4,000
                                                            ===========    ===========  =================

         The accompanying notes are an integral part of these consolidated financial statements.

                  NT MEDIA CORP. OF CALIFORNIA AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


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

The Company is pursuing the development of independent feature films and production of direct to home viewing programs. The Company routinely explores opportunities that are brought to it by various creators and producers in the entertainment industry. If the Company determines that a project could be commercially appealing, it attempts to enter into partnership agreements with other entities in order to manage some of the financial risk. The Company is not limited by the types of projects, but rather seeks projects that are financially viable. The Company looks for development and production cycles which are relatively shorter in nature. The Company's ability to develop any project is principally dependent on its ability to raise capital to fund the project, which is very difficult due to its current financial conditions and lack of history in the market. Accordingly, the Company is very limited in its ability to develop or produce projects that it finds are commercially appealing and financially viable.

During the third quarter of 2004, the Company abandoned its plan to complete production of project entitled "Rap Battle" due to the additional costs and risks which would be incurred, as well as, its limited personnel resources. As a result of this decision, the Company sold its interest in this project to Riddle Records, Inc., a related party, in exchange for the reimbursement of all of our production costs incurred to date, which totaled $12,717.

During the third quarter of 2004, the Company entered into an agreement with SU Productions, LLC to form a limited liability corporation named SU Distribution LLC ("SUD"). SUD is owned 51% by the Company and 49% by SU Productions LLC. During the fourth quarter of 2004, SUD completed production of the first three episodes of an adult-themed "direct to DVD" program entitled "Strippers Untamed." Upon completion of production, SUD began test marketing and distribution efforts through the use of commercials and infomercials. SUD has engaged a third party telemarketing company to receive and process all orders,

                  NT MEDIA CORP. OF CALIFORNIA AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


as well as, a third party fulfillment company to complete delivery of the orders. SUD manufactured an inventory of the project with a current retail value of approximately $175,000. Currently, SUD's distribution efforts have just begun and to date no meaningful sales have been achieved.


NOTE 2. GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of and for the year ended December 31, 2004 the Company incurred a significant net loss, had an accumulated deficit and a working capital deficit. In addition, the Company was in default on some of its debt obligations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order for the Company to meet its financial obligations, it will continue to attempt to sell equity or incur debt, although there cannot be any assurance that the Company will be successful in doing so. The Company has begun marketing and selling its projects, and anticipates that it will begin to generate cash flow from the sale of its product. The Company is currently devoting its efforts to raising additional capital and investigating potential merger candidates. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and ultimately, achieve profitable operations. The Company believes that the steps being taken by management as listed above will be sufficient to provide the Company with the ability to continue in existence.


NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Because the Company has not generated any significant revenue, it is considered a development stage company. Consequently, the accompanying consolidated financial statements have been prepared using the accounting formats prescribed for development stage enterprises in accordance with Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company's year end is December 31st.

Basis of Consolidation

The consolidated financial statements include the accounts of NT Media and its wholly owned subsidiary, eCast and its 51% owned subsidiary, SU Distributions, LLC (SU) All significant intercompany accounts and transactions have been eliminated in consolidation.

Minority Interest

The amount of minority interest represents the net capital of the minority member of SU, including 49% of the net loss of SU not to exceed the capital contributed by the minority member.

                  NT MEDIA CORP. OF CALIFORNIA AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


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

Reclassifications

Certain amounts reported in the Company's financial statements for the year ended December 31, 2003 have been reclassified to conform to the current year presentation.

Inventory

Inventory consists of videocassettes and digital video disks ("DVDs") of the Company's non-theatrical production and is valued at the lower of cost or market; cost being determined by the first-in, first-out method.

Equipment and Depreciation

Equipment is recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any reselling gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for consolidated financial statements purposes. At December 31, 2004, equipment consists of computer equipment with estimated useful lives of five years.

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

Revenue from the sale or licensing of films is recognized upon meeting all recognition requirements of SOP 00-2. Revenue from the sale of videocassettes and digital video disks ("DVDs") in the retail market is recognized on the "street date" when it is available for sale by the customer.

                  NT MEDIA CORP. OF CALIFORNIA AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


Capitalized Film Costs

Capitalized film costs consist of investments in films which include the unamortized costs of completed films which have been produced by the Company. Capitalized costs include all direct production and financing costs, and production overhead.

Costs of acquiring and producing films are amortized using the individual-film-forecast method, whereby these costs are amortized and participation and residual costs are accrued in the proportion that current year's revenue bears to management's estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the films.

Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release.

Capitalized film costs are stated at the lower of amortized cost or estimated fair value on an individual film basis. The valuation of investment in films is reviewed on a title-by-title basis, when an event or changes in circumstances indicated that the fair value of a film is less than its unamortized cost. The fair value of the film is determined using management's future revenue and cost estimates. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management's future revenue estimates.

Films in development include costs of acquiring film rights to original screenplays and costs to adapt such projects. Such costs are capitalized and, upon commencement of production, are transferred to production costs. Projects in development are written off at the earlier of the date determined not to be recoverable or when abandoned, or three years from the date of the initial investment.

Concentrations of Credit Risk

For the years ended December 31, 2004 and 2003, revenue received from two customers accounted for 97% and 100% of the Company's total revenue, respectively.

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

                  NT MEDIA CORP. OF CALIFORNIA AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

California law requires a minimum tax of $800.

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

The Company evaluates its long-lived assets by measuring the carrying amounts of assets against the estimated undiscounted future cash flows associated with them. At the time the carrying value of such assets exceeds the fair value of such assets, impairment is recognized.

Stock Option Plan

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). This standard requires the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees. The Company did not change its method of accounting with respect to employee stock options; the Company continues to account for these under the "intrinsic value" method, and to furnish the proforma disclosures required by SFAS No. 123. As of December 31, 2004, the Company does not have any qualified or non-qualified stock option plans.

Advertising Costs

Advertising and sales promotion costs are expensed as incurred. Advertising expenses were $14,556 and $ 0, for the years ended December 31, 2004 and 2003, respectively.

Earnings per Common Share

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). This Statement simplifies the standards for computing earnings per share ("EPS") previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share, and makes them more comparable to international EPS standards. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Diluted earnings per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were 60,000 and 10,000 common equivalent shares outstanding at December 31, 2004 and 2003, respectively. The Company has a net loss for the years ended December 31, 2004 and 2003. Accordingly, the diluted per share amounts do not reflect the impact of these warrants and options because the effect of each is antidilutive.

                  NT MEDIA CORP. OF CALIFORNIA AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


Recent Accounting Pronouncements

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position
(FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall combined results of operations or combined financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4 (" SFAS No. 151". The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. This pronouncement is effective for the Company, a small business issuer, as of the first interior annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

                  NT MEDIA CORP. OF CALIFORNIA AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 4-CAPITALIZED FILM COSTS


                                                                    December 31,
                                                                        2004
                                                                    -----------
     Non-Theatrical Films
     Released, net of accumulated amortization                      $    96,288



During the year ended December 31, 2004 the Company abandoned certain film productions and recorded an impairment loss of $51,000.

NOTE 5. EQUIPMENT

Equipment consists of the following at December 31, 2004:


     Computer equipment                                             $    11,784

     Less accumulated depreciation                                      (10,975)
                                                                    -----------
                                                                    $       809
                                                                    ===========

Depreciation expense for the years ended December 31, 2004 and 2003 were $3,107 and $3,357, respectively.

                  NT MEDIA CORP. OF CALIFORNIA AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 6. NOTES PAYABLE

On March 31, 2003, the Company obtained a note payable in the amount of $15,000 at an interest rate of 12% per year. Principal and interest were due on September 30, 2003 or upon the Company raising additional funds of more than $100,000, whichever occurs first, and has been extended by mutual consent.

On August 27, 2003, the Company obtained a note payable in the amount of $30,000 at an interest rate of 12%, due on November 1, 2003 or upon the Company raising additional funds of more than $75,000, and has been extended by mutual consent. .. In connection with this loan, the Company paid $3,000 of loan fees to Astor Capital, Inc. ("Astor"), a related party entity which owns approximately 6.0% of the Company's outstanding common stock and in which a director has an equity interest. Effective interest, which includes loan fees, was 42%.

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

On July 22, 2004, the Company obtained a note payable in the amount of $50,000 with interest at the rate of 10% per year. The note is due on July 22, 2005 or upon the Company raising additional funds of $50,000, whichever occurs first. In connection with this loan, the Company paid loan fees of $5,000 to Astor. The loan fee was recorded as a prepaid expense and will be amortized over the one-year term of the loan.

                  NT MEDIA CORP. OF CALIFORNIA AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 7. CONVERTIBLE NOTES PAYABLE

As of December 31, 2004, the Company had $287,200 of 6% subordinated convertible notes outstanding to a shareholder who owned 9.2% of the issued and outstanding stock of the Company as of December 31, 2004. All notes are convertible to common shares, $0.001 par value, at a conversion price that equals the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company's securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes be converted on the fifth year of their anniversary date or are due and payable in the event that the Company's shares of common stock are not publicly traded. The notes must be converted during 2005, 2006 and 2007 in the amounts of $200,000, $8,100 and $79,100, respectively. The proceeds were primarily used for operating activities as well as for investing in Web site development. Interest expense accrued for the years ended December 31, 2004 and 2003 totaled $17,232 and $17,232, respectively. As of December 31, 2004, interest accrued on convertible notes totaled $67,171.

NOTE 8. NOTES PAYABLE - RELATED PARTY

On September 11, 2003, the Company borrowed $20,000 from Universal Detection Technology ("UDT"), a company whose President and Chief Executive Officer is an affiliate of the Company's Secretary / Director. The note bears interest at 6% per annum and was due October 15, 2003. This note was repaid during 2004.

On December 2, 2003, the Company borrowed an additional $10,000 from UDT, which bears interest at 6% per annum and was due February 24, 2004. This note was repaid during 2004.

On December 23, 2003, UDT advanced the Company $20,000 which bears interest at 6% per annum and was due on February 29, 2004. The Company paid Astor $2,000 in loan fees related to this note. Effective interest for this note, which includes loan fees, was 40%. This note was repaid in 2004.

On February 26, 2004, the Company borrowed $30,000 from the President and Chief Executive Officer of UDT. This President and Chief Executive Officer is an affiliate of the Company's Secretary / Director. The note payable bears interest at a rate of 5% per year and was due May 26, 2004 but was extended by mutual consent. $2,912 of this note was repaid in 2004.

On January 28 and February 4, 2004, the Company borrowed $2,000 and $4,000, respectively from Astor. The notes bear interest at 0% and are due on demand. The notes may be extended by mutual consent.

NOTE 9. CONVERTIBLE NOTES - RELATED PARTY

As of December 31, 2004, the Company had $630,600 of 6% subordinated convertible notes outstanding. The notes are due to a related party who owned an aggregate of 29% of the issued and outstanding stock of the Company as of December 31, 2004. All notes are convertible to common shares, $0.001 par value, at a conversion price that equals the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company's securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes be converted on the fifth year of their anniversary date or are due and payable in the event that the Company's shares of common stock are not publicly traded. The notes must be converted during 2005, 2006 and 2007 in the amounts of $210,000, $391,000 and $29,600, respectively. The proceeds were primarily used for operating activities as well as for investing in Web site development. Interest expense accrued for the years ended December 31, 2004 and 2003 totaled $37,836 and $37,836, respectively. As of December 31, 2004, interest accrued on convertible notes totaled $146,423.

                  NT MEDIA CORP. OF CALIFORNIA AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 10. INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 2004 and 2003 differs from the computed expected provision (benefit) at the federal statutory rate for the following reasons:

                                                     December 31,   December 31,
                                                         2004           2003
                                                    -------------   -----------
     Computed expected income tax provision
       (benefit)                                    $    (305,000)  $  (105,000)

     Net operating loss carryforward increased            306,000       106,000

     Non-deductible meals and entertainment                (1,000)       (1,000)
                                                    ---------------------------
     Income tax provision (benefit)                 $          --   $        --
                                                    ===========================


The components of the deferred tax assets and (liabilities) as of December 31, 2004 were as follows:

     Deferred tax assets:
        Net operating loss carryforward                             $ 1,231,000
        Less valuation allowance                                     (1,231,000)
                                                                    -----------
     Net deferred tax liability                                     $        --
                                                                    ===========

The components of the deferred tax (expense) benefit were as follows for the years ended December 31, 2004 and 2003:

                                                     December 31,   December 31,
                                                         2004          2003
                                                    -------------   -----------
     Increase in net operating loss carryforward    $     306,000   $   106,000
     Change in valuation allowance                       (306,000)     (106,000)
                                                    ---------------------------
     Income tax provision (benefit)                 $          --   $        --
                                                    ===========================

As of December 31, 2004, the Company has net operating loss carryforwards available to offset future taxable income of approximately $3,205,000 expiring beginning in 2020.

NOTE 11. COMMITMENTS AND CONTINGENCIES

On June 15, 2003, the Company entered into a month-to-month sublease agreement for its office facilities with a monthly rent of $750. On March 1, 2004 the monthly rent due under the sublease agreement was changed to a monthly rent of $500. The agreement can be terminated at any time by either party.

                  NT MEDIA CORP. OF CALIFORNIA AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


Rent expense was $6,555 and $9,080 for the years ended December 31, 2004 and 2003, respectively.

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

NOTE 12. STOCKHOLDERS' DEFICIT

During the year ended December 31, 2003, the Company sold 6,647,750 shares of common stock for $383,407. The Company paid offering costs of $10,135 to Astor and $38,341 to an unrelated party.

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

During the year ended December 31, 2004, the Company sold 604,250 shares of common stock for $127,872. The Company paid offering costs of $2,423 to Astor and $10,765 to an unrelated party. In addition, during the year ended December 31, 2004, the Company issued 750,000 shares of common stock for loan fees valued at $423,000. The shares were valued at the market price of the common stock on the date of issuance.

Stock Options

On August 7, 2002, the Company issued 10,000 non-qualified stock options to a former corporate officer and to his lawyer to purchase up to 10,000 shares of the Company's common stock, par value $.001, at an exercise price of $.15 per share. The options are 100% vested. The options expired August 6, 2004. Because the exercise price, which is $.15, for the options granted was greater than the estimated fair market value of the stock at the date of grant, compensation expense was not recognized for the year ended December 31, 2002.

                  NT MEDIA CORP. OF CALIFORNIA AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


Presented below is a summary of stock option activities for the two years ended December 31, 2004:

                                                                     Weighted
                                                                      Average
                                                       Stock          Exercise
                                                       Options         Price
                                                    -------------   -----------

   Balance, December 31, 2002                              75,000   $      0.89

     Exercised                                                 --            --

     Cancelled                                            (65,000)  $      1.00

     Granted                                                   --            --
                                                    -------------
   Balance, December 31, 2003                              10,000   $      0.15

     Exercised                                                 --            --

     Cancelled or expired                                 (10,000)  $      0.15

     Granted                                                   --            --
                                                    -------------

   Balance, December 31, 2004                                  --   $        --
                                                    =============
   Exercisable, December 31, 2004                              --   $        --
                                                    =============


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

Astor Capital, Inc.

On October 1, 2002, the Company engaged Astor as its investment banker and advisory services consultant. Astor is a California corporation of which Ali Moussavi, the Company's Secretary, is the Manager/Partner and 50% owner.

During June 2003, the agreement with Astor was amended and extended through June 2004. The new agreement calls for monthly payments of $25,000 to Astor in addition to payments of 10% of all debt and equity raised. The agreement renews automatically unless cancelled by either party.

For the years ended December 31, 2004 and 2003, the Company paid $139,423 and $109,222 to Astor for consulting fees, loan fees, and placement fees.

Also see Notes 6 and 7 for additional related party transactions.

                  NT MEDIA CORP. OF CALIFORNIA AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 12. LITIGATION

The Company is subject to various claims covering a wide range of matters that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

During 2002, the Company's subsidiary settled a lawsuit with its prior landlord in the amount of $100,000. As of December 31, 2004 the balance due for the settlement had not been paid and is reflected as a current liability in the accompanying consolidated balance sheet.


NOTE 13. FORGIVENESS OF DEBTS

During 2003, certain of the Company's former officers and employees forgave $264,124 of accrued expenses and notes payable.


NOTE 14. MINORITY INTEREST

Minority interest represents the minority members' 49% share of the equity of SU Distributions, LLC. As of December 31, 2004, the minority stockholder has contributed $33,000 in equity to SU Distributions. The accompanying consolidated financial statements reflect a minority interest liability as of December 31, 2004 of $19,994. The loss allocated to the minority interest in the accompanying statement of operations was $13,006.