Form 10QSB
period 2005-03-31
NT MEDIA CORP OF CALIFORNIA INC
filed 2005-06-15
CIK 318622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              |X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

              |_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                       EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
                           _______________ to _______________

                         Commission File Number 0-31012

                       NT MEDIA CORP. OF CALIFORNIA, INC.
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                      94-3357128
--------------------------------                   -------------------------
 (State of other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification Number)


       8899 Beverly Blvd., Suite 624                            90038
          Los Angeles, California
-------------------------------------------             --------------------
 (Address of Principal Executive Offices)                     Zip Code

Issuer's telephone number:                                  (323) 445-4833


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                               Yes |X|  No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 38,312,000 shares of Common Stock, par value $.001 per share, issued and outstanding as of June 2, 2005.

Transitional Small Business Disclosure Format (check one):    Yes |_|   No   |X|

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION................................................1

         ITEM 1. FINANCIAL STATEMENTS........................................ 1

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OR PLAN OF OPERATIONS.......................................10

         ITEM 3. CONTROLS AND PROCEDURES.....................................18

PART II - OTHER INFORMATION..................................................19

         ITEM 1. LEGAL PROCEDINGS............................................19

         ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER
                 PURCHASES OF EQUITY SECURITIES..............................19

         ITEM 3. DEFAULTS ON INDEBTEDNESS....................................19

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY
                 HOLDERS.....................................................19

         ITEM 5. OTHER INFORMATION...........................................19

         ITEM 6. EXHIBITS....................................................19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet (unaudited)........................................2

Consolidated Statements of Operations(unaudited)..............................4

Consolidated Statements of Cash Flows (unaudited).............................6

Notes to Unaudited Consolidated Financial Statements..........................8

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                       March 31,
                                                                         2005
                                                                      ----------

                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                        $   40,608
     Inventory                                                            26,535
     Prepaid expenses                                                     47,471
     Due from related parties                                             35,503
     Interest receivable, related party                                   16,860
                                                                      ----------
TOTAL CURRENT ASSETS                                                     166,977

CAPITALIZED FILM COSTS, net                                               96,189

EQUIPMENT, net of accumulated depreciation of $11,565                        219
                                                                      ----------

TOTAL ASSETS                                                          $  263,385
                                                                      ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable                                                 $  131,138
     Accrued liabilities                                                 132,741
     Accrued liabilities to related parties                              419,880
     Stock sold in advance of issuance                                    10,029
     Notes payable                                                       615,000
     Notes payable related party                                          33,651
     Current portion of convertible notes payable                        200,000
     Current portion of convertible notes payable, related party         404,000
     Accrued litigation settlement                                       100,000
                                                                      ----------
TOTAL CURRENT LIABILITIES                                              2,046,439

           See accompanying notes to consolidated financial statements

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                             (UNAUDITED) (Continued)


CONVERTIBLE NOTES PAYABLE, net of current portion                        87,200
CONVERTIBLE NOTES PAYABLE, RELATED PARTY, net of current portion        226,600
NOTES PAYABLE                                                            50,000
ACCRUED INTEREST, long term                                              15,099
ACCRUED INTEREST, RELATED PARTY, long term                               51,129

                                                                    -----------
TOTAL LIABILITIES                                                     2,476,467
                                                                    -----------

MINORITY INTEREST                                                        15,067

COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' DEFICIT
      Preferred stock, $0.001 par value, 5,000,000 shares
         authorized; 0 shares issued and outstanding                         --
      Common stock; $0.001 par value; 100,000,000 shares
         authorized; 38,312,000 shares issued and outstanding            38,312
      Additional paid-in capital                                      1,872,655
      Common stock subscription receivable                              (69,482)
      Deficit accumulated during the development stage               (4,069,634)

                                                                    -----------
TOTAL STOCKHOLDERS' DEFICIT                                          (2,228,149)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   263,385
                                                                    ===========
           See accompanying notes to consolidated financial statements

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended               Cumulative from
                                                ---------------------------------            June 4,
                                                  March 31,            March 31,      1999 (inception) to
                                                    2005                 2004            March 31, 2005
                                                -------------       -------------        --------------
REVENUE                                         $         466       $          --         $     386,187
                                                -------------       -------------         -------------
COSTS AND EXPENSES
    General and administrative                         37,223             112,325             3,652,737
    Depreciation and amortization                         690                 840               131,857
    Impairment of film costs                               --                  --                51,000
    Loss on litigation settlement                          --                  --               100,000
                                                -------------       -------------         -------------

TOTAL COSTS AND EXPENSES                               37,913             113,165             3,935,594
                                                -------------       -------------         -------------

LOSS FROM OPERATIONS                                  (37,447)           (113,165)           (3,549,407)

OTHER INCOME (EXPENSE)
   Interest income, related party                       1,042               1,042                17,944
   Interest expense                                   (21,800)             (1,638)              (95,567)
   Interest expense, related party                     (9,805)            (14,631)             (226,295)
   Loan fees                                          (48,750)                 --              (528,333)
   Debt forgiven                                           --                  --               290,595
   Legal fees forgiven                                     --                  --                12,296
                                                -------------       -------------         -------------
TOTAL OTHER INCOME (EXPENSE)                          (79,313)            (15,227)             (529,360)
                                                -------------       -------------         -------------
NET (LOSS) BEFORE MINORITY INTEREST
  AND PROVISION FOR INCOME TAXES                     (116,760)           (128,392)           (4,078,767)

MINORITY INTEREST                                       4,927                  --                17,933

NET (LOSS)  BEFORE PROVISION
  FOR INCOME TAXES                                   (111,833)           (128,392)           (4,060,834)


           See accompanying notes to consolidated financial statements

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED) (Continued)


PROVISION FOR INCOME TAXES                             --                 --              8,800
                                              -----------        -----------        -----------
NET (LOSS)                                    $  (111,833)       $  (128,392)       $(4,069,634)
                                              ===========        ===========        ===========
NET (LOSS) PER SHARE:
          BASIC AND DILUTED                             *                  *
                                              ===========        ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
          BASIC AND DILUTED                    38,312,000         37,104,416
                                              ===========        ===========

*     less than $.01

           See accompanying notes to consolidated financial statements

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Three Months Ended      Cumulative from
                                                     --------------------------         June 4,
                                                      March 31,       March 31,   1999 (inception) to
                                                        2005            2004        March 31, 2005
                                                     -----------    -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss before minority interest                  $  (116,760)   $  (128,392)     $(4,087,567)
  Adjustment to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization expense                  690            840          131,857
      Impairment loss                                         --             --          231,328
      Operating expenses paid by reducing note rec            --             --           10,000
      Stock issued for services                               --             --          213,500
      Stock issued for loan fees                              --             --          423,000
      Stock options issued for services                       --             --           60,370
      Legal fees forgiven                                     --             --          (12,296)
      Debts forgiven                                          --             --         (290,595)
  Changes in assets and liabilities:
    Interest receivable                                   (1,042)        (1,042)         (16,860)
    Inventory                                                 --             --          (26,535)
    Prepaid expenses                                      58,590        (19,325)         (47,471)
    Other assets                                              --            200          (24,000)
    Cash overdraft                                                        6,032               --
    Deferred income                                           --             --               --
    Litigation settlement                                     --             --          100,000
    Accounts payable and accrued expenses                  6,778         17,506          507,922
    Accrued expenses, related party                       19,481         89,739          437,264

                                                     -----------    -----------      -----------
Net cash used in operating activities                    (32,263)       (34,442)      (2,390,083)
                                                     -----------    -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Notes receivable from officer                               --             --          (45,048)
  Collection of notes receivable from officer                 --             --           35,048

           See accompanying notes to consolidated financial statements

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED) (Continued)


  Notes receivable, related parties                          --            --        (50,000)
  Collection of notes receivable, related parties            --            --         50,000
  Investment in property and equipment                       --            --        (18,879)
  Investment in film costs                                   --       (71,500)      (123,746)
  Investment in web site development costs                   --        (1,450)      (292,968)
                                                    -----------   -----------    -----------
Net cash used in investing activities                        --       (72,950)      (445,593)
                                                    -----------   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                12,774      1,206,279
 Proceeds from stock sold in advance of issuance         10,029                       10,029
 Proceeds from equity investment of minority interest        --            --         33,000
 Payment of offering costs                                   --        (1,278)       (61,664)
 Proceeds from note payable                              50,000       100,000        665,000
 Proceeds from note payable, related party                   --        36,500        212,842
 Payment of note payable, related party                      --       (50,000)      (107,002)
 Proceeds from issuance of convertible notes                 --            --        917,800
                                                    -----------   -----------    -----------
Net cash provided by financing activities                60,029        97,996      2,876,284
                                                    -----------   -----------    -----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                        27,766        (9,396)        40,608

CASH AND CASH EQUIVALENTS,
 Beginning of period                                     12,842         9,396             --
                                                    -----------   -----------    -----------
CASH AND CASH EQUIVALENTS,
  End of period                                     $    40,608   $        --    $    40,608
                                                    ===========   ===========    ===========

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:

 Interest paid                                      $        --   $     1,170    $     1,911
                                                    ===========   ===========    ===========
 Income taxes paid                                  $        --   $     1,600    $     4,000
                                                    ===========   ===========    ===========


           See accompanying notes to consolidated financial statements

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of NT Media Corp. of California, Inc. and Subsidiaries included in the Form 10-KSB for the fiscal year ended December 31, 2004.

NOTE 2. ORGANIZATION AND BUSINESS

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

NOTE 3. NOTES PAYABLE

On March 22, 2005, the Company obtained a note payable in the amount of $50,000 with interest at the rate of 10% per year. The note is due on or before June 30, 2006.

NOTE 4. CONVERTIBLE NOTES PAYABLE

As of March 31, 2005, the Company had $287,200 of 6% subordinated convertible notes outstanding to a shareholder who owned 9.2% of the issued and outstanding stock of the Company as of March 31, 2005. All notes are convertible to common shares, $0.001 par value, at a conversion price that equals the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company's securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes be converted on the fifth year of their anniversary date or are due and payable in the event that the Company's shares of common stock are not publicly traded. The notes must be converted during 2005, 2006 and 2007 in the amounts of $200,000, $8,100 and $79,100, respectively. As a result, $200,000 of these notes are classified as a current liability at March 31, 2005. The proceeds were primarily used for operating activities as well as for investing in Web site development. Interest expense accrued for the quarters ended March 31, 2005 and March 31,2004 totaled $4,308 and $4,308, respectively, As of March 31, 2005, interest accrued on convertible notes totaled $71,479.

NOTE 5. CONVERTIBLE NOTES - RELATED PARTY

As of March 31, 2005, the Company had $630,600 of 6% subordinated convertible notes outstanding. The notes are due to a related party who owned an aggregate of 29% of the issued and outstanding stock of the Company as of March 31, 2005. All notes are convertible to common shares, $0.001 par value, at a conversion price that equals the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company's securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes be converted on the fifth year of their anniversary date or are due and payable in the event that the Company's shares of common stock are not publicly traded. The notes must be converted during 2005, 2006 and 2007 in the amounts of $210,000, $391,000 and $29,600, respectively. As a result, $404,000 of these notes are classified as a current liability at March 31, 2005. The proceeds were primarily used for operating activities as well as for investing in Web site development. Interest expense accrued for the period ended March 31, 2005 and 2004 was $9,549 and $9,549, respectively. As of March 31, 2005, interest accrued on convertible notes totaled $155,882

NOTE 6. EARNINGS PER SHARE

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is anti-dilutive.

NOTE 7. RELATED PARTY TRANSACTIONS

On October 1, 2002, the Company engaged Astor Capital, Inc. as its investment banker and advisory services consultant. During June 2003, the agreement with Astor was amended and extended through June 2004 and was automatically renewed thereafter. The agreement was terminated on January 12, 2005.

NOTE 8. STOCKHOLDERS' EQUITY

NT Media entered discussions with various parties to sell a total of 74,684 shares of stock during the quarter ended March 31, 2005. While the underlying shares have not been issued to date, NT Media received full payment totaling $10,029 during the month of March 2005.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Caution About Forward-Looking Statements

The following discussion should be read in conjunction with our consolidated financial statements, and the related notes included elsewhere in this Quarterly Report on Form 10-QSB and the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

The forward-looking information set forth in this Quarterly Report on Form 10-QSB is as of the date of the date of its filing, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the Securities and Exchange Commission, which we refer to as the SEC, after the date of the filing of this report at the SEC's website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled "Cautionary Statements and Risk Factors."

Overview

During the first quarter of 2005, we continued the marketing and sales efforts of an adult themed direct to home viewing series. Though our subsidiary, SU Distribution, LLC, we have purchased advertising time on television for sales through infomercials as well as sales through the website www.strippersuntamed.com. During the first quarter of 2005, SUD had approximately $465 in sales. We are exploring additional means of distribution for the project in order to maximize sales and revenues.

Over the next twelve-month period, we anticipate needing the following operating capital amounts:

           Purpose                                                    Amount
     ---------------------------------------------------------  ----------------
     Growth Capital for Acquired Subsidiaries                        $300,000
     Additional Employees                                            $100,000
     Marketing and Public Relations Campaigns                        $300,000
     Participation in Industry and Trade Functions                   $ 50,000
     Ongoing Operations                                              $500,000

Outside financing will continue to be necessary to meet our anticipated working capital needs for the foreseeable future. We anticipate that our major stockholders will make capital investments or loans of convertible debt to pay our operating expenses for the foreseeable future but, we cannot assure you that they will commit to making the necessary capital investments or loans. Given our current financial position, for the immediate future, we expect to operate our current lines of business under strict budgetary constraints in order to keep operating expenses as low as possible until new core businesses are acquired. We will attempt to negotiate extensions of our debt obligations or negotiate for the conversion of some or all of our debt into equity, however, we cannot assure you that we will be successful.

Operating Results for the Quarters Ended March 31, 2005 and 2004

We realized $466 in revenue for the quarter ended March 31, 2005 relating to the beginning of our sales efforts of our project, versus no revenue for the quarter ended March 31, 2004.

Operating expenses decreased from $113,165 in the first quarter of 2004 to $37,913 in the first quarter of 2005. This substantial decrease was due primarily to a reduction in fees resulting from the termination of NT Media's agreement with Astor as described in Note 7 to the unaudited financial statements.

We realized an operating loss of $37,447 for the quarter ended March 31, 2005 compared to an operating loss of $113,165 in the same quarter of 2004. This operating loss for the quarter ended March 31, 2005 reflects the significant decrease in operating expenses during the first quarter of 2005 compared to the first quarter of 2004.

The excess of Other Expenses versus Other Income increased to $79,313 in the quarter ended March 31, 2005 from $15,227 in the same quarter of 2004. This was due to interest expense and the amortization of loan fees in the first quarter ended March 31, 2005 compared to the first quarter ended March 31, 2004.

Our total net loss for the first quarter of 2005 decreased from a net loss of $128,392 in the quarter ended March 31, 2004 to a total net loss of $111,833 in the quarter ended March 31, 2005.

In addition to our current activities, we plan to increase our business operations and revenue generation from the distribution of our projects and the production of new projects.

Off-Balance Sheet Arrangements
------------------------------

During the quarter ended March 31, 2005, we did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

Liquidity and Sources of Capital

We have incurred significant operating losses for the last three fiscal years and, as of March 31, 2005, we had an accumulated deficit of $4,069,634. At March 31, 2005 we had $40,608 of cash or cash equivalents and a net working capital deficit of $1,879,462.

During the last three years, we and our wholly-owned subsidiary, Ecast, have been dependent on borrowed or invested funds in order to finance our ongoing operations. As of March 31, 2005, Ecast had $620,000 in outstanding debt represented by 6% convertible notes while NT Media had $297,800 in outstanding debts represented by 6% convertible notes. Such notes had been issued to two of our major stockholders. $604,000 of these two loans are now classified as current liabilities. During the three months ended March 31, 2005, we borrowed a total of $50,000 at interest rates of 10% per year. Prior to 2005 we issued stock in payment for services valued at $229,000 and $423,000 for loan fees. We anticipate having to continue to borrow funds or obtain additional equity capital to provide our working capital.

The audit report of our independent accountants for the year ended December 31, 2004 includes a "going concern" explanatory paragraph. In the accountant's opinion, the accumulated net deficit as of December 31, 2004, raised substantial doubt about our ability to continue as a going concern. We require approximately $2.04 million to repay our indebtedness in the next 12 months.

Due to our limited cash flow, operating losses and intangible assets, it is unlikely that we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from our major stockholders and other outside sources in order to fund our current operations. If these outside sources are unwilling or unable to provide necessary working capital to us, we would probably not be able to sustain our operations. There is no written agreement or contractual obligation which would require our outside sources to fund our operations up to a certain amount or indeed continue to finance our operations at all. The NT Media and Ecast notes are voluntarily convertible when our or Ecast's securities (as the case may be) are trading publicly and the underlying stock of the convertible notes has been registered with the SEC and declared effective. It is mandatory that they must be converted or paid on the fifth year of their anniversary date. Thus, the current convertible notes would be mandatorily converted during 2005, 2006 and 2007 in the amounts of $410,000, $399,100 and $108,700, respectively, unless they become eligible for conversion prior to that time.

As of March 31, 2005, our principal commitments include an obligation under a month-to-month lease of $500 per month for our corporate offices. If adequate funds are not otherwise available, management believes that its officers and directors will contribute capital amounts necessary to fund our ongoing expenses, however, our officers and directors are under no obligation to do so. If we are unable to pay our debt as it becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements require managers to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, our accountants' evaluate the estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates.

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

Factors Affecting Future Operating Results

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

If we cannot raise additional capital, we will not be able to repay our debt or pursue our business strategies as scheduled, or at all, and we may cease operations. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms. In the aggregate, as of March 31, 2005, we had approximately 2.04 million in debt obligations, including interest, owing within the next 12 months. As of March 31, 2005, we have verbal extensions with respect to approximately $1.7 million of this debt to a date to be mutually agreed upon by us and each of the respective noteholders. However, we cannot assure you that any of these noteholders will continue to extend payment of these debt obligations or ultimately agree to revise the terms of this debt to allow us to make scheduled payments over an extended period of time. We have limited cash on hand and we do not expect to generate material cash from operations within the next 12 months. We have attempted to raise additional capital through debt or equity financings and to date have had limited success. The down-trend in the financial markets has made it extremely difficult for us to raise additional capital. In addition, our common stock trades on The Over the Counter Bulletin Board which makes it more difficult to raise capital than if we were trading on the Nasdaq Stock Market. Also, our default in repaying our debt restricts our ability to file registration statements, including those relating to capital-raising transactions, on Form S-3, which may make it more difficult for us to raise additional capital. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

We have a history of losses and we do not anticipate that we will be profitable in fiscal 2005.

We have incurred losses since inception and have not generated sufficient revenues to cover our expenses during 2003 and 2004. We had an accumulated deficit of approximately $4.07 million as of March 31, 2005. During the fiscal 2004, we incurred a net loss of approximately $1.45 million. Achieving profitability depends upon numerous factors, including out ability to raise additional capital in order to produce projects, which in turn will generate sales. We do not anticipate that we will be profitable in fiscal 2005. As a result of the losses and negative cash flows from operations, our ability to continue operations will depend on our ability to generate increased revenues and the availability of outside financing for working capital. If we are unable to generate sufficient revenues in the near future to cover our expenses or obtain outside capital to cover operating expenses, we may be unable to expand or maintain business operations.

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

ITEM 3. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including the our President, Chief Executive Officer, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer, and our Chief Financial Officer concluded that the our disclosure controls and procedures are effective to ensure the information required to be disclosed by us in reports filed or submitted under the Exchange Act were timely recorded, processed and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There have been no significant changes in our internal controls over financing reporting or in other factors which occurred during the last quarter covered by this report, which could materially affect or are reasonably likely to materially affect our internal controls over financing reporting.

                           PART II - OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS

Management is aware of a threatened litigation matter involving the nonpayment of certain legal fees. The claim for this matter is approximately $9,000.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM  3. DEFAULTS ON INDEBTEDNESS

None.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM  5. OTHER INFORMATION

None.

ITEM  6. EXHIBITS

      (a)   Exhibits:

            31.1. Certification of CEO pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.

            32.1 Certification by CEO and CFO pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 14, 2005           NT MEDIA CORP. OF
                                   CALIFORNIA, INC.

                                   /s/ Chris Briggs
                                   ----------------------------------------
                                   Chris Briggs, President, Chief Executive
                                   Officer, and Acting Chief Financial Officer