Form 10QSB
period 2005-06-30
NT MEDIA CORP OF CALIFORNIA INC
filed 2005-09-20
CIK 318622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

              |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
                       _______________ to _______________

                         Commission File Number 0-31012

                       NT MEDIA CORP. OF CALIFORNIA, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                         94-3357128
----------------------------------------         -------------------------------
(State of other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                                Number)

      8899 Beverly Blvd., Suite 624
         Los Angeles, California                              90038
----------------------------------------         -------------------------------
(Address of Principal Executive Offices)                    Zip Code


Issuer's telephone number:                               (323) 445-4833

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                                  Yes |X|  No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 38,503,500 shares of Common Stock, par value $.001 per share, issued and outstanding as of September 16, 2005.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                      INDEX

                                                                                Page
                                                                                ----

PART I - FINANCIAL INFORMATION..................................................  3

     ITEM 1.  FINANCIAL STATEMENTS..............................................  3

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                OPERATIONS...................................................... 15

     ITEM 3.  CONTROLS AND PROCEDURES........................................... 23

PART II - OTHER INFORMATION..................................................... 24

     ITEM 1.  LEGAL PROCEDINGS.................................................. 24

     ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER
                PURCHASES OF EQUITY SECURITIES.................................. 24

     ITEM 3.  DEFAULTS ON INDEBTEDNESS.......................................... 24

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY
                HOLDERS......................................................... 24

     ITEM 5.  OTHER INFORMATION................................................. 24

     ITEM 6.  EXHIBITS.......................................................... 24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet (unaudited)......................................................  4

Consolidated Statements of Operations - Three Months Ended June 30, 2005 and 2004
  (unaudited)...............................................................................  6

Consolidated Statements of Operations - Six Months Ended June 30, 2005 and 2004
  and cumulative from June 4, 1999 inception to June 30, 2005(unaudited)....................  8

Consolidated Statements of Cash Flows - Six Months Ended June 30, 2005 and 2004
  and cumulative from June 4, 1999 inception to June 30, 2005 (unaudited)................... 10

Notes to Unaudited Consolidated Financial Statements........................................ 12

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                         June 30,
                                                                           2005
                                                                       -----------

                                     ASSETS
CURRENT ASSETS
        Cash and cash equivalents                                      $     4,624
        Inventory                                                           26,534
        Prepaid expenses                                                       417
        Due from related parties                                            35,503
        Interest receivable, related party                                  17,902

                                                                       -----------
TOTAL CURRENT ASSETS                                                        84,980

CAPITALIZED FILM COSTS, net                                                105,445

EQUIPMENT, net of accumulated depreciation of $11,784                           --

                                                                       -----------
TOTAL ASSETS                                                           $   190,425
                                                                       ===========


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
        Accounts payable                                               $   175,303
        Accrued liabilities                                                154,691
        Accrued liabilities to related parties                             474,140
        Notes payable                                                      665,000
        Notes payable related party                                         33,651
        Current portion of convertible notes payable                       200,000
        Current portion of convertible notes payable, related party        601,000
        Accrued litigation settlement                                      100,000

                                                                       -----------
TOTAL CURRENT LIABILITIES                                                2,403,785

CONVERTIBLE NOTES PAYABLE, net of current portion                           87,200


           See accompanying notes to consolidated financial statements

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                             (UNAUDITED) (continued)

                                                                         June 30,
                                                                           2005
                                                                       -----------
CONVERTIBLE NOTES PAYABLE, RELATED PARTY, net of current portion            29,600
ACCRUED INTEREST, long term                                                 16,407
ACCRUED INTEREST, RELATED PARTY. long term                                   5,982

                                                                       -----------
TOTAL LIABILITIES                                                        2,542,974
                                                                       -----------

MINORITY INTEREST                                                           12,545

COMMITMENTS AND CONTINGENCIES                                                   --

STOCKHOLDERS' (DEFICIT)
        Preferred stock, $0.001 par value, 5,000,000 shares
            authorized; 0 shares issued and outstanding                         --
        Common stock; $0.001 par value; 100,000,000 shares
            authorized; 38,503,500 shares issued and outstanding            38,504
        Additional paid-in capital                                       1,915,551
        Common stock subscription receivable                               (69,482)
        Deficit accumulated during the development stage                (4,249,667)

                                                                       -----------
TOTAL STOCKHOLDERS' (DEFICIT)                                           (2,365,094)
                                                                       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                          $   190,425
                                                                       ===========

           See accompanying notes to consolidated financial statements

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended
                                          --------------------------------
                                            June 30,            June 30,
                                              2005               2004
                                          ------------       ------------


REVENUE                                   $       (316)      $     60,000
                                          ------------       ------------

COSTS AND EXPENSES
   General and administrative                  102,840            371,448
   Depreciation and amortization                   220                839
   Impairment of film costs                         --             11,500

                                          ------------       ------------
TOTAL COSTS AND EXPENSES                       103,060            383,787
                                          ------------       ------------

LOSS FROM OPERATIONS                          (103,376)          (323,787)

OTHER INCOME (EXPENSE)
   Interest income, related party                1,042              1,042
   Interest expense                            (22,567)            (6,394)
   Interest expense, related party              (9,804)           (14,148)
   Loan fees                                   (46,250)           (77,881)

                                          ------------       ------------
TOTAL OTHER INCOME (EXPENSE)                   (77,579)           (97,381)
                                          ------------       ------------

NET (LOSS) BEFORE MINORITY INTEREST
   AND PROVISION FOR INCOME TAXES             (180,955)          (421,168)

MINORITY INTEREST                                2,522                 --

NET (LOSS)  BEFORE PROVISION
   FOR INCOME TAXES                           (178,433)          (421,168)


PROVISION FOR INCOME TAXES                       1,600                 --
                                          ------------       ------------

NET (LOSS)                                $   (180,033)      $   (421,168)
                                          ============       ============


           See accompanying notes to consolidated financial statements

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED) (continued)


                                                  Three Months Ended
                                          --------------------------------
                                            June 30,            June 30,
                                              2005               2004
                                          ------------       ------------

NET (LOSS) PER SHARE:
   BASIC AND DILUTED                      $     (0.005)      $     (0.011)
                                          ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
   BASIC AND DILUTED                        38,503,500         37,395,735
                                          ============       ============

           See accompanying notes to consolidated financial statements

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED) (continued)

                                                 Six Months Ended           Cumulative from
                                         ------------------------------         June 4,
                                            June 30,          June 30,    1999 (inception) to
                                              2005              2004         June 30, 2005
                                         ------------      ------------   -------------------
REVENUE                                  $        150      $     60,000      $    385,871
                                         ------------      ------------      ------------

COSTS AND EXPENSES
   General and administrative                 140,063           483,773         3,755,577
   Depreciation and amortization                  910             1,679           132,077
   Impairment of film costs                        --            11,500            51,000
   Loss on litigation settlement                   --                --           100,000

                                         ------------      ------------      ------------
TOTAL COSTS AND EXPENSES                      140,973           496,952         4,038,654
                                         ------------      ------------      ------------

LOSS FROM OPERATIONS                         (140,823)         (436,952)       (3,652,783)

OTHER INCOME (EXPENSE)
   Interest income, related party               2,084             2,084            18,986
   Interest expense                           (44,367)           (8,032)         (118,134)
   Interest expense, related party            (19,609)          (28,779)         (236,099)
   Loan fees                                  (95,000)          (77,881)         (574,583)
   Debt forgiven                                   --                --           290,595
   Legal fees forgiven                             --                --            12,296

                                         ------------      ------------      ------------
TOTAL OTHER INCOME (EXPENSE)                 (156,892)         (112,608)         (606,939)
                                         ------------      ------------      ------------

NET (LOSS) BEFORE MINORITY INTEREST
   AND PROVISION FOR INCOME TAXES            (297,715)         (549,560)       (4,259,722)

MINORITY INTEREST                               7,449                --            20,455

NET (LOSS)  BEFORE PROVISION
   FOR INCOME TAXES                          (290,266)         (549,560)       (4,239,267)

PROVISION FOR INCOME TAXES                      1,600                --            10,400


           See accompanying notes to consolidated financial statements

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED) (continued)

                                                 Six Months Ended           Cumulative from
                                         ------------------------------         June 4,
                                            June 30,          June 30,    1999 (inception) to
                                              2005              2004         June 30, 2005
                                         ------------      ------------   -------------------
                                         ------------      ------------      ------------
NET (LOSS)                               $   (291,866)     $   (549,560)     $ (4,249,667)
                                         ============      ============      ============

NET (LOSS) PER SHARE:
   BASIC AND DILUTED                     $     (0.008)     $     (0.015)
                                         ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
   BASIC AND DILUTED                       38,408,279        37,183,445
                                         ============      ============

           See accompanying notes to consolidated financial statements

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Six Months Ended           Cumulative from
                                                         --------------------------         June 4,
                                                          June 30,         June 30,    1999 (inception) to
                                                            2005             2004         June 30, 2005
                                                         -----------      -----------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss before minority interest                     $  (299,315)     $  (549,560)     $(4,270,122)
   Adjustment to reconcile net loss to net cash
     used in operating activities:
        Depreciation and amortization expense                    910            1,679          132,077
        Impairment loss                                           --           11,500          231,328
        Operating expenses paid by reducing note rec              --               --           10,000
        Stock issued for services                                 --               --          213,500
        Stock issued for loan fees                                --          423,000          423,000
        Stock options issued for services                         --               --           60,370
        Legal fees forgiven                                       --               --          (12,296)
        Debts forgiven                                            --               --         (290,595)
   Changes in assets and liabilities:
     Accounts receivable                                          --          (60,000)              --
     Interest receivable                                      (2,084)          (1,584)         (17,902)
     Inventory                                                    --               --          (26,535)
     Prepaid expenses                                        105,644         (398,919)            (417)
     Other assets                                                 --           (2,000)         (24,000)
     Litigation settlement                                        --               --          100,000
     Accounts payable and accrued expenses                    74,200           69,486          575,344
     Accrued expenses, related party                          28,595          102,981          446,378

                                                         -----------      -----------      -----------
Net cash used in operating activities                        (92,050)        (403,417)      (2,449,870)
                                                         -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Notes receivable from officer                                  --               --          (45,048)
   Collection of notes receivable from officer                    --               --           35,048


   Notes receivable, related parties                              --               --          (50,000)
   Collection of notes receivable, related parties                --               --           50,000
   Investment in property and equipment                           --               --          (18,879)

           See accompanying notes to consolidated financial statements

              NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED) (continued)

                                                              Six Months Ended           Cumulative from
                                                         --------------------------          June 4,
                                                          June 30,         June 30,    1999 (inception) to
                                                            2005             2004         June 30, 2005
                                                         -----------      -----------  -------------------
   Investment in film costs                                   (9,256)        (131,000)        (133,002)
   Investment in web site development costs                       --               --         (292,968)

                                                         -----------      -----------      -----------
Net cash used in investing activities                         (9,256)        (131,000)        (454,849)
                                                         -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                     47,875           24,224        1,254,154
   Proceeds from equity investment of minority int                --               --           33,000
   Payment of offering costs                                  (4,787)          (2,823)         (66,451)
   Proceeds from note payable                                 50,000          520,000          665,000
   Proceeds from note payable, related party                      --           38,449          212,842
   Payment of note payable, related party                         --          (53,413)        (107,002)
   Proceeds from issuance of convertible notes                    --               --          917,800

                                                         -----------      -----------      -----------
Net cash provided by financing activities                     93,088          526,437        2,909,343
                                                         -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                           (8,218)          (7,980)           4,624

CASH AND CASH EQUIVALENTS,
   Beginning of period                                        12,842            9,398               --
                                                         -----------      -----------      -----------
CASH AND CASH EQUIVALENTS,
   End of period                                         $     4,624      $     1,418      $     4,624
                                                         ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:

   Interest paid                                         $        --      $     1,170      $     1,911
                                                         ===========      ===========      ===========
   Income taxes paid                                     $     1,600      $     1,600      $     5,600
                                                         ===========      ===========      ===========

           See accompanying notes to consolidated financial statements

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying un-audited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of NT Media Corp. of California, Inc. and Subsidiaries included in the Form 10-KSB for the fiscal year ended December 31, 2004.

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

NOTE 4. CONVERTIBLE NOTES PAYABLE

As of June 30, 2005, the Company had $287,200 of 6% subordinated convertible notes outstanding to a shareholder who owned 9.2% of the issued and outstanding stock of the Company as of June 30, 2005. All notes are convertible to common shares, $0.001 par value, at a conversion price that equals the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company's securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes be converted on the fifth year of their anniversary date or are due and payable in the event that the Company's shares of common stock are not publicly traded. The notes must be converted during 2005, 2006 and 2007 in the amounts of $58,000, $150,100 and $79,100, respectively. $200,000 of these notes are classified as a current liability at June 30, 2005. The proceeds were primarily used for operating activities as well as for investing in Web site development. Interest expense accrued for the periods ended June 30, 2005 and June 30, 2004, totaled $8,616 and $8,616, respectively. As of June 30, 2005, interest accrued on convertible notes totaled $75,787.

On June 6, 2005, a note in the amount of $142,000 reached its five year maturity date. This note was extended for an additional period of one year under the same terms and conditions.

NOTE 5. CONVERTIBLE NOTES - RELATED PARTY

As of June 30, 2005, the Company had $630,600 of 6% subordinated convertible notes outstanding. The notes are due to a related party who owned an aggregate of 29% of the issued and outstanding stock of the Company as of June 30, 2005. All notes are convertible to common shares, $0.001 par value, at a conversion price that equals the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company's securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes be converted on the fifth year of their anniversary date or are due and payable in the event that the Company's shares of common stock are not publicly traded. The notes must be converted during 2005, 2006 and 2007 in the amounts of $210,000, $391,000 and $29,600, respectively. $601,000 of these notes are classified as a current liability at June 30, 2005. The proceeds were primarily used for operating activities as well as for investing in Web site development. Interest expense for the periods ended June 30, 2005 and 2004 was $18,918 and $18,918, respectively. As of June 30, 2005, interest accrued on convertible notes totaled $165,341.

NOTE 6. EARNINGS PER SHARE

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the, numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is anti-dilutive.

NOTE 7. RELATED PARTY TRANSACTIONS

On October 1, 2002, the Company engaged Astor Capital, Inc. as its investment banker and advisory services consultant. During June 2003, the agreement with Astor was amended and extended through June 2004 and was automatically renewed thereafter. The agreement was terminated on January 12, 2005.

NOTE 8. STOCKHOLDERS' EQUITY

On July 13, 2005, 191,500 shares were issued in consideration for payments received in March 2005 totaling $47,875. The Company paid offering costs of $4,787 to an unrelated party resulting in net proceeds of $43,088.

NOTE 9. SUBSEQUENT EVENTS

On July 31, 2005, a convertible note as described in Note 5 above in the amount of $100,000 reached its five year maturity date. This note was extended for an additional period of one year under the same terms and conditions.

On September 12, 2005, the Company obtained a note payable in the amount of $20,000 with interest at the rate of 12% per year. The note is due on or before October 31, 2005. In connection with this note payable the company will issue 100,000 common shares in payment of loan fees.

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

Overview

During the first quarter of 2005, we continued the marketing and sales efforts of an adult themed direct to home viewing series. Though our subsidiary, SU Distribution, LLC, we have purchased advertising time on television for sales through infomercials as well as sales through the website www.dancersuntamed.com. During the second quarter of 2005, we were unable to execute on our marketing and sales strategy due to what we perceived as a more stringent regulatory environment, and accordingly, SUD had no sales during this period. We are exploring additional means of distribution for the project, including bulk sales of the DVD's to chain stores, in order to maximize sales and revenues.

Over the next twelve-month period, we anticipate needing the following operating capital amounts:

Purpose                                                                Amount
----------------------------------------------------                  ----------
Growth Capital for Acquired Subsidiaries                               $500,000
Additional Employees                                                   $100,000
Marketing and Public Relations Campaigns                               $300,000
Participation in Industry and Trade Functions                          $ 50,000
Ongoing Operations                                                     $300,000
Capital needed for total amount of convertible
 notes reaching maturity (unless notes are extended)                   $801,000

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

Operating Results for the Quarters Ended June 30, 2005 and 2004

We realized negative revenues of $316 for the quarter ended June 30, 2005, which is a decrease from $60,000 for the quarter ended June 30, 2004. The negative revenues are a result of credits given on first quarter sales. This decrease was due primarily to reduced revenue generated through consulting fees (with respect to business development and strategy consulting).

Operating expenses decreased from $383,787 in the second quarter of 2004 to $103,660 in the second quarter of 2005. This substantial decrease was due primarily to decreases in professional fees and marketing costs.

We realized an operating loss of $103,376 for the quarter ended June 30, 2005 compared to an operating loss of $323,787 in the same quarter of 2004. This operating loss for the quarter ended June 30, 2005 reflects the significant decrease in operating expenses during the second quarter of 2005 compared to the second quarter of 2004.

The excess of Other Expenses, which includes interest expense and loan fees, versus Other Income, which includes interest income decreased to $77,579 in the quarter ended June 30, 2005 from $97,381 in the same quarter of 2004. This was due to decreased loan fee amortization in the second quarter ended June 30, 2005 compared to the second quarter ended June 30, 2004.

Our total net loss for the second quarter of 2005 decreased from a net loss of $421,168 in the quarter ended June 30, 2004 to a total net loss of $180,033 in the quarter ended June 30, 2005.

We plan to increase our revenue generation through the execution of a new marketing and sales plan for our adult themed DVD.

Operating Results for the Six Months Ended June 30, 2005 and 2004

We realized revenues of $150 for the six months ended June 30, 2005, which is a decrease from $60,000 for the six months ended June 30, 2004. This decrease was due primarily to reduced revenue generated through consulting fees (with respect to business development and strategy consulting).

Operating expenses decreased from $496,952 in the first six months of 2004 to $140,973 in the first six months of 2005. This substantial decrease was due primarily to decreases in professional fees and marketing costs.

We realized an operating loss of $140,823 for the six months ended June 30, 2005 compared to an operating loss of $436,952 in the six months ended of June 30, 2004. This operating loss for the six months ended June 30, 2005 reflects the significant decrease in operating expenses during the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

The excess of Other Expenses, which includes interest expense and loan fees, versus Other Income, which includes interest income increased to $156,892 in the six months ended June 30, 2005 from $112,608 in the six months ended June 30, 2004. This was due to increased loan fee and interest expenses in the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Our total net loss for the six months ended June 30, 2005 decreased from a net loss of $549,560 in the six months ended June 30, 2004 to a total net loss of $297,715 in the six months ended June 30, 2005.

We plan to increase our revenue generation through the execution of a new marketing and sales plan for our adult themed DVD.

Off-Balance Sheet Arrangements

During the quarter ended June 30, 2005, we did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

Liquidity and Sources of Capital

We have incurred significant operating losses for the last three fiscal years and, as of June 30, 2005, we had an accumulated deficit of $4,249,667. At June 30, 2005, we had $4,624 of cash or cash equivalents and a net working capital deficit of $2,268,805.

During the last three years, we and our wholly-owned subsidiary, Ecast, have been dependent on borrowed or invested funds in order to finance our ongoing operations. As of June 30, 2005, Ecast had $620,000 in outstanding debt represented by 6% convertible notes while NT Media had $297,800 in outstanding debts represented by 6% convertible notes. Such notes had been issued to two of our major stockholders. $801,000 of these loans are now classified as current liabilities. During the six months ended June 30, 2005, we borrowed a total of $50,000 at an interest rate of 10% per year. We anticipate having to continue to borrow funds or obtain additional equity capital to provide our working capital.

The audit report of our independent accountants for the year ended December 31, 2004, includes a "going concern" explanatory paragraph. In the accountant's opinion, the accumulated net deficit as of December 31, 2004, raised substantial doubt about our ability to continue as a going concern. We require approximately $2.4 million to repay our indebtedness in the next 12 months.

Due to our limited cash flow, and operating losses, it is unlikely that we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from our major stockholders and other outside sources in order to fund our current operations. If these outside sources are unwilling or unable to provide necessary working capital to us, we would probably not be able to sustain our operations. There is no written agreement or contractual obligation which would require our outside sources to fund our operations up to a certain amount or indeed continue to finance our operations at all. The NT Media and Ecast notes are voluntarily convertible when our or Ecast's securities (as the case may be) are trading publicly and the underlying stock of the convertible notes has been registered with the SEC and declared effective. It is mandatory that they must be converted or paid on the fifth year of their anniversary date. Thus, the current convertible notes would be mandatorily converted during 2005, 2006 and 2007 in the amounts of $268,000, $541,100 and $108,700, respectively, unless they become eligible for conversion prior to that time.

As of June 30, 2005, our principal commitments include an obligation under a month-to-month lease of $500 per month for our corporate offices. If adequate funds are not otherwise available, management believes that its officers and directors will contribute capital amounts necessary to fund our ongoing expenses, however, our officers and directors are under no obligation to do so. If we are unable to pay our debt as it becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

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

If we cannot raise additional capital, we will not be able to repay our debt or pursue our business strategies as scheduled, or at all, and we may cease operations. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms. In the aggregate, as of June 30, 2005, we had approximately $2.4 million in debt obligations, including interest, owing within the next 12 months. As of June 30, 2005, we have verbal extensions with respect to approximately $1.7 million of this debt to a date to be mutually agreed upon by us and each of the respective noteholders. However, we cannot assure you that any of these noteholders will continue to extend payment of these debt obligations or ultimately agree to revise the terms of this debt to allow us to make scheduled payments over an extended period of time. We have limited cash on hand and we do not expect to generate material cash from operations within the next 12 months. We have attempted to raise additional capital through debt or equity financings and to date have had limited success. In addition, our common stock trades on The Over the Counter Bulletin Board which makes it more difficult to raise capital than if we were trading on the Nasdaq Stock Market. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

We have a history of losses and we do not anticipate that we will be profitable in fiscal 2005.

We have incurred losses since inception and have not generated sufficient revenues to cover our expenses during 2003 and 2004. We had an accumulated deficit of approximately $4.2 million as of June 30, 2005. During the fiscal 2004, we incurred a net loss of approximately $1.45 million. Achieving profitability depends upon numerous factors, including out ability to raise additional capital in order to produce projects, which in turn will generate sales. We do not anticipate that we will be profitable in fiscal 2005. As a result of the losses and negative cash flows from operations, our ability to continue operations will depend on our ability to generate increased revenues and the availability of outside financing for working capital. If we are unable to generate sufficient revenues in the near future to cover our expenses or obtain outside capital to cover operating expenses, we may be unable to expand or maintain business operations.

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

We do not maintain our own production facilities. Do to the limited number of employees, we are reliant on third parties to enter into agreements with us, in which case, we finance and co-produce the projects with them. To the extent that third parties do not continue to enter into agreements with us, we will be solely reliant on developing and producing projects with only one employee.

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

ITEM 3. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our President, Chief Executive Officer, and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer, and Acting Chief Financial Officer concluded that the our disclosure controls and procedures are effective to ensure the information required to be disclosed by us in reports filed or submitted under the Exchange Act were timely recorded, processed and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      During the second quarter of 2005, we issued the following securities which were not registered under the Securities Act of 1933, as amended. No offer or sale of the securities was made to a person in the United States. We believe that each purchaser of securities was not a U.S. person as defined in Rule 902(k) of Regulation S and did not acquire the securities for the account or benefit of any U.S. person. We did not engage in any directed selling efforts in the United States. For these reasons, among others, the offer and sale of the following securities were not subject to Section 5 of the Securities Act by virtue of Regulation S promulgated by the SEC under the Securities Act:

      o In June 2005, we issued 191,500 shares of our common stock to non-U.S. persons, as such term ins defined in Regulation S, for an aggregate offering price of $47,875. We incurred $4,787 in placement fees which resulted in net proceeds of $43,088.

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


Dated:  September 20, 2005          NT MEDIA CORP. OF
                                    CALIFORNIA, INC.


                                    /s/ Ali Moussavi
                                    --------------------------------------------
                                    Ali Moussavi, President, Chief Executive
                                    Officer, and Acting Chief Financial Officer