Form 10QSB
period 2005-09-30
NT MEDIA CORP OF CALIFORNIA INC
filed 2005-11-22
CIK 318622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
                       _______________ to _______________

                         Commission File Number 0-31012

                       NT MEDIA CORP. OF CALIFORNIA, INC.
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)

          DELAWARE                                     94-3357128
-------------------------------         ---------------------------------------
(State of other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

      8899 Beverly Blvd., Suite 624                      90038
         Los Angeles, California
----------------------------------------                --------
(Address of Principal Executive Offices)                Zip Code

     Issuer's telephone number:                      (323) 445-4833

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                                Yes |X|  No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                Yes |_|  No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 38,503,500 shares of Common Stock, par value $.001 per share, issued and outstanding as of November 16, 2005.

Transitional Small Business Disclosure Format (check one):  Yes |_| No |X|

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION.................................................3

      ITEM 1.  FINANCIAL STATEMENTS............................................3

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                OPERATIONS....................................................11

      ITEM 3.  CONTROLS AND PROCEDURES........................................19

PART II - OTHER INFORMATION...................................................20

      ITEM 1.  LEGAL PROCEDINGS...............................................20

      ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER
                PURCHASES OF EQUITY SECURITIES................................20

      ITEM 3.  DEFAULTS ON INDEBTEDNESS.......................................20

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY
                HOLDERS.......................................................20

      ITEM 5.  OTHER INFORMATION..............................................20

      ITEM 6.  EXHIBITS.......................................................20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet (unaudited) ........................................4

Consolidated Statements of Operations -
 Three Months Ended September 30, 2005 and 2004 (unaudited) ...................5

Consolidated Statements of Operations -
 Nine Months Ended September 30, 2005 and 2004 and
 cumulative from June 4, 1999 inception to September 30, 2005(unaudited) ......6

Consolidated Statements of Cash Flows -
 Nine Months Ended September 30, 2005 and 2004 and
 cumulative from June 4, 1999 inception to September 30, 2005 (unaudited) .....7

Notes to Unaudited Consolidated Financial Statements ..........................8

               NT Media Corp. of California, Inc. and Subsidiaries

                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                   September 30,
                                                                       2005
                                                                   -----------
                                     ASSETS

CURRENT ASSETS

  Cash and cash equivalents                                        $     1,620
  Inventory                                                             24,820
  Prepaid expenses                                                      25,420
  Due from related parties                                              35,383
  Interest receivable, related party                                    18,944
                                                                   -----------
TOTAL CURRENT ASSETS
                                                                       106,187

CAPITALIZED FILM COSTS, net                                            105,445

EQUIPMENT, net of accumulated depreciation of $11,784                       --
                                                                   -----------
TOTAL ASSETS                                                       $   211,632
                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                 $   172,631
  Accrued liabilities                                                  217,640
  Accrued liabilities to related parties                               484,192
  Notes payable                                                        685,000
  Notes payable related party                                           33,651
  Current portion of convertible notes payable                         200,000
  Current portion of convertible notes payable, related party          601,000
  Accrued litigation settlement                                        100,000
                                                                   -----------
TOTAL CURRENT LIABILITIES
                                                                     2,494,114

CONVERTIBLE NOTES PAYABLE, net of  current portion                      87,200

CONVERTIBLE NOTES PAYABLE, RELATED PARTY, net of current portion        29,600

ACCRUED INTEREST, long term                                             17,715

ACCRUED INTEREST, RELATED PARTY, long term                               6,426

                                                                   -----------
TOTAL LIABILITIES                                                    2,635,055
                                                                   -----------

MINORITY INTEREST                                                       11,646

COMMITMENTS AND CONTINGENCIES                                               --

STOCKHOLDERS' DEFICIT
  Preferred stock, $0.001 par value, 5,000,000 shares
   authorized; 0 shares issued and outstanding                              --
  Common stock; $0.001 par value; 100,000,000 shares
   authorized; 38,503,500 shares issued and outstanding                 38,504

  Additional paid-in capital                                         1,915,552

  Common stock subscription receivable                                 (69,482)

  Deficit accumulated during the development stage                  (4,319,643)
                                                                   -----------
TOTAL STOCKHOLDERS' DEFICIT                                         (2,435,069)
                                                                   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $   211,632
                                                                   ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements

               NT Media Corp. of California, Inc. and Subsidiaries

                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                             Three Months Ended
                                       ------------------------------
                                       September 30,    September 30,
                                           2005              2004
                                       -------------    -------------
REVENUE                                $          --    $          --
                                       -------------    -------------
COSTS AND EXPENSES
  General and administrative                  22,167          165,043
  Depreciation and amortization                   --              839
                                       -------------    -------------
TOTAL COSTS AND EXPENSES                      22,167          165,882
                                       -------------    -------------
LOSS FROM OPERATIONS                         (22,167)        (165,882)

OTHER INCOME (EXPENSE)
     Interest income, related party            1,042            1,042
     Interest expense                        (23,603)         (18,903)
     Interest expense, related party         (10,150)         (14,115)
     Loan fees                               (15,997)        (392,952)
                                       -------------    -------------
TOTAL OTHER INCOME (EXPENSE)                 (48,708)        (424,928)
                                       -------------    -------------

NET (LOSS) BEFORE MINORITY INTEREST
  AND PROVISION FOR INCOME TAXES             (70,875)        (590,810)

MINORITY INTEREST                                899               --

NET (LOSS)  BEFORE PROVISION
  FOR INCOME TAXES                           (69,976)        (590,810)

PROVISION FOR INCOME TAXES                        --               --
                                       -------------    -------------
NET (LOSS)                             $     (69,976)   $    (590,810)
                                       =============    =============
NET (LOSS) PER SHARE:
  BASIC AND DILUTED                    $      (0.002)   $      (0.023)
                                       =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC AND DILUTED                       38,478,522       38,130,612
                                       =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements

               NT Media Corp. of California, Inc. and Subsidiaries

                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                              Nine Months Ended           Cumulative from
                                       ------------------------------         June 4,
                                       September 30,    September 30,   1999 (inception) to
                                           2005             2004        September 30, 2005
                                       -------------    -------------    -----------------
REVENUE                                $         151    $     60,000     $         385,872
                                       -------------    -------------    -----------------
COSTS AND EXPENSES
  General and administrative                 162,231          648,816            3,777,745
  Depreciation and amortization                  910            2,518              132,077
  Impairment of film costs                        --           11,500               51,000
  Loss on litigation settlement                   --               --              100,000
                                       -------------    -------------    -----------------
TOTAL COSTS AND EXPENSES                     163,141          662,834            4,060,822
                                       -------------    -------------    -----------------
LOSS FROM OPERATIONS                        (162,990)        (602,834)          (3,674,950)

OTHER INCOME (EXPENSE)
  Interest income, related party               3,126            3,126               20,028
  Interest expense                           (67,970)         (26,935)            (141,737)
  Interest expense, related party            (29,759)         (42,894)            (246,249)
  Loan fees                                 (110,997)        (470,833)            (590,580)
  Debt forgiven                                   --               --              290,595
  Legal fees forgiven                             --               --               12,296
                                       -------------    -------------    -----------------

TOTAL OTHER INCOME (EXPENSE)                (205,600)        (537,536)            (655,647)
                                       -------------    -------------    -----------------

NET (LOSS) BEFORE MINORITY INTEREST
  AND PROVISION FOR INCOME TAXES            (368,590)      (1,140,370)          (4,330,597)

MINORITY INTEREST                              8,348               --               21,354

NET (LOSS)  BEFORE PROVISION
  FOR INCOME TAXES                          (360,242)      (1,140,370)          (4,309,243)


PROVISION FOR INCOME TAXES                     1,600               --               10,400
                                       -------------    -------------    -----------------
NET (LOSS)                             $    (361,842)   $  (1,140,370)   $      (4,319,643)
                                       =============    =============    =================

NET (LOSS) PER SHARE:
  BASIC AND DILUTED                    $      (0.009)   $      (0.030)
                                       =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC AND DILUTED                       38,368,117       37,183,445
                                       =============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements

               NT Media Corp. of California, Inc. and Subsidiaries

                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                 Cumulative from
                                                                                                      June 4,
                                                                  Nine Months Ended             1999 (inception)
                                                            ------------------------------        September 30,
                                                            September 30,    September 30,             to
                                                                2005             2004                 2005
                                                            -------------    -------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss before minority interest                         $    (370,190)   $  (1,140,370)   $        (4,340,997)
  Adjustment to reconcile net loss to net cash
    used in operating activities:

      Depreciation and amortization expense                           910            2,518                132,077
      Impairment loss                                                  --           11,500                231,328
      Operating expenses paid by reducing note receivable              --               --                 10,000
      Stock issued for services                                        --          188,500                213,500
      Stock issued for loan fees                                       --          423,000                423,000
      Stock options issued for services                                --           40,870                 60,370
      Legal fees forgiven                                              --               --                (12,296)
      Debts forgiven                                                   --               --               (290,595)

  Changes in assets and liabilities:

      Interest receivable                                          (3,126)          (2,626)               (18,944)
      Inventory                                                     1,715               --                (24,820)
      Prepaid expenses                                             80,641         (175,589)               (25,420)
      Due from related parties                                        120               --                    120
      Other assets                                                     --           (2,000)               (24,000)
      Litigation settlement                                            --               --                100,000
      Accounts payable and accrued expenses                       135,786           81,462                636,930
      Accrued expenses, related party                              39,091          156,330                456,874
                                                            -------------    -------------    -------------------
Net cash (used) in operating activities                          (115,053)        (416,405)            (2,472,873)
                                                            -------------    -------------    -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Notes receivable from officer                                      --               --                (45,048)
    Collection of notes receivable from officer                        --               --                 35,048
    Notes receivable, related parties                                  --               --                (50,000)
    Collection of notes receivable, related parties                    --               --                 50,000
    Investment in property and equipment                               --               --                (18,879)
    Investment in film costs                                       (9,258)        (165,508)              (133,004)
    Investment in web site development costs                           --               --               (292,968)
                                                            -------------    -------------    -------------------
Net cash (used in) investing activities                            (9,258)        (165,508)              (454,851)
                                                            -------------    -------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock                           47,875           24,223              1,254,154
  Proceeds from equity investment of minority interest                 --               --                 33,000
  Payment of offering costs                                        (4,786)          (2,823)               (66,450)
  Proceeds from notes payable                                      70,000          570,000                685,000
  Proceeds from note payable, related party                            --           36,500                212,842
  Payment of note payable, related party                               --          (53,413)              (107,002)
  Proceeds from issuance of convertible notes                          --               --                917,800
                                                            -------------    -------------    -------------------
Net cash provided by financing activities                         113,089          574,487              2,929,344
                                                            -------------    -------------    -------------------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                              (11,222)          (7,426)                 1,620

CASH AND CASH EQUIVALENTS,
    Beginning of period                                            12,842            9,396                     --
                                                            -------------    -------------    -------------------
CASH AND CASH EQUIVALENTS,
    End of period                                           $       1,620    $       1,970    $             1,620
                                                            =============    =============    ===================

SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION:
    Interest paid                                           $          --    $       1,170    $             1,911
                                                            =============    =============    ===================
    Income taxes paid                                       $       1,600    $       1,600    $             5,600
                                                            =============    =============    ===================

              The accompanying notes are an integral part of these
                       consolidated financial statements

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

NOTE 2. ORGANIZATION AND BUSINESS

During the third quarter of 2004, the Company entered into an agreement with SU Productions, LLC to form a limited liability corporation named SU Distribution LLC ("SUD"). SUD is owned 51% by the Company and 49% by SU Productions LLC. During the fourth quarter of 2004, SUD completed production of the first three episodes of an adult-themed "direct to DVD" program entitled "Strippers Untamed." Upon completion of production, SUD began test marketing and distribution efforts through the use of commercials and infomercials. SUD has engaged a third party telemarketing company to receive and process all orders, as well as, a third party fulfillment company to complete delivery of the orders. SUD manufactured an inventory of the project with a current retail value of approximately $175,000. During the first quarter of 2005, NT continued the marketing and sales efforts of an adult themed direct to home viewing series. Though its subsidiary, SU Distribution, LLC, NT purchased advertising time on television for sales through infomercials as well as sales through a website.

NOTE 3.  NOTES PAYABLE

On March 22, 2005, the Company obtained a note payable in the amount of $50,000 with interest at the rate of 10% per year. The note is due on or before June 30, 2006.

On September 12, 2005, the Company obtained a note payable in the amount of $20,000 with interest at the rate of 12% per year. The note was due on or before October 31, 2005, and has been verbally extended to January 31, 2006. In connection with this note payable the company will issue 100,000 common shares in payment of loan fees.

NOTE 4. CONVERTIBLE NOTES PAYABLE

As of September 30, 2005, the Company had $287,200 of 6% subordinated convertible notes outstanding to a shareholder who owned 9.2% of the issued and outstanding stock of the Company as of September 30, 2005. All notes are convertible to common shares, $0.001 par value, at a conversion price that equals the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company's securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes be converted on the fifth year of their anniversary date or are due and payable in the event that the Company's shares of common stock are not publicly traded. The notes must be converted during 2005, 2006 and 2007 in the amounts of $50,000, $158,100 and $79,100, respectively. $200,000 of these notes are classified as a current liability at September 30, 2005. The proceeds were primarily used for operating activities as well as for investing in Web site development. Interest expense accrued for the periods ended September 30, 2005 and September 30, 2004, totaled $12,924 and $12,924, respectively. As of September 30, 2005, interest accrued on convertible notes totaled $80,095.

On June 6, 2005, a note in the amount of $142,000 reached its five year maturity date. This note was extended for an additional period of one year under the same terms and conditions.

On September 5, 2005, a note in the amount of $80,000 reached its five year maturity date. This note was extended for an additional period of one year under the same terms and conditions.

NOTE 5. CONVERTIBLE NOTES - RELATED PARTY

As of September 30, 2005, the Company had $630,600 of 6% subordinated convertible notes outstanding. The notes are due to a related party who owned an aggregate of 29% of the issued and outstanding stock of the Company as of September 30, 2005. All notes are convertible to common shares, $0.001 par value, at a conversion price that equals the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company's securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes be converted on the fifth year of their anniversary date or are due and payable in the event that the Company's shares of common stock are not publicly traded. The notes must be converted during 2005, 2006 and 2007 in the amounts of $30,000, $571,000 and $29,600, respectively. $601,000 of these notes are classified as a current liability at September 30, 2005. The proceeds were primarily used for operating activities as well as for investing in Web site development. Interest expense for the periods ended September 30, 2005 and 2004 was $28,377 and $28,377, respectively. As of September 30, 2005, interest accrued on convertible notes totaled $174,800.

On July 31, 2005, a convertible note as described above in the amount of $100,000 reached its five year maturity date. This note was extended for an additional period of one year under the same terms and conditions.

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

NOTE 8. STOCKHOLDERS' EQUITY

On July 13, 2005, 191,500 shares were issued in consideration for payments received in March 2005 totaling $47,875. The Company paid offering costs of $4,786 to an unrelated party resulting in net proceeds of $43,089.

NOTE 9. COMMITMENTS

On August 19, 2005, the Company entered into a consulting agreement with Loyola Financial Services. This agreement allows for cash payments totaling $250,000 or equivalent consideration of 624,000 shares of stock to be paid to Loyola Financial Services over the period of the agreement. As of September 30, 2005, no services had been received under this agreement and, accordingly, no money has been paid and no shares have been issued.

NOTE 10. SUBSEQUENT EVENTS

On November 1, 2005, a convertible note as described in Note 4 above in the amount of $80,000 reached its five year maturity date. This note was extended for an additional period of one year under the same terms and conditions.

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

Overview

During the first quarter of 2005, we continued the marketing and sales efforts of an adult themed direct to home viewing series. Though our subsidiary, SU Distribution, LLC, we have purchased advertising time on television for sales through infomercials as well as sales through the website www.dancersuntamed.com. During the second quarter of 2005, we were unable to execute on our marketing and sales strategy due to what we perceived as a more stringent regulatory environment, and accordingly, SUD had no sales during this period. We are exploring additional means of distribution for the project, including bulk sales of the DVD's to chain stores, in order to maximize sales and revenues. In addition, we plan to market the DVD's through online auction stores.

On October 14, 2005, we entered into an agreement with Endeavor Agency to represent interests of the Company in seeking financing for various media and entertainment projects as well as seeking media and entertainment projects for acquisition or licensing. We believe this agreement will allow us to leverage the value of our current media holdings by tapping into a broader distribution network. We also expect Endeavor to assist in locating and facilitating any potential acquisition opportunities in the feature film arena.

Over the next twelve-month period, we anticipate needing the following operating capital amounts:

Purpose                                                                  Amount
---------------------------------------------------------               --------
Growth Capital for Acquired Subsidiaries                                $500,000
Additional Employees                                                    $100,000
Marketing and Public Relations Campaigns                                $300,000
Participation in Industry and Trade Functions                           $ 50,000
Ongoing Operations                                                      $300,000
Capital needed for total amount of convertible
 notes reaching maturity (unless notes are extended)                    $801,000
Capital needed for total amount of notes payable
 reaching maturity (unless notes are extended)                          $836,000
Capital needed to pay accounts payable and accrued
 expenses owing                                                         $898,000

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

Operating Results for the Quarters Ended September 30, 2005 and 2004

Operating expenses decreased from $165,882 in the third quarter of 2004 to $22,168 in the third quarter of 2005. This substantial decrease was due primarily to decreases in professional fees and marketing costs.

We realized an operating loss of $22,167 for the quarter ended September 30, 2005 compared to an operating loss of $165,882 in the same quarter of 2004. This operating loss for the quarter ended September 30, 2005 reflects the significant decrease in operating expenses during the third quarter of 2005 compared to the third quarter of 2004.

The excess of Other Expenses, which includes interest expense and loan fees, versus Other Income, which includes interest income decreased to $48,708 in the quarter ended September 30, 2005 from $424,928 in the same quarter of 2004. This was due to decreased loan fee amortization in the third quarter ended September 30, 2005 compared to the third quarter ended September 30, 2004.

Our total net loss for the third quarter of 2005 decreased from a net loss of $590,810 in the quarter ended September 30, 2004 to a total net loss of $69,976 in the quarter ended September 30, 2005.

Operating Results for the Nine Months Ended September 30, 2005 and 2004

We realized revenues of $151 for the nine months ended September 30, 2005, which is a decrease from $60,000 for the nine months ended September 30, 2004. This decrease was due primarily to reduced revenue generated through consulting fees (with respect to business development and strategy consulting).

Operating expenses decreased from $662,834 in the first nine months of 2004 to $163,141 in the first nine months of 2005. This substantial decrease was due primarily to decreases in professional fees and marketing costs.

We realized an operating loss of $162,990 for the nine months ended September 30, 2005 compared to an operating loss of $602,834 in the nine months ended of September 30, 2004. This operating loss for the nine months ended September 30, 2005 reflects the significant decrease in operating expenses during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

The excess of Other Expenses, which includes interest expense and loan fees, versus Other Income, which includes interest income decreased to $205,600 in the nine months ended September 30, 2005 from $537,536 in the nine months ended September 30, 2004. This was due to decreased loan fee expenses in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Our total net loss for the nine months ended September 30, 2005 decreased from a net loss of $1,140,370 in the nine months ended September 30, 2004 to a total net loss of $361,842 in the nine months ended September 30, 2005.

Off-Balance Sheet Arrangements
------------------------------

During the quarter ended September 30, 2005, we did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

Liquidity and Sources of Capital

We have incurred significant operating losses for the last three fiscal years and, as of September 30, 2005, we had an accumulated deficit of $4,319,643. At September 30, 2005, we had $1,620 of cash or cash equivalents and a net working capital deficit of $2,387,927.

During the last three years, we and our wholly-owned subsidiary, Ecast, have been dependent on borrowed or invested funds in order to finance our ongoing operations. As of September 30, 2005, Ecast had $620,000 in outstanding debt represented by 6% convertible notes while NT Media had $287,200 in outstanding debts represented by 6% convertible notes. Such notes had been issued to two of our major stockholders. $801,000 of these loans are now classified as current liabilities. During the nine months ended September 30, 2005, we borrowed a total of $70,000 at an interest rate of 10% per year. We anticipate having to continue to borrow funds or obtain additional equity capital to provide our working capital.

The audit report of our independent accountants for the year ended December 31, 2004, includes a "going concern" explanatory paragraph. In the accountant's opinion, the accumulated net deficit as of December 31, 2004, raised substantial doubt about our ability to continue as a going concern. We require $2,635,000 in capital over the next twelve months to pay off accounts payable and accrued expenses, and the convertible notes and notes payable reaching maturity unless we receive additional extensions.

Due to our limited cash flow, and operating losses, it is unlikely that we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from our major stockholders and other outside sources in order to fund our current operations . If these outside sources are unwilling or unable to provide necessary working capital to us, we would probably not be able to sustain our operations. There is no written agreement or contractual obligation which would require our outside sources to fund our operations up to a certain amount or indeed continue to finance our operations at all. The NT Media and Ecast notes are voluntarily convertible when our or Ecast's securities (as the case may be) are trading publicly and the underlying stock of the convertible notes has been registered with the SEC and declared effective. It is mandatory that they must be converted or paid on the fifth year of their anniversary date. Thus, the current convertible notes would be mandatorily converted during 2005, 2006 and 2007 in the amounts of $80,000, $729,100 and $108,700, respectively, unless they become eligible for conversion prior to that time, or have been extended by the parties.

As of September 30, 2005, our principal commitments include an obligation under a month-to-month lease of $500 per month for our corporate offices. If adequate funds are not otherwise available, management believes that its officers and directors will contribute capital amounts necessary to fund our ongoing expenses, however, our officers and directors are under no obligation to do so. If we are unable to pay our debt as it becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

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

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4 (" SFAS No. 151"). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. This pronouncement is effective for the Company, a small business issuer, as of the first interior annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes the impact may be significant to the Company's overall results of operations or financial position depending upon stock based compensation awards granted in the future.

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

If we cannot raise additional capital, we will not be able to repay our debt or pursue our business strategies as scheduled, or at all, and we may cease operations. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms. In the aggregate, as of September 30, 2005, we had approximately $2.6 million in debt obligations, including interest, owing within the next 12 months. As of November 16, 2005, we have verbal extensions with respect to approximately $20,000 of this debt to a date to be mutually agreed upon by us and each of the respective noteholders. However, we cannot assure you that any of these noteholders will continue to extend payment of these debt obligations or ultimately agree to revise the terms of this debt to allow us to make scheduled payments over an extended period of time. We have limited cash on hand and we do not expect to generate material cash from operations within the next 12 months. We have attempted to raise additional capital through debt or equity financings and to date have had limited success. In addition, our common stock trades on The Over the Counter Bulletin Board which makes it more difficult to raise capital than if we were trading on the Nasdaq Stock Market. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

We have a history of losses and we do not anticipate that we will be profitable in fiscal 2005.

We have incurred losses since inception and have not generated sufficient revenues to cover our expenses during 2004 and 2005. We had an accumulated deficit of approximately $4.3 million as of September 30, 2005. During the fiscal 2004, we incurred a net loss of approximately $1.45 million. Achieving profitability depends upon numerous factors, including out ability to raise additional capital in order to produce projects, which in turn will generate sales. We do not anticipate that we will be profitable in fiscal 2005. As a result of the losses and negative cash flows from operations, our ability to continue operations will depend on our ability to generate increased revenues and the availability of outside financing for working capital. If we are unable to generate sufficient revenues in the near future to cover our expenses or obtain outside capital to cover operating expenses, we may be unable to expand or maintain business operations.

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

Dated:  November 22, 2005       NT MEDIA CORP. OF
                                CALIFORNIA, INC.

                                /s/ Ali Moussavi
                                ------------------------------------------------
                                Ali Moussavi, President,
                                Chief Executive Officer,
                                and Acting Chief Financial Officer