Form 10KSB
period 2005-12-31
NT MEDIA CORP OF CALIFORNIA INC
filed 2006-05-19
CIK 318622

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-KSB


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                         COMMISSION FILE NUMBER 0-31012

                    NT MEDIA CORPORATION OF CALIFORNIA, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


            DELAWARE                                    94-3357128
  (STATE OR OTHER JURISDICTION              (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

                7800 OCEANUS DRIVE, LOS ANGELES, CALIFORNIA 90046
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

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

                               Yes |X|  No |_|

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     The issuer's revenues for its most recent fiscal year were $276.

     Based on the closing sale price on the OTC Bulletin Board on May 18, 2006, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $323,665. For purposes of this computation, all directors and executive officers of the registrant are considered to be affiliates of the registrant, as well as individual shareholders holding more than 10% of the registrant's outstanding common stock. This assumption is not to be deemed an admission by the persons that they are affiliates of the registrant.

     The number of shares outstanding of the registrant's common stock as of May 2, 2006, was 38,538,500.

     Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

================================================================================

                    NT MEDIA CORPORATION OF CALIFORNIA, INC.
                                   Form 10-KSB
                   For the Fiscal Year Ended December 31, 2005

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.........................................................................1
         ITEM 1.  DESCRIPTION OF BUSINESS......................................1
                     GENERAL...................................................1
GOVERNMENTAL APPROVAL..........................................................2
MARKETING AND SALES............................................................3
MANUFACTURING..................................................................3
RESEARCH AND DEVELOPMENT.......................................................3
EMPLOYEES......................................................................3
COMPETITION....................................................................3
INTELLECTUAL PROPERTY..........................................................3
         ITEM 2.  DESCRIPTION OF PROPERTY......................................3
         ITEM 3.  LEGAL PROCEEDINGS............................................4
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........4

PART II........................................................................4
         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....4
                     RECENT SALES OF UNREGISTERED SECURITIES...................5
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....5
                     CAUTIONARY STATEMENTS AND RISK FACTORS...................13
         ITEM 7.  FINANCIAL STATEMENTS........................................16
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.........................16
         ITEM 8A. CONTROLS AND PROCEDURES.....................................16
         ITEM 8B. OTHER INFORMATION...........................................17

PART III......................................................................17
         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
                  ACT.........................................................17
                     DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES..........17
                     BUSINESS EXPERIENCE......................................18
                     SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING
                     COMPLIANCE...............................................18
         ITEM 10. EXECUTIVE COMPENSATION......................................19
                     EXECUTIVE COMPENSATION...................................19
                     AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                     FISCAL YEAR-END OPTION VALUES............................20
                     COMPENSATION OF DIRECTORS................................20
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS..................20
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............21
         ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K............................22
         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES......................22

PART I.

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

         We are  pursuing  the  development  of  independent  feature  films and production of direct to home viewing programs. We routinely explore opportunities that are brought to us by various creators and producers in the entertainment industry. If we determine that a project could be commercially appealing, we attempt to enter into partnership agreements with other entities in order to manage some of the financial risk. We are not limited by the types of projects, but rather any projects, which are financially viable. We look for development and production cycles, which are relatively shorter in nature. Our ability to develop any project is principally dependent on our ability to raise capital to fund the project, which is very difficult due to our current financial conditions and lack of history in the market. Accordingly, we are very limited in our ability to develop or produce projects that we find are commercially appealing and financially viable.

         In  August  of  2003,  we  entered  into a  Production  Draw/Consulting
Agreement with Graham Taylor of Sabotage Productions. We agreed to pay Mr. Taylor a sum of $3,500 per month in lieu of his full producer's fee of $50,000 (estimated) on a feature film to be designated in the future. We paid monthly fees aggregating $24,000 during 2003. As of December 31, 2005, we have paid a total of $54,500 under this agreement. Payments were discontinued in October 2004.

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

         During the third quarter of 2004, we abandoned our plans to complete production of project entitled "Rap Battle" due to the additional costs and risks which would be incurred, as well as, our limited personnel resources. As a result of this decision, we sold our interest in this project to a Riddle Records, Inc., a related party, in exchange for the reimbursement of all of our production costs incurred to date, which totaled $12,717. Riddle Records purchased all of our interest in this project with an agreement payable to us on December 31, 2005. The agreement due date has been extended by mutual agreement of the parties.

         During the third quarter of 2004, we entered into an agreement with SU Productions, LLC to form a limited liability corporation named SU Distribution LLC ("SUD"). SUD is owned 51% by us and 49% by SU Productions LLC. During the fourth quarter of 2004, SUD completed production of the first three episodes of an adult-themed "direct to DVD" program entitled "Strippers Untamed." Upon completion of production, SUD began test marketing and distribution efforts through the use of commercials and infomercials. SUD has engaged a third party telemarketing company to receive and process all orders, as well as, a third party fulfillment company to complete delivery of the orders. SUD manufactured an inventory of the project with a current retail value of approximately $59,000. To date no meaningful sales have yet to be achieved. We are negotiating for the distribution of this product in Latin America, but have not yet entered into definitive terms for such distribution.

         On October 14, 2005 we entered. into a representation services agreement with Endeavor Agency. Endeavor Agency will represent NT Media on an agency basis and will be our agent with respect to the development, sale, acquisition, and exploitation of media and entertainment with respect to film, television, Digital Media, Video game design and related matters, and such other entertainment and media matters as we may ask Endeavor Agency to handle on our behalf. The agreement provides that Endeavor will be entitled to a fee equal to ten percent (10%) of all film sales. Other fees will be negotiated between the parties as projects are completed.

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

RESEARCH AND DEVELOPMENT

         We did not spend any money on research and development for the years ended December 31, 2005 and 2004. We currently intend to focus substantially all of our efforts and resources on developing new projects or acquiring completed product for distribution in the various entertainment markets, including, direct to home viewing, television, and independent feature films.

EMPLOYEES

         As of May 16, 2006, we had one employee. We also employ outside consultants from time to time to provide various services. None of our employees are represented by a labor union. We consider our employee relations to be good.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal offices are located at 7800 Oceanus Ave, Los Angeles California. We are presently using the offices of our President, Ali Moussavi, at no cost, as our office, an arrangement which we expect to continue for the next 18 months.

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

                                                     HIGH            LOW
                                                     ----            ---

      YEAR ENDED DECEMBER 31, 2004
      First Quarter                                 $0.20           $0.12
      Second Quarter                                 1.01            0.11
      Third Quarter                                  1.23            0.70
      Fourth Quarter                                 0.90            0.51

      YEAR ENDED DECEMBER 31, 2005
      First Quarter                                 $0.75           $0.23
      Second Quarter                                 0.55            0.20
      Third Quarter                                  0.53            0.32
      Fourth Quarter                                 0.36            0.09

      First Quarter of 2006                         $0.09           $0.02
      Second Quarter through May 17, 2006            0.02            0.02

         As of May 16, 2006, we had 106 shareholders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the 2005 and 2004, we issued the following securities which were not registered under the Securities Act of 1933, as amended. No offer or sale of the securities was made to a person in the United States. We believe that each purchaser of securities was not a U.S. person as defined in Rule 902(k) of Regulation S and did not acquire the securities for the account or benefit of any U.S. person. We did not engage in any directed selling efforts in the United States. For these reasons, among others, the offer and sale of the following securities were not subject to Section 5 of the Securities Act by virtue of Regulation S promulgated by the SEC under the Securities Act:

         o In July 2005 we sold 191,500 shares of common stock for $43,089 net of offering costs totaling $4,786.

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

         Over the next twelve-month period, we anticipate needing the following operating capital amounts:



                             PURPOSE                                     AMOUNT
-----------------------------------------------------------------       --------
Growth Capital for Acquired Subsidiaries ........................       $500,000

Additional Employees ............................................       $100,000

Marketing and Public Relations Campaigns ........................       $300,000

Participation in Industry and Trade Functions ...................       $ 50,000

Ongoing Operations ..............................................       $300,000

Capital needed for total amount of convertible
notes reaching maturity (unless notes are extended) .............       $809,000

Capital needed for total amount of notes payable
reaching maturity (unless notes are extended) ...................       $723,000

Capital needed to pay accounts payable and accrued
expenses owing ..................................................       $913,000


         Outside financing will continue to be necessary to meet our anticipated working capital needs for the foreseeable future. We anticipate that our major stockholders will make capital investments or loans of convertible debt to pay our operating expenses for the foreseeable future but, we cannot assure you that they will commit to making the necessary capital investments or loans. Cash requirements may also be met through the cash flow of acquired subsidiary operations if our acquisition strategy is realized during the current year. Given our current financial position for the immediate future, we expect to operate our current lines of business under strict budgetary constraints in order to keep operating expenses as low as possible until new core businesses are acquired. We will attempt to negotiate extensions of our debt obligations or negotiate for the conversion of some or all of our debt into equity; however, we cannot assure you that we will be successful.

RESULTS OF OPERATION

OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

We realized $276 of revenue for the year ended December 31, 2005, which represents a substantial decrease compared to revenues of $62,132 for the same period of 2004. This decrease was due primarily to reduced revenue generated through consulting fees (with respect to business development and strategy consulting).

Operating expenses decreased by $684,728 for the year ended December 31, 2005, as compared to the year ended December 31, 2004. This substantial decrease was due primarily to decreases in professional fees and marketing costs.

We realized an operating loss of $263,175 for the year ended December 31, 2005 compared to an operating loss of $886,047 in the same period of 2004 a decrease of $622,872 or 70.3%. This decrease in the operating loss for the year ended December 31, 2005, reflects a significant decrease in operating expenses incurred during 2005.

Other expenses decreased from $574,708 during the year ended December 31, 2004 to $264,842 during the same period of 2005. Loan fees of $136,417 were incurred in 2005 while

$474,583 of such fees were incurred in the same period in 2004 due to the increased cost of obtaining loan funds. This is due to the fact that we borrowed less in 2005 than in 2004.

Our net loss before minority interest and provision for income taxes for the year ended December 31, 2005, decreased substantially from $1,460,755 for the year ended December 31, 2004 to $528,017 for the year ended December 31, 2005. The 63.9% decrease in our net loss before minority interest and provision for income taxes in 2005 is reflective of our cost cutting efforts in 2005

OFF-BALANCE SHEET ARRANGEMENTS

During the year ended December 31, 2005, we did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

LIQUIDITY AND SOURCES OF CAPITAL

We have incurred operating losses as of December 31, 2005, we had an accumulated deficit of $4,467,424. At December 31, 2005, we had $947 of cash or cash equivalents and a net working capital deficit of $2,463,228.

During the last three years, both our company and our wholly-owned subsidiary, Ecast, have been dependent on borrowed or invested funds in order to finance their ongoing operations. As of December 31, 2005, Ecast had $620,000 in outstanding debt represented by 6% convertible notes while we had $287,200 in outstanding debts represented by 6% convertible notes. These notes have been issued to two of our major stockholders, of which $809,100 is now classified as current liabilities. During the year ended December 31, 2005, we borrowed a total of $70,000 at an interest rate of 10% per year and $4,000 with no interest. We anticipate having to continue to borrow funds or obtain additional equity capital to provide our working capital.

The audit report of our independent registered public accounting firm for the year ended December 31, 2005 includes a "going concern" explanation. In the accountant's opinion, our limited operating history and the accumulated net deficit as of December 31, 2005, raised substantial doubt about our ability to continue as a going concern. We require $2,544,364 in capital over the next twelve months for pay off accounts payable and accrued expenses, and the convertible notes and notes payable reaching maturity unless we receive additional extensions.

Due to our limited cash flow, operating losses and intangible assets, it is unlikely that we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from our major stockholders and other outside sources in order to fund our current operations. If these outside sources are unwilling or unable to provide necessary working capital to us, we would probably not be able to sustain our operations. There is no written agreement or contractual obligation, which would require our outside sources to fund our operations up to a certain amount or indeed continue to finance our operations at all. The NT Media and Ecast notes are voluntarily convertible when our or Ecast's securities (as the case may

be) are trading publicly and the underlying stock of the convertible notes has been registered with the SEC and declared effective. It is mandatory that they must be converted or paid on the fifth year of their anniversary date. Thus, the current convertible notes would be mandatorily converted during 2006, and 2007 in the amounts of $809,100 and $108,700 , respectively, unless they become eligible for conversion prior to that time, or have been extended by the parties.

As of December 31, 2005, we are using using the offices of our President, Ali Moussavi, at no cost, as our office, an arrangement which we expect to continue for the next 18 months. If adequate funds are not otherwise available, management believes that its officers and directors will contribute capital amounts necessary to fund our ongoing expenses, however, our officers and directors are under no obligation to do so. If we are unable to pay our debt as it becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

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

Basis of Consolidation

The consolidated financial statements include the accounts of NT Media and its wholly owned subsidiary, eCast and its 51% owned subsidiary, SUD . All significant intercompany accounts and transactions have been eliminated in consolidation.

Minority Interest

The amount of minority interest represents the net capital of the minority member of SU, including 49% of the net loss of SUD not to exceed the capital contributed by the minority member. The amount of loss during the year ended December 31, 2005 attributable to the minority member which exceeded its capital contribution was $18,933.

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

Reclassifications

Certain amounts reported in the Company's financial statements for the year ended December 31, 2004 have been reclassified to conform to the current year presentation.

Inventory

Inventory consists of videocassettes and digital video disks ("DVDs") of the Company's non-theatrical production and is valued at the lower of cost or market; cost being determined by the first-in, first-out method.

Equipment and Depreciation

Equipment is recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any reselling gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for consolidated financial statements purposes. At December 31, 2005, equipment consists of computer equipment with estimated useful lives of five years and has been fully depreciated.

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

Capitalized film costs are stated at the lower of amortized cost or estimated fair value on an individual film basis. The valuation of investment in films is reviewed on a title-by-title basis, when an event or changes in circumstances indicated that the fair value of a film is less than its unamortized cost. The fair value of the film is determined using management's future revenue and cost estimates. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management's future revenue estimates. In reviewing the ultimate revenue for the Company's films, it was determined that there was an impairment of its capitalized film costs at December 31, 2005 and the Company recorded an impairment of film costs of $71,654.

Films in development include costs of acquiring film rights to original screenplays and costs to adapt such projects. Such costs are capitalized and, upon commencement of production, are transferred to production costs. Projects in development are written off at the earlier of the date determined not to be recoverable or when abandoned, or three years from the date of the initial investment.

Concentrations of Credit Risk

For the year ended December 31, 2004, revenue received from two customers accounted for 97% of the Company's total revenue. Revenues for the year ended December 31, 2005 were insignificant.

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

California law requires a minimum franchise tax of $800.

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

Stock Option Plan

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees and non-employees. As of December 31, 2005, the Company does not have any qualified or non-qualified stock option plans, nor did it grant any stock options during the years ended December 31, 2005 and 2004.

Advertising Costs

Advertising and sales promotion costs are expensed as incurred. Advertising expenses were $12,358 and $14,556, for the years ended December 31, 2005 and 2004, respectively.

Earnings per Common Share

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive. Accordingly, the diluted per share amounts do not reflect the impact of warrants and options or convertible debt outstanding for 0 and 60,000 shares at December 31, 2005 and 2004, respectively, because the effect of each is antidilutive.

Recent Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

In March 2006 FASB issued SFAS 156 `Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3. Permits an entity to choose `Amortization method' or Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities:
4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.
5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

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

OUR INDEPENDENT AUDITORS' REPORT EXPRESSES DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         Our independent auditors' report, dated May 11, 2006 includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2005. We have experienced operating losses since the date of the auditors' report and in prior years. Our auditors report may impede our ability to raise additional capital on terms acceptable to us. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors. If we are unable to continue as a going concern, your entire investment in us could be lost.

OUR FAILURE TO TIMELY PAY OUR INDEBTEDNESS MAY REQUIRE US TO CONSIDER STEPS THAT WOULD PROTECT OUR ASSETS AGAINST OUR CREDITORS.

         If we cannot raise additional capital, we will not be able to repay our debt or pursue our business strategies as scheduled, or at all, and we may cease operations. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms. In the aggregate, as of December 31, 2005, we have approximately $1.9 million in debt obligations, including interest, owing within the next 12 months. As of December 31, 2005, we have extensions with respect to approximately $705,000 of this debt to a date to be mutually agreed upon by us and each of the respective note holders. During fiscal year 2005 we have issued additional debt in the aggregate amount of $74,000. These additional notes are either being paid currently or have been extended by agreement. However, we cannot assure you that any of these note holders will continue to extend payment of these debt obligations or ultimately agree to revise the terms of this debt to allow us to make scheduled payments over an extended period of time. We have limited cash on hand and we do not expect to generate material cash from operations within the next 12 months. We have attempted to raise additional capital through debt or equity financings and to date have had limited success. The down-trend in the financial markets has made it extremely difficult for us to raise additional capital. In addition, our common stock trades on The Over the Counter Bulletin Board which makes it more difficult to raise capital than if we were trading on the NASDAQ Stock Market. Also, our default in repaying our debt restricts our ability to file registration statements, including those relating to capital-raising transactions, on Form S-3, which may make it more difficult for us to raise additional capital. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

WE HAVE A HISTORY OF LOSSES AND WE DO NOT ANTICIPATE THAT WE WILL BE PROFITABLE IN FISCAL 2006.

         We have incurred losses since inception and have not generated sufficient revenues to cover our expenses during 2004 and 2005. We had an accumulated deficit of approximately $4.5 million as of December 31, 2005. During the fiscal 2005, we incurred a net loss of approximately $510,000. Achieving profitability depends upon numerous factors, including out ability to raise additional capital in order to produce projects, which in turn will generate sales. We do not anticipate that we will be profitable in fiscal 2006. As a result of the losses and negative cash flows from operations, our ability to continue operations will depend on our ability to generate increased revenues and the availability of outside financing for working capital. If we are unable to generate sufficient revenues in the near future to cover our expenses or obtain outside capital to cover operating expenses, we may be unable to expand or maintain business operations.

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

WE HAVE LIMITED EXPERIENCE IN AND RESOURCES FOR OUR INDUSTRY.

         If we are unable to execute project acquisitions, we may be unable to achieve revenue growth. Additionally, if we are unable to establish and maintain our network of professional relationships, we may be unable to identify project acquisition targets and as a result, we may be unable to achieve significant revenue, or in the event we are successful in making project acquisitions, revenues of them could be reduced. There can be no assurance that we will identify sufficient project acquisition opportunities, or be able to create and/or maintain a demand for the products and/or services of them.

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

OUR OUTSTANDING OPTIONS AND WARRANTS MAY DILUTE OUR SHAREHOLDERS' INTERESTS.

         As of December 31, 2005, we have not granted any options or warrants to purchase shares of our common stock that have not been exercised.

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

ITEM 8B. OTHER INFORMATION.

         None.

PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Directors, Executive Officers and Key Employees

         Set forth below are the names, ages, positions and business experience of our directors and executive officers as of May 16, 2006.

NAME                 AGE       POSITION
----                 ---       --------
Ali Moussavi         35        Chief Executive Officer,  President, Acting Chief
                               Financial Officer and Chairman of the Board of Directors

Chris Briggs         35        Director

         All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the board of directors.

BUSINESS EXPERIENCE

         CHRISTOPHER BRIGGS. Mr. Briggs was appointed as the Company's CEO and CFO on June 30, 2003. He resigned from those positions as of June 30, 2005, but he remains a Director of the Company. From April 2002 to June 2003, Mr. Briggs managed the Company's office in Montreal, Canada. Prior to joining the Company, Mr. Briggs was employed for over four years as a development executive with Next Entertainment, a TV production company.

         ALI MOUSSAVI. Mr. Moussavi has been a Director of the Company since April 17, 2001 and Secretary since May 10, 2002. On June 23, 2005, he became the Company's CEO and acting CFO. He has been a Managing Partner at Astor Capital, a specialty investment banking boutique and asset management firm, since 1998. Astor Capital serves corporate clients, in particular emerging and high growth companies, as well as asset management clients, including institutions, mutual funds, banks, and select high net worth individuals and family trusts. As a Managing Partner, Mr. Moussavi is active in overseeing all aspects of the firm's business. Mr. Moussavi is the Vice President of Global Strategy at Universal Detection Technology, Inc. and is a member of the board of directors of Riddle Records, Inc. Mr. Moussavi holds a BA from New York University.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership, and reports of changes in ownership, of our common stock and other equity securities of ours. Executive officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports that they file. To our knowledge, based solely on a review of the copies of the reports furnished to us, and representations from our executive officers and directors that no other reports were required during the fiscal year ended December 31, 2005, we believe our executive officers, directors and greater than ten percent shareholders of our common stock, complied with all Section 16(a) filing requirements applicable to them.

CODE OF BUSINESS CONDUCT AND ETHICS

         We have adopted a Code of Business Conduct and Ethics which is designed to set the standards of business conduct and ethics and help directors and employees resolve ethical issues. The Code applies to all directors and employees, including the Chief Executive Officer and Chief Financial Officer and other persons performing similar functions. The Code covers topics including, but not limited to, conflicts of interest, confidentiality of information, fair dealing with customers, supplies and competitors, and compliance with applicable laws, rules and regulations. The purpose of the Code is to ensure to the greatest possible extent that our business is conducted in a consistently legal and ethical manner. A copy of the Code is an exhibit to this Annual Report, incorporated by reference from our Annual Report for the year ended December 31, 2003. Upon written request to the Company, we will provide a copy of this Code free of charge.

ITEM 10. EXECUTIVE COMPENSATION

         EXECUTIVE COMPENSATION

         The following table sets forth information concerning the compensation for services in all capacities rendered to us for the three fiscal years ended December 31, 2005, of our Chief Executive Officer and our other executive officers whose annual compensation exceeded $100,000 in the fiscal year ended December 31, 2005, if any. We refer to the Chief Executive Officer and these other officers as the named executive officers.

SUMMARY COMPENSATION TABLE

                                                                           LONG-TERM
                                                                      COMPENSATION AWARDS
                                                                    ------------------------
                                         ANNUAL COMPENSATION        RESTRICTED    SECURITIES
                                       ------------------------       STOCK       UNDERLYING
NAME AND PRINCIPAL POSITION            YEAR     SALARY    BONUS       AWARDS       OPTIONS
------------------------------------   ----     ------    -----     ----------    ----------
   Ali Moussavi (1)                    2005      $0         $0        --             --
   President, Chief Executive          2004      $0         $0                       --
   Officer, Acting CFO and             2003      --         --        --             --
   Chairman of the Board
   Christopher Briggs (1)              2005      $0         $0        --             --
   President, Former Chief Executive   2004      $0         $0                       --
   Officer, Acting CFO and             2003      --         --        100,000        --
   Chairman of the Board

 (1) Mr. Briggs was our Chief Executive Officer as of June 30, 2003. He resigned as CEO and CFO effective June 30, 2005. He remains a Director of the Company. Mr. Moussavi became our CEO and acting CFO on June 23, 2005.

OPTION GRANTS IN FISCAL 2005

         We did not grant any stock options during fiscal 2005 to our named executive officer.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

                  The following table sets forth, for each of the named executive officers, certain information regarding the exercise of stock options during fiscal 2005, the number of shares of common stock underlying stock options held at fiscal year-end and the value of options held at fiscal year-end based upon the last reported sales price of the common stock on the OTC Bulletin Board on December 31, 2005 ($0.09 per share).

                                           NUMBER OF SECURITIES
                                                UNDERLYING                 VALUE OF UNEXERCISED
                                           UNEXERCISED OPTIONS AT        IN-THE-MONEY OPTIONS AT
               SHARES                        DECEMBER 31, 2005              DECEMBER 31, 2005
              ACQUIRED        VALUE     ---------------------------    ----------------------------
NAME         ON EXERCISE    REALIZED    EXERCISABLE   UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
--------     -----------    --------    -----------   -------------    -----------    -------------
Ali              --            --            --             --              --             --
Moussavi


COMPENSATION OF DIRECTORS

         During fiscal 2005, our directors did not receive compensation pursuant to any standard arrangement for their services as directors. When requested by us to attend Board meetings in person, it is our policy to reimburse directors for reasonable travel and lodging expenses incurred in attending these Board meetings.

EMPLOYMENT AGREEMENTS

         We have a letter agreement with Christopher Briggs, effective June 30 2003, pursuant to which he served as our Chief Executive Officer, President, and Director until June 30, 2005. Mr. Briggs received 100,000 shares of the Company's restricted common stock upon execution of the agreement and was eligible for future issuances of the Company's common stock as compensation as may be awarded from time to time by the disinterested Directors on the Board. Mr. Briggs is currently a Director, but holds no other positions with the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information as of May 16, 2006, relating to the ownership of our common stock, by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors and nominees, (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned.

                                            NUMBER OF
                                            SHARES OF
                                           COMMON STOCK
                                           BENEFICIALLY              PERCENT OF
NAME AND ADDRESS                             OWNED (1)                 CLASS (1)
--------------------------------          --------------            ------------
Christopher Briggs                              100,000                  0.2%
616 Milwood Ave.
Venice, CA  90921
Ali Moussavi                                          0                  0.0%
7800 Oceanus Ave
Los Angeles, CA  90046
Astor Capital, Inc.                           2,289,987                  6.0%
9595Wilshire Blvd. #700
Beverly Hills, CA 90212
Chris Mehringer                               3,170,746                  8.3%
10 NW 35th Street
Miami, FL  33127
Britannica Associates Limited                11,125,477                 29.0%
Omar Hodge Blvd., Third Floor
Road Town, Tortola
British Virgin Islands
Delta Capital Partners, Ltd.                  3,523,052                  9.2%
60 Market Square, #364
Belize City, Belize
Dana O'Connor                                 3,170,746                  8.3%
570  N. Rossmore, #7112
Los Angeles, CA  90004
Directors and executive officers
   as a group (2 persons)                       100,000                  0.2%

(1) Under Rule 13d-3 under the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by that person (and only that person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership with respect to the number of shares of our common stock actually outstanding at May 16, 2006.


EQUITY COMPENSATION PLANS

                  As  of  May  16,   2006,   we  have  not  adopted  any  equity
compensation plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On October 1, 2002, we engaged Astor Capital as its investment banker and advisory services consultant pursuant to a written agreement. Astor is a California corporation of which Ali Moussavi, the Company'sChief Executive Officer and Director, is the Manager/Partner and 50% owner. During June 2003, the agreement with Astor was amended and extended through June 2004. The new agreement called for monthly payments of $25,000 to Astor in addition to payments of 10% of all debt and equity raised. For the years ended December 31, 2005 and 2004, we paid $0 and $139,423 to Astor for consulting fees, loan fees, and placement fees. The Agreement with Astor Capital was terminated as of January 12, 2005.

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

         (b)      REPORTS ON FORM 8-K

                  None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The Board of Directors approved the engagement of AJ. Robbins, PC as our independent auditors through the year ended December 31, 2005.

AUDIT FEES

         The aggregate fees billed by AJ. Robbins for the audit and review of our annual financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2005 and 2004, were approximately $57,480 and $31,000, respectively.

AUDIT-RELATED FEES

         The aggregate fees billed by AJ. Robbins, PC for assurance and related services rendered by AJ. Robbins that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2005 and 2004, were approximately $0 and $0, respectively.

TAX FEES

         The aggregate fees billed by AJ. Robbins, PC for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2005 and 2004, were approximately $6,438 and $22,000 respectively.

ALL OTHER FEES

         No other fees were billed by AJ. Robbins, PC for the fiscal years ended December 31, 2005 and 2004.

         Prior to engagement, the Board pre-approved all non-audit services performed by the independent auditor.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 19,2006                NT MEDIA CORPORATION OF CALIFORNIA, INC.


                              By: /s/ Ali Moussavi
                                  ----------------------------------------------
                                  Ali Moussavi, President, Chief Executive
                                  Officer and Chairman of the Board of Directors


POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ali Moussavi, his attorney-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming said attorney-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: May 19, 2006                  /s/ Christopher Briggs
                                    --------------------------------------------
                                    Christopher Briggs, Director





Date:  May 19, 2006                 /s/ Ali Moussavi
                                    --------------------------------------------
                                    Ali Moussavi, President, Chief Executive
                                    Officer, Chief Accounting Officer, Acting
                                    Chief Financial Officer and Director

EXHIBIT INDEX


ITEM NUMBER     FOOTNOTE   DESCRIPTION
-----------     --------   -----------

Exhibit 2.1     (1)        Stock Exchange Agreement dated April 17, 2001.
Exhibit 3.1     (2)        Certificate of Incorporation dated March 14, 2000.
Exhibit 3.2     (2)        Bylaws dated March 14, 2000.
Exhibit 3.3     (1)        Amendment to Certificate of Incorporation dated April
                           24, 2001.
Exhibit 10.1    (3)        Executive Employment Agreement with Chris Mehringer.
Exhibit 10.2    (3)        Office Lease.
Exhibit 10.3    (5)        Operating Agreement between NT Media Corp. of CA and
                           SU Productions, LLC dated April 9, 2004.
Exhibit 14.1    (4)        Code of Business Conduct and Ethics of Registrant.
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

(5) Incorporated by reference to exhibits previously filed on Form 10-KSB filed on May 20, 2005.

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                    CONTENTS

                                                                            PAGE
                                                                            ----

 Report of Independent Registered Public Accounting Firm                     F-1

 Consolidated Financial Statements:

      Consolidated Balance Sheet as of December 31, 2005                     F-2

      Consolidated Statements of Operations for the years ended
         December 31, 2005 and 2004 and for the period from
         June 4, 1999 (inception) to December 31, 2005                       F-3

      Consolidated Statements of Stockholders' Deficit for the
         years ended December 31, 2005 and 2004 and for the
         period from June 4, 1999 (inception) to December 31, 2005           F-4

      Consolidated Statements of Cash Flows for the years ended
         December 31, 2005 and 2004 and for the period from
         June 4, 1999 (inception) to December 31, 2005                       F-5

      Notes to Consolidated Financial Statements                             F-6

                                AJ. ROBBINS, P.C.
                              216 SIXTEENTH STREET
                                    SUITE 600
                             DENVER, COLORADO 80202

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
NT Media Corp. of California, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheet of NT Media Corp. of California, Inc. and Subsidiaries (a development stage company) as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NT Media Corp. of California, Inc. and Subsidiaries as of December, 31 2005, and the consolidated results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with generally accepted accounting principles in the United States of America.

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

Denver, Colorado
May 11, 2006

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET


                                                                    DECEMBER 31,
                                                                        2005
                                                                    -----------

ASSETS

CURRENT ASSETS
   Cash and cash equivalents ....................................   $       947
   Inventory ....................................................        24,820
   Due from related parties .....................................        35,383
   Interest receivable, related party ...........................        19,986
                                                                    -----------
TOTAL CURRENT ASSETS ............................................        81,136

CAPITALIZED FILM COSTS, net .....................................        33,792

EQUIPMENT, net of accumulated depreciation of $11,784 ...........          --

                                                                    -----------
TOTAL ASSETS ....................................................   $   114,928
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable .............................................   $   187,003
   Accrued liabilities ..........................................       240,558
   Accrued liabilities to related parties .......................       485,052
   Notes payable ................................................       685,000
   Notes payable related party ..................................        37,651
   Current portion of convertible notes payable .................       208,100
   Current portion of convertible notes payable, related party ..       601,000
   Accrued litigation settlement ................................       100,000
                                                                    -----------
TOTAL CURRENT LIABILITIES .......................................     2,544,364

CONVERTIBLE NOTES PAYABLE, NET OF CURRENT PORTION ...............        79,100
CONVERTIBLE NOTES PAYABLE, RELATED PARTY, NET OF CURRENT PORTION         29,600
ACCRUED INTEREST, long term .....................................        17,046
ACCRUED INTEREST, RELATED PARTY, long term ......................        27,668
                                                                    -----------
TOTAL LIABILITIES ...............................................     2,697,778
                                                                    -----------

MINORITY INTEREST ...............................................          --

COMMITMENTS AND CONTINGENCIES ...................................          --

STOCKHOLDERS' DEFICIT
   Preferred stock, $0.001 par value, 5,000,000 shares
      authorized; 0 shares issued and outstanding ...............          --
   Common stock; $0.001 par value; 100,000,000 shares
      authorized; 38,503,500 shares issued and outstanding ......        38,504
   Additional paid-in capital ...................................     1,915,552
   Common stock subscription receivable .........................       (69,482)
   Deficit accumulated during the development stage .............    (4,467,424)
                                                                    -----------
TOTAL STOCKHOLDERS' DEFICIT .....................................    (2,582,850)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT .....................   $   114,928
                                                                    ===========

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     CUMULATIVE FROM
                                               YEAR ENDED              JUNE 4, 1999
                                       ----------------------------  (INCEPTION) TO
                                       DECEMBER 31,    DECEMBER 31,    December 31,
                                           2005            2004            2005
                                       ------------    ------------    ------------
REVENUE ............................   $        276    $     62,132    $    385,997
                                       ------------    ------------    ------------

COSTS AND EXPENSES
     General and administrative ....        190,887         893,614       3,806,401
     Depreciation and amortization .            910           3,565         132,077
     Impairment of film costs ......         71,654          51,000         122,654
     Loss on litigation settlement .           --              --           100,000
                                       ------------    ------------    ------------
TOTAL COSTS AND EXPENSES ...........        263,451         948,179       4,161,132
                                       ------------    ------------    ------------

LOSS FROM OPERATIONS ...............       (263,175)       (886,047)     (3,775,135)

OTHER INCOME (EXPENSE)
     Interest income, related party           4,168           4,168          21,070
     Interest expense ..............        (93,374)        (64,515)       (167,141)
     Interest expense, related party        (39,219)        (39,778)       (255,709)
     Loan fees .....................       (136,417)       (474,583)       (616,000)
     Debt forgiven .................           --              --           290,595
     Legal fees forgiven ...........           --              --            12,296

                                       ------------    ------------    ------------
TOTAL OTHER INCOME (EXPENSE) .......       (264,842)       (574,708)       (714,889)
                                       ------------    ------------    ------------

NET (LOSS) BEFORE MINORITY INTEREST
AND PROVISION FOR INCOME TAXES .....       (528,017)     (1,460,755)     (4,490,024)

MINORITY INTEREST ..................         19,994          13,006          33,000

NET (LOSS)  BEFORE PROVISION
     FOR INCOME TAXES ..............       (508,023)     (1,447,749)     (4,457,024)


PROVISION FOR INCOME TAXES .........          1,600            --            10,400
                                       ------------    ------------    ------------

NET (LOSS) .........................   $   (509,623)   $ (1,447,749)   $ (4,467,424)
                                       ============    ============    ============

NET (LOSS) PER SHARE:

     BASIC AND DILUTED .............   $      (0.01)   $      (0.04)
                                       ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC AND DILUTED .............     38,402,241      37,615,452
                                       ============    ============

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
        FOR THE PERIOD FROM JUNE 4, 1999 (INCEPTION) TO DECEMBER 31, 2005



                                                                       Common stock          Additional
                                                                 -------------------------     paid-in
                                                                   Shares         Amount       capital
                                                                 -----------   -----------   -----------
Balance at June 4, 1999 (inception) ..........................          --     $      --     $      --

Stock sales - June 4, 1999 at $0.003 per share ...............     6,341,492         6,341        13,659
Stock sales - August 25, 1999 at $0.011 per share ............     2,289,983         2,290        22,710
Stock sales - October 12, 1999 at $0.022 per share ...........     8,987,424         8,988       191,012
Net loss for the period from June 4, 1999 (inception)
   to December 31, 1999 ......................................          --            --            --
                                                                 -----------   -----------   -----------

Balance at December 31, 1999 .................................    17,618,899        17,619       227,381

Payment received on stock sale - February 1, 2000 ............          --            --            --
Stock sales - April 19, 2000 at $0.057 per share .............     4,403,792         4,404       245,596
Stock sales - May 5, 2000 at $0.159 per share ................     1,257,313         1,257       198,743
Net loss .....................................................          --            --            --
                                                                 -----------   -----------   -----------

Balance at December 31, 2000 .................................    23,280,004        23,280       671,720

Stock sales - April 4, 2001 at $0.097 per share ..............       719,996           720        68,762
Reorganization of NT Media - April 17, 2001 ..................     6,000,000         6,000        (6,000)
Issuance of stock options - August 30, 2001 ..................          --            --          19,500
Net loss .....................................................          --            --            --
                                                                 -----------   -----------   -----------

Balance at December 31, 2001 .................................    30,000,000        30,000       753,982

Net loss .....................................................          --            --            --
                                                                 -----------   -----------   -----------

Balance at December 31, 2002 .................................    30,000,000        30,000       753,982

Stock sales - various dates at $0.038 per share ..............       695,000           695        25,889
Stock sales - various dates at $0.053 per share ..............     4,120,000         4,120       212,181
Stock sales - various dates at $0.06 per share ...............       392,500           393        23,157
Stock sales - various dates at $0.068 per share ..............       350,000           350        23,275
Stock sales - various dates at $0.09 per share ...............       325,000           325        28,925
Stock sales - April 30, 2003 at $0.056 per share .............        91,500            91         5,056
Stock sales - May 1, 2003 at $0.071 per share ................        80,000            80         5,620
Stock sales - various dates at $0.075 per share ..............       350,000           350        25,900
Stock sales - May 8, 2003 at $0.083 per share ................        30,000            30         2,445
Stock sales - May 9, 2003 at $0.086 per share ................        80,000            80         6,820
Stock sales - May 7, 2003 at $0.094 per share ................        40,000            40         3,710
Stock sales - May 19, 2003 at $0.105 per share ...............        50,000            50         5,200
Stock sales - May 13 2003 at $0.12 per share .................        18,750            19         2,231
Stock sales - June 30, 2003 at $0.255 per share ..............        25,000            25         6,350
Offering costs ...............................................          --            --         (48,476)
Stock issued for services - July 2, 2003 at $0.25 per share ..       100,000           100        24,900
Net loss .....................................................          --            --            --
                                                                 -----------   -----------   -----------

Balance at December 31, 2003 .................................    36,747,750        36,748     1,107,165

Stock sales - February 3, 2004 at $0.036 per share ...........       356,666           357        12,417
Stock sales - April 23, 2004 at $0.15 per share ..............        20,000            20         2,980
Stock sales - April 27, 2004 at $0.17 per share ..............        25,000            25         4,225
Stock sales - May 26, 2004 at $0.14 per share ................        30,000            30         4,170
Stock sales - November 16, 2004 at $0.571 per share ..........        97,900            98        55,863
Stock sales - December 16, 2004 at $0.639 per share ..........        74,684            74        47,613
Offering costs ...............................................          --            --         (13,188)
Stock issued for loan fees - June 18, 2004 at $0.564 per share       750,000           750       422,250
Stock issued for services - July 2, 2004 at $0.90 per share ..       200,000           200       179,800
Stock issued for services - August 10, 2004 at $0.85 per share        10,000            10         8,490
Issuance of warrants for services - August 10, 2004 ..........          --            --          40,870
Net loss .....................................................          --            --            --
                                                                 -----------   -----------   -----------

Balance at December 31, 2004 .................................    38,312,000        38,312     1,872,655
                                                                 -----------   -----------   -----------


Stock sales - July 13, 2005 at $.25 per share ................       191,500           192        47,683
Offering costs ...............................................          --            --          (4,786)
Net loss .....................................................          --            --            --
                                                                 -----------   -----------   -----------

Balance at December 31, 2005 .................................    38,503,500   $    38,504   $ 1,915,552
                                                                 ===========   ===========   ===========


                                                                                   Deficit
                                                                   Common        accumulated
                                                                    Stock        during the
                                                                 Subscription    development
                                                                  Receivable        stage          Total
                                                                  -----------    -----------    -----------
Balance at June 4, 1999 (inception) ..........................    $      --      $      --      $      --

Stock sales - June 4, 1999 at $0.003 per share ...............           --             --           20,000
Stock sales - August 25, 1999 at $0.011 per share ............           --             --           25,000
Stock sales - October 12, 1999 at $0.022 per share ...........        (10,000)          --          190,000
Net loss for the period from June 4, 1999 (inception)
   to December 31, 1999 ......................................           --          (65,583)       (65,583)
                                                                  -----------    -----------    -----------

Balance at December 31, 1999 .................................        (10,000)       (65,583)       169,417

Payment received on stock sale - February 1, 2000 ............         10,000           --           10,000
Stock sales - April 19, 2000 at $0.057 per share .............           --             --          250,000
Stock sales - May 5, 2000 at $0.159 per share ................           --             --          200,000
Net loss .....................................................           --         (810,463)      (810,463)
                                                                  -----------    -----------    -----------

Balance at December 31, 2000 .................................           --         (876,046)      (181,046)

Stock sales - April 4, 2001 at $0.097 per share ..............        (69,482)          --             --
Reorganization of NT Media - April 17, 2001 ..................           --             --             --
Issuance of stock options - August 30, 2001 ..................           --             --           19,500
Net loss .....................................................           --         (972,048)      (972,048)
                                                                  -----------    -----------    -----------

Balance at December 31, 2001 .................................        (69,482)    (1,848,094)    (1,133,594)

Net loss .....................................................           --         (354,279)      (354,279)
                                                                  -----------    -----------    -----------

Balance at December 31, 2002 .................................        (69,482)    (2,202,373)    (1,487,873)

Stock sales - various dates at $0.038 per share ..............           --             --           26,584
Stock sales - various dates at $0.053 per share ..............           --             --          216,301
Stock sales - various dates at $0.06 per share ...............           --             --           23,550
Stock sales - various dates at $0.068 per share ..............           --             --           23,625
Stock sales - various dates at $0.09 per share ...............           --             --           29,250
Stock sales - April 30, 2003 at $0.056 per share .............           --             --            5,147
Stock sales - May 1, 2003 at $0.071 per share ................           --             --            5,700
Stock sales - various dates at $0.075 per share ..............           --             --           26,250
Stock sales - May 8, 2003 at $0.083 per share ................           --             --            2,475
Stock sales - May 9, 2003 at $0.086 per share ................           --             --            6,900
Stock sales - May 7, 2003 at $0.094 per share ................           --             --            3,750
Stock sales - May 19, 2003 at $0.105 per share ...............           --             --            5,250
Stock sales - May 13 2003 at $0.12 per share .................           --             --            2,250
Stock sales - June 30, 2003 at $0.255 per share ..............           --             --            6,375
Offering costs ...............................................           --             --          (48,476)
Stock issued for services - July 2, 2003 at $0.25 per share ..           --             --           25,000
Net loss .....................................................           --         (307,679)      (307,679)
                                                                  -----------    -----------    -----------

Balance at December 31, 2003 .................................        (69,482)    (2,510,052)    (1,435,621)

Stock sales - February 3, 2004 at $0.036 per share ...........           --             --           12,774
Stock sales - April 23, 2004 at $0.15 per share ..............           --             --            3,000
Stock sales - April 27, 2004 at $0.17 per share ..............           --             --            4,250
Stock sales - May 26, 2004 at $0.14 per share ................           --             --            4,200
Stock sales - November 16, 2004 at $0.571 per share ..........           --             --           55,961
Stock sales - December 16, 2004 at $0.639 per share ..........           --             --           47,687
Offering costs ...............................................           --             --          (13,188)
Stock issued for loan fees - June 18, 2004 at $0.564 per share           --             --          423,000
Stock issued for services - July 2, 2004 at $0.90 per share ..           --             --          180,000
Stock issued for services - August 10, 2004 at $0.85 per share           --             --            8,500
Issuance of warrants for services - August 10, 2004 ..........           --             --           40,870
Net loss .....................................................           --       (1,447,749)    (1,447,749)
                                                                  -----------    -----------    -----------

Balance at December 31, 2004 .................................        (69,482)    (3,957,801)    (2,116,316)
                                                                  -----------    -----------    -----------


Stock sales - July 13, 2005 at $.25 per share ................           --             --           47,875
Offering costs ...............................................           --             --           (4,786)
Net loss .....................................................           --         (509,623)      (509,623)
                                                                  -----------    -----------    -----------

Balance at December 31, 2005 .................................    $   (69,482)   $(4,467,424)   $(2,582,850)
                                                                  ===========    ===========    ===========

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           CUMULATIVE FROM
                                                                        YEAR ENDED           JUNE 4, 1999
                                                               --------------------------   INCEPTION) TO
                                                               DECEMBER 31,   DECEMBER 31,   December 31,
                                                                   2005          2004            2005
                                                               -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss before minority interest ...................   $  (529,617)   $(1,460,755)   $(4,500,424)
       Adjustment to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization expense .............           910          3,565        132,077
         Impairment loss ...................................        71,654         51,000        302,982
         Operating expenses paid by reducing note receivable          --             --           10,000
         Stock issued for services .........................          --          188,500        213,500
         Stock issued for loan fees ........................          --          423,000        423,000
         Stock options issued for services .................          --           40,870         60,370
         Legal fees forgiven ...............................          --             --          (12,296)
         Debts forgiven ....................................          --             --         (290,595)
       Changes in assets and liabilities:
         Interest receivable ...............................        (4,168)        (3,335)       (19,986)
         Inventory .........................................         1,715        (26,535)       (24,820)
         Prepaid expenses ..................................       106,061       (106,061)          --
         Other assets ......................................          --              200        (24,000)
         Litigation settlement .............................          --             --          100,000
         Accounts payable and accrued expenses .............       182,205        162,433        683,349
         Accrued expenses, related party ...................        51,515        153,538        469,298
                                                               -----------    -----------    -----------
Net cash (used in) operating activities ....................      (119,725)      (573,580)    (2,477,545)
                                                               -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Notes receivable from officer .......................          --             --          (45,048)
       Collection of notes receivable from officer .........          --             --           35,048
       Notes receivable, related parties ...................          --             --          (50,000)
       Collection of notes receivable, related parties .....          --             --           50,000
       Investment in property and equipment ................          --             --          (18,879)
       Investment in film costs ............................        (9,259)      (123,746)      (133,005)
       Investment in web site development costs ............          --             --         (292,968)
                                                               -----------    -----------    -----------
Net cash (used in) investing activities ....................        (9,259)      (123,746)      (454,852)
                                                               -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common stock ..............        47,875        127,872      1,254,154
       Proceeds from equity investment of minority int .....          --           33,000         33,000
       Payment of offering costs ...........................        (4,786)       (13,188)       (66,450)
       Proceeds from notes payable .........................        70,000        570,000        685,000
       Proceeds from note payable, related party ...........         4,000         36,500        216,842
       Payment of note payable, related party ..............          --          (53,412)      (107,002)
       Proceeds from issuance of convertible notes .........          --             --          917,800
                                                               -----------    -----------    -----------
Net cash provided by financing activities ..................       117,089        700,772      2,933,344
                                                               -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS ....................................       (11,895)         3,446            947

CASH AND CASH EQUIVALENTS,
       Beginning of period .................................        12,842          9,396           --
                                                               -----------    -----------    -----------
CASH AND CASH EQUIVALENTS,
       End of period .......................................   $       947    $    12,842    $       947
                                                               ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
       Interest paid .......................................   $      --      $      --      $     1,911
                                                               ===========    ===========    ===========
       Income taxes paid ...................................   $     1,600    $      --      $     5,600
                                                               ===========    ===========    ===========

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


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

At the time of the share exchange, it was the intention of the Company to make the business of eCast the business of NT Media. However, due to losses and continued inability to generate significant revenue, NT Media determined that it was in the best interests of the Company and its stockholders to shift the Company's growth strategy away from eCast and toward the acquisition of companies with existing operations. To this end, NT Media began terminating and/or suspending certain money losing operations of eCast, while simultaneously developing its own acquisition-driven growth strategy and opportunities to acquire companies with ongoing operations. The Company began looking for a potential buyer to purchase eCast's operations and/or assets. During this time, NT Media also engaged in certain entertainment production and international business development activities independent of those previously conducted by eCast.

The Company is pursuing the development of independent feature films and production of direct to home video programs. The Company routinely explores opportunities that are brought to it by various creators and producers in the entertainment industry. If the Company determines that a project could be commercially appealing, it attempts to enter into partnership agreements with other entities in order to manage some of the financial risk. The Company is not limited by the types of projects, but rather seeks projects that are financially viable. The Company looks for development and production cycles which are relatively shorter in nature. The Company's ability to develop any project is principally dependent on its ability to raise capital to fund the project, which is very difficult due to its current financial condition and lack of history in the market. Accordingly, the Company is very limited in its ability to develop or produce projects that it finds are commercially appealing and financially viable.

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


During the third quarter of 2004, the Company abandoned its plan to complete production of project entitled "Rap Battle" due to the additional costs and risks which would be incurred, as well as, its limited personnel resources. As a result of this decision, the Company sold its interest in this project to Riddle Records, Inc., a related party, in exchange for the reimbursement of all of the Company's production costs incurred to date, which totaled $12,717. The amount is still outstanding as of December 31, 2005 and is past due.


During the third quarter of 2004, the Company entered into an agreement with SU Productions, LLC to form a limited liability corporation named SU Distribution LLC ("SUD"). SUD is owned 51% by the Company and 49% by SU Productions LLC. During the fourth quarter of 2004, SUD completed production of the first three episodes of an adult-themed "direct to DVD" program entitled "Strippers
Untamed." Upon completion of production, SUD began test marketing and distribution efforts through the use of commercials and infomercials. SUD has engaged a third party telemarketing company to receive and process all orders, as well as, a third party fulfillment company to complete delivery of the orders. SUD manufactured an inventory of the project with a current retail value of approximately $59,000. During the first part of 2005, NT continued the marketing and sales efforts of an adult themed direct to home viewing series. Through its subsidiary, SU Distribution, LLC, NT purchased advertising time on television for sales through infomercials as well as sales through a website. The Company has now stopped all efforts to market this product through direct response advertising due to the fact that it was unable to secure any desirable media spots to air its commercials. At present the company is in negotiations with certain wholesale distributors in Brazil to buy and distribute the product at discounted prices.


NOTE 2. GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of and for the year ended December 31, 2005 the Company incurred a significant net loss, had an accumulated deficit and a working capital deficit. In addition, the Company was in default on some of its debt obligations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order for the Company to meet its financial obligations, it will continue to attempt to sell equity or incur debt, although there cannot be any assurance that the Company will be successful in doing so. The

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


Company's marketing efforts are now limited to selling it's product in Brazil and the company anticipates that the capital generated from by these efforts combined with the Company's financing activities will be sufficient to provide the Company with the ability to continue to exist.


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

Basis of Consolidation

The consolidated financial statements include the accounts of NT Media and its wholly owned subsidiary, eCast and its 51% owned subsidiary, SUD . All significant intercompany accounts and transactions have been eliminated in consolidation.

Minority Interest

The amount of minority interest represents the net capital of the minority member of SU, including 49% of the net loss of SUD not to exceed the capital contributed by the minority member. The amount of loss during the year ended December 31, 2005 attributable to the minority member which exceeded its capital contribution was $18,933.

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

Reclassifications

Certain amounts reported in the Company's financial statements for the year ended December 31, 2004 have been reclassified to conform to the current year presentation.

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


Inventory

Inventory consists of videocassettes and digital video disks ("DVDs") of the Company's non-theatrical production and is valued at the lower of cost or market; cost being determined by the first-in, first-out method.

Equipment and Depreciation

Equipment is recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any reselling gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for consolidated financial statements purposes. At December 31, 2005, equipment consists of computer equipment with estimated useful lives of five years and has been fully depreciated.

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

Capitalized film costs are stated at the lower of amortized cost or estimated fair value on an individual film basis. The valuation of investment in films is reviewed on a title-by-title basis, when an event or changes in circumstances indicated that the fair value of a film is

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


less than its unamortized cost. The fair value of the film is determined using management's future revenue and cost estimates. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management's future revenue estimates. In reviewing the ultimate revenue for the Company's films, it was determined that there was an impairment of its capitalized film costs at December 31, 2005 and the Company recorded an impairment of film costs of $71,654. Films in development include costs of acquiring film rights to original screenplays and costs to adapt such projects. Such costs are capitalized and, upon commencement of production, are transferred to production costs. Projects in development are written off at the earlier of the date determined not to be recoverable or when abandoned, or three years from the date of the initial investment.

Concentrations of Credit Risk

For the year ended December 31, 2004, revenue received from two customers accounted for 97% of the Company's total revenue. Revenues for the year ended December 31, 2005 were insignificant.

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

California law requires a minimum franchise tax of $800.

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


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

Stock Option Plan

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees and non-employees. As of December 31, 2005, the Company does not have any qualified or non-qualified stock option plans, nor did it grant any stock options during the years ended December 31, 2005 and 2004.

Advertising Costs

Advertising and sales promotion costs are expensed as incurred. Advertising expenses were $12,358 and $14,556, for the years ended December 31, 2005 and 2004, respectively.

Earnings per Common Share

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive. Accordingly, the diluted per share amounts do not reflect the impact of warrants and options or convertible debt outstanding for 0 and 60,000 shares at December 31, 2005 and 2004, respectively, because the effect of each is antidilutive.

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


Recent Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

In March 2006 FASB issued SFAS 156 `Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3. Permits an entity to choose `Amortization method' or Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities:

4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.


NOTE 4. CAPITALIZED FILM COSTS


                                                            December 31,
                                                                2005
                                                             ---------
         Non-Theatrical Films Released .................     $ 106,003

         Accumlulated Amortization and impairment ......       (72,211)
                                                             ---------
                                                                33,792
                                                             =========

As of December 31, 2005, the company evaluated whether there had been an impairment of capitalized film costs and recorded an impairment of film costs of $71,654 and film development costs of $51,000 for the years ended December 31, 2005 and 2004 respectively. The Company had amortization of capitalized film costs in the amount of $100 and $457 in 2005 and 2004 respectively.


NOTE 5. EQUIPMENT

Equipment consists of the following at December 31, 2005:


     Computer equipment                                $    11,784

     Less accumulated depreciation                         (11,784)
                                                        -----------
                                                       $         0
                                                        ===========

Depreciation expense for the years ended December 31, 2005 and 2004 were $810 and $3,107, respectively.


NOTE 6. NOTES PAYABLE

On March 31, 2003, the Company obtained a note payable in the amount of $15,000 at an interest rate of 12% per year. Principal and interest were due on September 30, 2003 or upon the Company raising additional funds of more than $100,000, whichever occurs first, and has been extended by mutual consent.

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


On August 27, 2003, the Company obtained a note payable in the amount of $30,000 at an interest rate of 12%, due on November 1, 2003 or upon the Company raising additional funds of more than $75,000, and has been extended by mutual consent. In connection with this loan, the Company paid $3,000 of loan fees to Astor Capital, Inc. ("Astor"), a related party entity which owns approximately 6.0% of the Company's outstanding common stock and is a California corporation of which Ali Moussavi, the Company's President, is the Manager/Partner and 50% owner. Effective interest, which includes loan fees, was 42%.

On March 22, 2004, the Company obtained a note payable in the amount of $100,000 with interest at the rate of 10% per year. The note is due on March 22, 2005 or upon the Company raising additional funds of $100,000, whichever occurs first and has been extended by mutual consent. In connection with this loan, the Company paid loan fees of $10,000 to Astor. The loan fee was recorded as a prepaid expense and has been amortized over the one-year term of the loan.

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

On July 22, 2004, the Company obtained a note payable in the amount of $50,000 with interest at the rate of 10% per year. The note is due on

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


July 22, 2005 or upon the Company raising additional funds of $50,000, whichever occurs first and has been extended by mutual consent. In connection with this loan, the Company paid loan fees of $5,000 to Astor. The loan fee was recorded as a prepaid expense and has been amortized over the one-year term of the loan.

On March 22, 2005, the Company obtained a note payable in the amount of $50,000 with interest at the rate of 10% per year. The note is due on or before June 30, 2006.

On September 12, 2005, the Company obtained a note payable in the amount of $20,000 with interest at the rate of 12% per year. The note was due on or before October 31, 2005, and has been verbally extended by mutual consent. In connection with this note payable the company will issue 100,000 common shares in payment of loan fees.


NOTE 7. CONVERTIBLE NOTES PAYABLE

As of December 31, 2005, the Company had $287,200 of 6% subordinated convertible notes outstanding to a shareholder who owned 9.2% of the issued and outstanding stock of the Company as of December 31, 2005. All notes are convertible to common shares, $0.001 par value, at a conversion price that equals the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company's securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes be converted on the fifth year of their anniversary date or are due and payable in the event that the Company's shares of common stock are not publicly traded. The notes must be converted during 2006 and 2007 in the amounts of $208,100 and $79,100, respectively. $208,100 of these notes are classified as a current liability at December 31, 2005. The proceeds were primarily used for operating activities as well as for investing in Web site development. Interest expense accrued for the periods ended December 31, 2005 and 2004, totaled $17,232 and $17,232, respectively. As of December 31, 2005, interest accrued on convertible notes totaled $84,403.

During 2005, notes totaling $200,000 reached their five year maturity date. These notes were extended for an additional period of one year under the same terms and conditions.


NOTE 8. NOTES PAYABLE - RELATED PARTY

On February 26, 2004, the Company borrowed $30,000 from the President and Chief Executive Officer of Universal Detection Technology (UDT). This President and Chief Executive Officer is an affiliate of the Company's President / Director and a director of eCast. The note payable bears interest at a rate of 5% per year and was due May 26, 2004 but was extended by mutual consent. $2,912 of this note was repaid in 2004.

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


On January 28 and February 4, 2004, the Company borrowed $2,000 and $4,000, respectively from Astor. The notes are non-interest bearing and are due on demand. On November 17, 2005, the Company borrowed in the amount of $4,000 from its President having no stated interest rate. The note is due and payable on or before November 17, 2006.


NOTE 9. CONVERTIBLE NOTES - RELATED PARTY

As of December 31, 2005, the Company had $630,600 of 6% subordinated convertible notes outstanding. The notes are due to a related party who owned an aggregate of 29% of the issued and outstanding stock of the Company as of December 31, 2005. All notes are convertible to common shares, $0.001 par value, at a conversion price that equals the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company's securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes be converted on the fifth year of their anniversary date or are due and payable in the event that the Company's shares of common stock are not publicly traded. The notes must be converted during 2006 and 2007 in the amounts of $601,000 and $29,600, respectively. $601,000 of these notes are classified as a current liability at December 31, 2005. The proceeds were primarily used for operating activities as well as for investing in Web site development. Interest expense for the periods ended December 31, 2005 and 2004 was $37,836 and $37,836, respectively. As of December 31, 2005, interest accrued on convertible notes totaled $184,259.

During 2005, convertible notes as described above totaling $210,000reached their five year maturity date. These notes were extended for an additional period of one year under the same terms and conditions.


NOTE 10. INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 2005 and 2004 differs from the computed expected provision (benefit) at the federal statutory rate for the following reasons:

                                                             December 31,
                                                       ------------------------
                                                         2005            2004
                                                       ---------      ---------
Computed expected income tax provision
    (benefit) ....................................     $(194,000)     $(305,000)

Impairment of film costs .........................        28,000           --

Net operating loss carryforward increased ........       167,000        306,000

Non-deductible meals and entertainment ...........        (1,000)        (1,000)
                                                       ---------      ---------
Income tax provision (benefit) ...................     $    --        $    --
                                                       =========      =========

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


The components of the deferred tax assets and (liabilities) as of December 31, 2005 were as follows:

Deferred tax assets:
  Net operating loss carryforward                        $ 1,331,000
  Less valuation allowance                                (1,331,000)
                                                         -----------
Net deferred tax liability                               $        --
                                                         ===========

The components of the deferred tax (expense) benefit were as follows for the years ended December 31, 2005 and 2004:

                                           December 31,   December 31,
                                               2005          2004
                                          -------------   -----------
Increase in net operating loss
   carryforward                             $   167,000   $   306,000
Change in valuation allowance                  (167,000)     (306,000)
                                          -------------   -----------
Income tax provision (benefit)            $          --   $        --
                                          =============   ===========

As of December 31, 2005, the Company has net operating loss carryforwards available to offset future taxable income of approximately $3,372,000 expiring beginning in 2020.


NOTE 11. COMMITMENTS AND CONTINGENCIES

On June 15, 2003, the Company entered into a month-to-month sublease agreement for its office facilities with a monthly rent of $750. On March 1, 2004 the monthly rent due under the sublease agreement was changed to a monthly rent of $500. The agreement was terminated on December 31, 2005.

Rent expense was $6,000 and $6,555 for the years ended December 31, 2005 and 2004, respectively.

On August 19, 2005, the Company entered into a consulting agreement with Loyola Financial Services. This agreement allows for cash payments totaling $250,000 or equivalent consideration of 624,000 shares of stock to be paid to Loyola Financial Services over the period of the agreement. As of December 31, 2005, no services had been received under this agreement and, accordingly, no money has been paid and no shares have been issued.

On October 14, 2005 the Company entered into a representation services agreement with Endeavor Agency. Endeavor Agency will represent NT Media on an agency basis and will be our agent with respect to the development, sale, acquisition, and exploitation of media and entertainment with respect to file, television,
Digital Media, Video game design and related matters, and such other entertainment and media matters as the Company may ask Endeavor Agency to handle on our behalf. The agreement provides that Endeavor will be entitled to a fee equal to ten percent (10%) of all film sales. Other fees will be negotiated between the parties as projects are completed.


NOTE 12. STOCKHOLDERS' DEFICIT

On July 2, 2004, the Company entered into a consulting agreement for investor relations and investor communications in the Middle East and in particular in the Persian Gulf region. The term of the agreement was for one year. The consultant received 200,000 shares of the Company's common stock, valued at $180,000, the fair market value of the shares on July 2, 2004, as payment for services. The shares were amortized over the one-year term of the consulting agreement.

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


On August 10, 2004, the Company entered into an agreement for advisory and consulting services in connection with its general business and corporate affairs matters. The agreement terminated on December 31, 2004. As compensation, the consultant received 10,000 shares of the Company's common stock, valued at $8,500, the fair market value of the shares on August 10, 2004. The consultant was also granted an option to purchase 50,000 shares of the Company's common stock at prices ranging from $1.00 to $2.00 per share. The option was valued at $40,870, the fair market value using the Black-Scholes model. Significant assumptions were a volatility of 250%, risk free interest rate of 2.89% and expected life of three years. The shares and warrants were amortized over the term of the consulting agreement.

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

During 2005, 191,500 shares were sold for gross proceeds of$47,875. The Company paid offering costs of $4,786 to an unrelated party resulting in net proceeds of $43,089.

Stock Options

Presented below is a summary of stock option activities for the two years ended December 31, 2005:

                                                               Weighted
                                                               Average
                                               Stock           Exercise
                                              Options           Price
                                           -------------     -----------

Balance, December 31, 2003                       10,000       $   0.15

Exercised                                            --            --

Cancelled or expired                            (10,000)      $  0.15

Granted                                              --            --
                                            -------------
Balance, December 31, 2004                           --            --

Exercised                                            --            --

Cancelled or expired                                 --            --

Granted                                              --            --
                                            -------------
Balance, December 31, 2005                           --            --
                                            =============
Exercisable, December 31, 2005                       --            --
                                            =============

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 13. RELATED PARTY TRANSACTIONS

Astor Capital, Inc.

On October 1, 2002, the Company engaged Astor as its investment banker and advisory services consultant. During June 2003, the agreement with Astor was amended and extended through June 2004. The new agreement called for monthly payments of $25,000 to Astor in addition to payments of 10% of all debt and equity raised. The agreement was terminated on January 12, 2005.

For the years ended December 31, 2005 and 2004, the Company paid $0 and $139,423 to Astor for consulting fees, loan fees, and placement fees.


NOTE 14. LITIGATION

The Company is subject to various claims covering a wide range of matters that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

During 2002, the Company's subsidiary settled a lawsuit with its prior landlord in the amount of $100,000. As of December 31, 2005 the balance due for the settlement had not been paid and is reflected as a current liability in the accompanying consolidated balance sheet.


NOTE 15. MINORITY INTEREST

Minority interest represents the minority members' 49% share of the equity of SU Distributions, LLC. As of December 31, 2005, the minority member has contributed $33,000 in equity to SU Distributions. The accompanying consolidated financial statements reflect a minority interest liability as of December 31, 2005 of $0. The loss allocated to the minority interest in the accompanying statement of operations was $19,994.


NOTE 16. SUBSEQUENT EVENTS

On March 24, 2006 the Company borrowed $32,500 plus $100 loan fee from the President of the Company. The note payable is due March 24, 2007 and bears no interest.

On May 2, 2006 the Company borrowed $100 and $1,020 from the President of the Company. Both of the notes are due August 2, 2006 and bear no interest.