Form 10QSB
period 2006-03-31
NT MEDIA CORP OF CALIFORNIA INC
filed 2006-05-24
CIK 318622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
                       _______________ to _______________

                         Commission File Number 0-31012

                       NT MEDIA CORP. OF CALIFORNIA, INC.
        (Exact name of small business issuer as specified in its charter)



                DELAWARE                                       94-3357128
   --------------------------------                       ----------------------
    (State of other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)


           7800 Oceanus Drive                                    90046
        Los Angeles, California
----------------------------------------                  ----------------------
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

                               Yes |X|   No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 38,503,500 (shares of Common Stock, par value $.001 per share, issued and outstanding as of May 22, 2006.

Transitional Small Business Disclosure Format (check one):   Yes |_|  No  |X|

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION.................................................3

         ITEM 1.  FINANCIAL STATEMENTS.........................................3

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                     OPERATIONS...............................................10

         ITEM 3.  CONTROLS AND PROCEDURES.....................................21

PART II - OTHER INFORMATION...................................................22

         ITEM 1.  LEGAL PROCEDINGS............................................22

         ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER
                     PURCHASES OF EQUITY SECURITIES...........................22


         ITEM 3.  DEFAULTS ON INDEBTEDNESS....................................22

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY
                     HOLDERS..................................................22

         ITEM 5.  OTHER INFORMATION...........................................22

         ITEM 6.  EXHIBITS....................................................22

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Balance Sheet (unaudited)........................................ 4

Consolidated Statements of Operations - Three Months Ended
      March 31, 2006 and 2005 and cumulative from June 4,
      1999 inception to March 31, 2006 (unaudited)............................ 5

Consolidated Statements of Cash Flows - Three Months Ended
      March 31, 2006 and 2005 and cumulative from June 4,
      1999 inception to March 31, 2006 (unaudited)............................ 6

Notes to Unaudited Consolidated Financial Statements.......................... 7

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                     MARCH 31,
                                                                       2006
                                                                    -----------

                                   ASSETS

CURRENT ASSETS
           Cash and cash equivalents ............................   $       379
           Inventory ............................................        24,820
           Due from related parties .............................        35,382
           Interest receivable, related party ...................        21,028

                                                                    -----------
TOTAL CURRENT ASSETS ............................................        81,609

CAPITALIZED FILM COSTS, net .....................................        33,791

                                                                    -----------
TOTAL ASSETS ....................................................   $   115,400
                                                                    ===========


              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable ............................................   $   138,745
    Accrued liabilities .........................................       268,941
    Accrued liabilities to related parties ......................       517,629
    Notes payable ...............................................       685,000
    Notes payable related party .................................        70,151
    Current portion of convertible notes payable ................       222,400
    Current portion of convertible notes payable, related party .       556,600
    Accrued litigation settlement ...............................       100,000

                                                                    -----------
TOTAL CURRENT LIABILITIES .......................................     2,559,466

CONVERTIBLE NOTES PAYABLE, NET OF CURRENT PORTION ...............        64,800
CONVERTIBLE NOTES PAYABLE, RELATED PARTY, NET OF CURRENT PORTION         74,000
ACCRUED INTEREST, long term .....................................        14,729
ACCRUED INTEREST, RELATED PARTY. long term ......................        21,908

                                                                    -----------
TOTAL LIABILITIES ...............................................     2,734,903
                                                                    -----------

MINORITY INTEREST ...............................................          --

COMMITMENTS AND CONTINGENCIES ...................................          --

STOCKHOLDERS' DEFICIT
    Preferred stock, $0.001 par value, 5,000,000 shares
       authorized; 0 shares issued and outstanding ..............          --
    Common stock; $0.001 par value; 100,000,000 shares
       authorized; 38,503,500 shares issued and outstanding .....        38,504
    Additional paid-in capital ..................................     1,915,552
    Common stock subscription receivable ........................       (69,482)
    Deficit accumulated during the development stage ............    (4,504,077)

                                                                    -----------
TOTAL STOCKHOLDERS' DEFICIT .....................................    (2,619,503)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT .....................   $   115,400
                                                                    ===========

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                                         CUMULATIVE
                                                                            FROM
                                              THREE MONTHS ENDED        JUNE 4, 1999
                                        ----------------------------   (INCEPTION) TO
                                          MARCH 31,       MARCH 31,       MARCH 31,
                                            2006            2005            2006
                                        ------------    ------------    ------------
REVENUE .............................   $       --      $        466    $    385,997
                                        ------------    ------------    ------------

COSTS AND EXPENSES
      General and administrative ....          4,632          37,223       3,811,033
      Depreciation and amortization .           --               690         132,077
      Impairment of film costs ......           --              --           122,654
      Loss on litigation settlement .           --              --           100,000

                                        ------------    ------------    ------------
TOTAL COSTS AND EXPENSES ............          4,632          37,913       4,165,764
                                        ------------    ------------    ------------

LOSS FROM OPERATIONS ................         (4,632)        (37,447)     (3,779,767)

OTHER INCOME (EXPENSE)
      Interest income, related party           1,042           1,042          22,112
      Interest expense ..............        (23,258)        (21,800)       (190,399)
      Interest expense, related party         (9,805)         (9,805)       (265,514)
      Loan fees .....................           --           (48,750)       (616,000)
      Debt forgiven .................           --              --           290,595
      Legal fees forgiven ...........           --              --            12,296

                                        ------------    ------------    ------------
TOTAL OTHER INCOME (EXPENSE) ........        (32,021)        (79,313)       (746,910)
                                        ------------    ------------    ------------

NET (LOSS) BEFORE MINORITY INTEREST
AND PROVISION FOR INCOME TAXES ......        (36,653)       (116,760)     (4,526,677)

MINORITY INTEREST ...................           --             4,927          33,000

NET (LOSS)  BEFORE PROVISION
      FOR INCOME TAXES ..............        (36,653)       (111,833)     (4,493,677)


PROVISION FOR INCOME TAXES ..........           --              --            10,400
                                        ------------    ------------    ------------

NET (LOSS) ..........................   $    (36,653)   $   (111,833)   $ (4,504,077)
                                        ============    ============    ============

NET (LOSS) PER SHARE:
      BASIC AND DILUTED .............   $      (0.00)   $      (0.00)
                                        ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
      BASIC AND DILUTED .............     38,503,500      38,312,000
                                        ============    ============

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                             CUMULATIVE
                                                                                                 FROM
                                                                   THREE MONTHS ENDED        JUNE 4, 1999
                                                               --------------------------   (INCEPTION) TO
                                                                MARCH 31,       MARCH 31,       MARCH 31,
                                                                   2006           2005           2006
                                                               -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss before minority interest .......................   $   (36,653)   $  (116,760)   $(4,537,077)
   Adjustment to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization expense .............          --              690        132,077
         Impairment loss ...................................          --             --          302,982
         Operating expenses paid by reducing note receviable          --             --           10,000
         Stock issued for services .........................          --             --          213,500
         Stock issued for loan fees ........................          --             --          423,000
         Stock options issued for services .................          --             --           60,370
         Legal fees forgiven ...............................          --             --          (12,296)
         Debts forgiven ....................................          --             --         (290,595)
   Changes in assets and liabilities:
         Interest receivable ...............................        (1,042)        (1,042)       (21,028)
         Inventory .........................................          --             --          (24,820)
         Prepaid expenses ..................................          --           58,590           --
         Other assets ......................................          --             --          (24,000)
         Litigation settlement .............................          --             --          100,000
         Accounts payable and accrued expenses .............       (22,190)         6,778        661,159
         Accrued expenses, related party ...................        26,817         19,481        496,115

                                                               -----------    -----------    -----------
Net cash (used in) operating activities ....................       (33,068)       (32,263)    (2,510,613)
                                                               -----------    -----------    -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
   Notes receivable from officer ...........................          --             --          (45,048)
   Collection of notes receivable from officer .............          --             --           35,048
   Notes receivable, related parties .......................          --             --          (50,000)
   Collection of notes receivable, related parties .........          --             --           50,000
   Investment in property and equipment ....................          --             --          (18,879)
   Investment in film costs ................................          --             --         (133,005)
   Investment in web site development costs ................          --             --         (292,968)

                                                               -----------    -----------    -----------
Net cash (used in) investing activities ....................          --             --         (454,852)
                                                               -----------    -----------    -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
   Proceeds from issuance of common stock ..................          --           10,029      1,254,154
   Proceeds from equity investment of minority int .........          --             --           33,000
   Payment of offering costs ...............................          --             --          (66,450)
   Proceeds from notes payable .............................          --           50,000        685,000
   Proceeds from note payable, related party ...............        32,500           --          249,342
   Payment of note payable, related party ..................          --             --         (107,002)
   Proceeds from issuance of convertible notes .............          --             --          917,800

                                                               -----------    -----------    -----------
Net cash provided by financing activities ..................        32,500         60,029      2,965,844
                                                               -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS ....................................          (568)        27,766            379

CASH AND CASH EQUIVALENTS,
       Beginning of period .................................           947         12,842           --
                                                               -----------    -----------    -----------
CASH AND CASH EQUIVALENTS,
       End of period .......................................   $       379    $    40,608    $       379
                                                               ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:

       Interest paid .......................................   $      --      $      --      $     1,911
                                                               ===========    ===========    ===========
       Income taxes paid ...................................   $      --      $      --      $     5,600
                                                               ===========    ===========    ===========

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 1.  BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by NT Media Corp. of California, Inc. and Subsidiaries (the "Company"), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto include on Form 10-KSB for the period ended December 31, 2005. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

NOTE 2.  GOING CONCERN AND MANAGEMENTS PLAN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of and for the period ended March 31, 2006 the Company incurred a net loss, had an accumulated deficit and a working capital deficit. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order for the Company to meet its financial obligations, it will continue to attempt to sell equity or incur debt, although there cannot be any assurance that the Company will be successful in doing so. The Company's marketing efforts are now limited to selling it's product in Brazil and the company anticipates that the capital generated from by these efforts combined with the Company's financing activities will be sufficient to provide the Company with the ability to continue to exist.

NOTE 3.  NOTES PAYABLE RELATED PARTY

On March 24, 2006, the Company borrowed in the amount of $32,500 from its President having no stated interest rate. The note is due on or before March 24, 2007.

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 4.   CONVERTIBLE NOTES PAYABLE

As of March 31, 2006, the Company had $287,200 of 6% subordinated convertible notes outstanding to a shareholder who owned 9.2% of the issued and outstanding stock of the Company as of March 31, 2006. All notes are convertible to common shares, $0.001 par value, at a conversion price that equals the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company's securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes be converted on the fifth year of their anniversary date or are due and payable in the event that the Company's shares of common stock are not publicly traded. The notes must be converted during 2006 and 2007 in the amounts of $208,100 and $79,100, respectively. $222,400 of these notes are classified as a current liability at March 31, 2006. The proceeds were primarily used for operating activities as well as for investing in Web site development. Interest expense accrued for the periods ended March 31, 2006 and 2005, totaled $4,308 and $4,308, respectively. As of March 31, 2006, interest accrued on convertible notes totaled $88,711.

NOTE 5. CONVERTIBLE NOTES - RELATED PARTY

As of March 31, 2006, the Company had $630,600 of 6% subordinated convertible notes outstanding. The notes are due to a related party who owned an aggregate of 29% of the issued and outstanding stock of the Company as of March 31, 2006. All notes are convertible to common shares, $0.001 par value, at a conversion price that equals the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company's securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes be converted on the fifth year of their anniversary date or are due and payable in the event that the Company's shares of common stock are not publicly traded. The notes must be converted during 2006 and 2007 in the amounts of $333,000 and $297,600, respectively. $556,600 of these notes are classified as a current liability at March 31, 2006. The proceeds were primarily used for operating activities as well as for investing in Web site development. Interest expense for the periods ended March 31, 2006 and 2005 was $9,459 and $9,459, respectively. As of March 31, 2006, interest accrued on convertible notes totaled $193,718.

During the quarter ended March 31, 2006, convertible notes as described above totaling $194,000 reached their five year maturity date. These notes were extended for an additional period of one year under the same terms and conditions.

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

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

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

NOTE 7.  SUBSEQUENT EVENTS

On April 10, 2006, three convertible notes as described in Note 5 above in the amount totaling $74,000 which were scheduled to mature in April 2006 were extended for an additional period of one year under the same terms and conditions.

On May 2, 2006 the Company borrowed $100 and $1,020 from the President of the Company. Both of the notes are due August 2, 2006 and bear no interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our consolidated financial statements, and the related notes included elsewhere in this Quarterly Report on Form 10-QSB and the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

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


Over the next twelve-month period, we anticipate needing the following operating capital amounts:

Purpose                                                            Amount
----------------------------------------------------          ----------------
Growth Capital for Acquired Subsidiaries                         $  500,000
Additional Employees                                             $  100,000
Marketing and Public Relations Campaigns                         $  300,000
Participation in Industry and Trade Functions                    $   50,000
Ongoing Operations                                               $  300,000
Capital needed for total amount of convertible
  notes reaching maturity (unless notes are extended)            $  779,000
Capital needed for total amount of notes payable
  reaching maturity (unless notes are extended)                  $  755,000
Capital needed to pay accounts payable and accrued
  expenses owing                                                 $1,025,000

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

OPERATING RESULTS FOR THE QUARTERS ENDED MARCH 31, 2006 AND 2005

We realized no revenue for the quarter ended March 31, 2006 as there were no sales for the period then ended. This is a minimal decrease from revenues of $466 during the quarter ended March 31, 2005.

Operating expenses decreased by $33,281 for the quarter ended March 31, 2006, as compared to the quarter ended March 31, 2005. This decrease in operating expenses is due to a general reduction in corporate activity, termination of the office rental agreement and reduced marketing expenses.

We realized an operating loss of $4,632 for the quarter ended March 31, 2006 compared to an operating loss of $37,447 for the quarter ended March 31, 2005. This decrease in operating loss is due to a general reduction in corporate activity, termination of the office rental agreement and reduced marketing expenses.

Other expenses decreased from $79,313 to $32,021 for the quarters ending March 31, 2005 and 2006 respectively. This decrease is primarily due to a decrease in loan fees incurred in financing transactions.

Our net loss before minority interest and provision for income taxes for the quarter ended March 31, 2006, decreased substantially from $116,760 for the quarter ended March 31, 2005 to $36,653 for the quarter ended March 31, 2006. The 68.6% decrease in our net loss before minority interest and provision for income taxes is reflective of our cost cutting efforts.

OFF-BALANCE SHEET ARRANGEMENTS

During the quarter ended March 31, 2006, we did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

LIQUIDITY AND SOURCES OF CAPITAL

We have incurred operating losses as of March 31, 2006, we had an accumulated deficit of $4,504,077. At March 31, 2006, we had $379 of cash or cash equivalents and a net working capital deficit of $2,477,857.

During the last three years, both our company and our wholly-owned subsidiary, Ecast, have been dependent on borrowed or invested funds in order to finance their ongoing operations. As of March 31, 2006, Ecast had $620,000 in outstanding debt represented by 6% convertible notes while we had $297,200 in outstanding debts represented by 6% convertible notes. These notes have been issued to two of our major stockholders, of which $779,000 is now classified as current liabilities. During the quarter ended March 31, 2006, we borrowed a total of $32,500 from our president with no interest. We anticipate having to continue to borrow funds or obtain additional equity capital to provide our working capital.

The audit report of our independent registered public accounting firm for the year ended December 31, 2005 includes a "going concern" explanation. In the auditor's opinion, our limited operating history and the accumulated net deficit as of December 31, 2005, raised substantial doubt about our ability to continue as a going concern. We require $2,559,466 in capital over the next twelve months to pay off accounts payable and accrued expenses, and the convertible notes and notes payable reaching maturity unless we receive additional extensions.

Due to our limited cash flow, operating losses and intangible assets, it is unlikely that we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from our major stockholders and other outside sources in order to fund our current operations. If these outside sources are unwilling or unable to provide necessary working capital to us, we would probably not be able to sustain our operations. There is no written agreement or contractual obligation, which would require our outside sources to fund our operations up to a certain amount or indeed continue to finance our operations at all. The NT Media and Ecast notes are voluntarily convertible when our or Ecast's securities (as the case may be) are trading publicly and the underlying stock of the convertible notes has been registered with the SEC and declared effective. It is mandatory that they must be converted or paid on the fifth year of their anniversary date. Thus, the current convertible notes would be mandatorily converted during 2006, and 2007 in the amounts of $541,100 and $376,700 , respectively, unless they become eligible for conversion prior to that time, or have been extended by the parties.

As of March 31, 2006, we are using using the offices of our President, Ali Moussavi, at no cost, as our office, an arrangement which we expect to continue for the next 18 months. If adequate funds are not otherwise available, management believes that its officers and directors will contribute capital amounts necessary to fund our ongoing expenses, however, our officers and directors are under no obligation to do so. If we are unable to pay our debt as it becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

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

Basis of Consolidation

The consolidated financial statements include the accounts of NT Media and its wholly owned subsidiary, eCast and its 51% owned subsidiary, SUD. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Equipment and Depreciation

Equipment is recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any reselling gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for consolidated financial statements purposes. At March 31, 2006, equipment consists of computer equipment with estimated useful lives of five years and has been fully depreciated.

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

Stock Option Plan

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees and non-employees. As of March 31, 2006, the Company does not have any qualified or non-qualified stock option plans, nor did it grant any stock options during the quarters ended March 31, 2006 and 2005.

Advertising Costs

Advertising and sales promotion costs are expensed as incurred.

Earnings per Common Share

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive. Accordingly, the diluted per share amounts do not reflect the impact of warrants and options or convertible debt outstanding because the effect of each is antidilutive.

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

OUR INDEPENDENT AUDITORS' REPORT EXPRESSES DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent auditors' report, dated May 11, 2006, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2005. We have experienced operating losses since the date of the auditors' report and in prior years. Our auditors report may impede our ability to raise additional capital on terms acceptable to us. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors. If we are unable to continue as a going concern, your entire investment in us could be lost.

OUR FAILURE TO TIMELY PAY OUR INDEBTEDNESS MAY REQUIRE US TO CONSIDER STEPS THAT WOULD PROTECT OUR ASSETS AGAINST OUR CREDITORS.

If we cannot raise additional capital, we will not be able to repay our debt or pursue our business strategies as scheduled, or at all, and we may cease operations. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms. In the aggregate, as of March 31, 2006, we have approximately $1.9 million in debt obligations, including interest, owing within the next 12 months. As of March 31, 2006, we have extensions with respect to approximately $755,000 of this debt to a date to be mutually agreed upon by us and each of the respective note holders. During the quarter ended March 31, 2006, we have issued additional debt in the aggregate amount of $32,500. These additional notes are either being paid currently or have been extended by agreement. However, we cannot assure you that any of these note holders will continue to extend payment of these debt obligations or ultimately agree to revise the terms of this debt to allow us to make scheduled payments over an extended period of time. We have limited cash on hand and we do not expect to generate material cash from operations within the next 12 months. We have attempted to raise additional capital through debt or equity financings and to date have had limited success. The down-trend in the financial markets has made it extremely difficult for us to raise additional capital. In addition, our common stock trades on The Over the Counter Bulletin Board which makes it more difficult to raise capital than if we were trading on the NASDAQ Stock Market. Also, our default in repaying our debt restricts our ability to file registration statements, including those relating to capital-raising transactions, on Form S-3, which may make it more difficult for us to raise additional capital. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

WE HAVE A HISTORY OF LOSSES AND WE DO NOT ANTICIPATE THAT WE WILL BE PROFITABLE IN FISCAL 2006.

We have incurred losses since inception and have not generated sufficient revenues to cover our expenses during 2005 and 2006. We had an accumulated deficit of approximately $4.5 million as of March 31, 2006. During the fiscal 2005, we incurred a net loss of approximately $510,000. Achieving profitability depends upon numerous factors, including out ability to raise additional capital in order to produce projects, which in turn will generate sales. We do not anticipate that we will be profitable in fiscal 2006. As a result of the losses and negative cash flows from operations, our ability to continue operations will depend on our ability to generate increased revenues and the availability of outside financing for working capital. If we are unable to generate sufficient revenues in the near future to cover our expenses or obtain outside capital to cover operating expenses, we may be unable to expand or maintain business operations.

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

OUR RELIANCE ON THIRD PARTIES FOR DEVELOPMENT OF OUR PRODUCTS MAY AFFECT OUR FUTURE PROSPECTS.

We do not maintain our own production facilities. Due to the limited number of employees, we are reliant on third parties to enter into agreements with us, in which case, we finance and co-produce the projects with them. To the extent that third parties do not continue to enter into agreements with us, we will be solely reliant on developing and producing projects with only one employee.

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

OUR OUTSTANDING OPTIONS AND WARRANTS MAY DILUTE OUR SHAREHOLDERS' INTERESTS.

As of March 31, 2006, we have not granted any options or warrants to purchase shares of our common stock that have not been exercised.

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

OUR  STOCK   HISTORICALLY  HAS  HISTORICALLY  BEEN  THINLY  TRADED.   THEREFORE,
SHAREHOLDERS MAY NOT BE ABLE TO SELL THEIR SHARES FREELY.

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

         None

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

Dated:  May 23, 2006                 NT MEDIA CORP. OF
                                     CALIFORNIA, INC.


                                     /s/ Ali Moussavi
                                     -------------------------------------------
                                     Ali Moussavi, President, Chief Executive
                                     Officer, and Acting Chief Financial Officer