Form 10QSB
period 2006-06-30
NT MEDIA CORP OF CALIFORNIA INC
filed 2006-08-17
CIK 318622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                    [X] QUARTERLY REPORT UNDER SECTION 13 OR
                      15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

             [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
                       _______________ to _______________

                         Commission File Number 0-31012

                       NT MEDIA CORP. OF CALIFORNIA, INC.
        (Exact name of small business issuer as specified in its charter)

              DELAWARE                                         94-3357128
-----------------------------------                       ----------------------
    (State of other jurisdiction                            (I.R.S. Employer
  of incorporation or organization)                       Identification Number)

      7800 Oceanus Drive
    Los Angeles, California                                        90046
----------------------------------------                          --------
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

                                 Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes[_] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 62,144,133 (shares of Common Stock, par value $.001 per share, issued and outstanding as of August 10, 2006.

Transitional Small Business Disclosure Format (check one):    Yes [_]  No [X]

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION...............................................  3

         ITEM 1.  FINANCIAL STATEMENTS.......................................  3

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                    PLAN OF  OPERATIONS...................................... 13

         ITEM 3.  CONTROLS AND PROCEDURES.................................... 25

PART II - OTHER INFORMATION.................................................. 26

         ITEM 1.  LEGAL PROCEDINGS........................................... 26

         ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS
                    ISSUER  PURCHASES OF EQUITY SECURITIES................... 26

         ITEM 3.  DEFAULTS ON INDEBTEDNESS................................... 26

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY
                    HOLDERS.................................................. 26

         ITEM 5.  OTHER INFORMATION.......................................... 26

         ITEM 6.  EXHIBITS................................................... 27

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet (unaudited).......................................  4

Consolidated Statements of Operations - Three Months Ended
  June 30, 2006 and 2005 (unaudited).........................................  5

Consolidated Statements of Operations - Six Months Ended June
  30, 2006 and 2005 and cumulative from June 4, 1999
  inception to June 30, 2006 (unaudited).....................................  6

Consolidated Statements of Cash Flows - Six Months Ended June
  30, 2006 and 2005 and cumulative from June 4, 1999
  inception to June 30, 2006 (unaudited).....................................  7

Notes to Unaudited Consolidated Financial Statements.........................  8

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                      JUNE 30,
                                                                        2006
                                                                    ------------

                               ASSETS

CURRENT ASSETS
   Cash and cash equivalents ..................................     $      --
   Inventory ..................................................          24,820
   Prepaid Expenses ...........................................           6,710
   Due from related parties ...................................          35,383

                                                                    -----------
TOTAL CURRENT ASSETS ..........................................          66,913

CAPITALIZED FILM COSTS, net ...................................          33,791

                                                                    -----------
TOTAL ASSETS ..................................................     $   100,704
                                                                    ===========


                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable ...........................................     $   201,011
   Accrued liabilities ........................................         302,185
   Accrued liabilities to related parties .....................         557,749
   Notes payable ..............................................         631,000
   Notes payable related party ................................          71,271
   Convertible notes payable ..................................         266,700
   Convertible notes payable, related party ...................         630,600
   Accrued litigation settlement ..............................         100,000

                                                                    -----------
TOTAL CURRENT LIABILITIES .....................................       2,760,516

CONVERTIBLE NOTES PAYABLE, NET OF CURRENT PORTION .............          20,500
ACCRUED INTEREST, long term ...................................           4,814

                                                                    -----------
TOTAL LIABILITIES .............................................       2,785,830
                                                                    -----------

MINORITY INTEREST .............................................            --

COMMITMENTS AND CONTINGENCIES .................................            --

STOCKHOLDERS' DEFICIT
   Preferred stock, $0.001 par value, 5,000,000 shares
     authorized; 0 shares issued and outstanding ..............            --
   Common stock; $0.001 par value; 100,000,000 shares
     authorized; 51,609,133 shares issued and outstanding .....          51,610
   Deferred Compensation ......................................         (22,917)
   Additional paid-in capital .................................       1,997,866
   Deficit accumulated during the development stage ...........      (4,711,685)

                                                                    -----------
TOTAL STOCKHOLDERS' DEFICIT ...................................      (2,685,126)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ...................     $   100,704
                                                                    ===========

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        THREE MONTHS ENDED
                                                  -----------------------------
                                                    JUNE 30,         JUNE 30,
                                                      2006             2005
                                                  ------------     ------------
REVENUE ......................................    $       --       $       (316)
                                                  ------------     ------------

COSTS AND EXPENSES
   General and administrative ................          82,436          102,840
   Depreciation and amortization .............            --                220

                                                  ------------     ------------
TOTAL COSTS AND EXPENSES .....................          82,436          103,060
                                                  ------------     ------------

LOSS FROM OPERATIONS .........................         (82,436)        (103,376)

OTHER INCOME (EXPENSE)
   Interest income, related party ............           1,042            1,042
   Interest expense ..........................         (23,258)         (22,567)
   Interest expense, related party ...........          (9,804)          (9,804)
   Loan fees .................................            --            (46,250)
   Provision for common stock subscription
      receivable .............................         (91,552)            --

                                                  ------------     ------------
TOTAL OTHER INCOME (EXPENSE) .................        (123,572)         (77,579)
                                                  ------------     ------------

NET (LOSS) BEFORE MINORITY INTEREST
AND PROVISION FOR INCOME TAXES ...............        (206,008)        (180,955)

MINORITY INTEREST ............................            --              2,522
                                                  ------------     ------------

NET (LOSS)  BEFORE PROVISION
   FOR INCOME TAXES ..........................        (206,008)        (178,433)


PROVISION FOR INCOME TAXES ...................            --              1,600
                                                  ------------     ------------

NET (LOSS) ...................................    $   (206,008)    $   (180,033)
                                                  ============     ============

NET (LOSS) PER SHARE:
   BASIC AND DILUTED .........................    $          *     $          *
                                                  ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
      BASIC AND DILUTED ......................      40,665,967       38,503,500
                                                  ============     ============

* Less than $.01

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                                        CUMULATIVE
                                                                                            FROM
                                                               SIX MONTHS ENDED         JUNE 4, 1999
                                                        ----------------------------    (INCEPTION)
                                                          JUNE 30,        JUNE 30,       TO JUNE 30,
                                                            2006            2005            2006
                                                        ------------    ------------    ------------
REVENUE .............................................   $       --      $        150    $    385,997
                                                        ------------    ------------    ------------

COSTS AND EXPENSES
   General and administrative .......................         87,068         140,063       3,893,469
   Depreciation and amortization ....................           --               910         132,077
   Impairment of film costs .........................           --              --           122,654
   Loss on litigation settlement ....................           --              --           100,000

                                                        ------------    ------------    ------------
TOTAL COSTS AND EXPENSES ............................         87,068         140,973       4,248,200
                                                        ------------    ------------    ------------

LOSS FROM OPERATIONS ................................        (87,068)       (140,823)     (3,862,203)

OTHER INCOME (EXPENSE)
   Interest income, related party ...................          2,084           2,084          23,154
   Interest expense .................................        (46,516)        (44,367)       (213,657)
   Interest expense, related party ..................        (19,609)        (19,609)       (275,318)
   Loan fees ........................................           --           (95,000)       (616,000)
   Debt forgiven ....................................           --              --           290,595
   Legal fees forgiven ..............................           --              --            12,296
   Provision for common stock subscription receivable        (91,552)           --           (91,552)

                                                        ------------    ------------    ------------
TOTAL OTHER INCOME (EXPENSE) ........................       (155,593)       (156,892)       (870,482)
                                                        ------------    ------------    ------------

NET (LOSS) BEFORE MINORITY INTEREST
AND PROVISION FOR INCOME TAXES ......................       (242,661)       (297,715)     (4,732,685)

MINORITY INTEREST ...................................           --             7,449          33,000
                                                        ------------    ------------    ------------

NET (LOSS)  BEFORE PROVISION
   FOR INCOME TAXES .................................       (242,661)       (290,266)     (4,699,685)


PROVISION FOR INCOME TAXES ..........................          1,600           1,600          12,000
                                                        ------------    ------------    ------------

NET (LOSS) ..........................................   $   (244,261)   $   (291,866)   $ (4,711,685)
                                                        ============    ============    ============

NET (LOSS) PER SHARE:
   BASIC AND DILUTED ................................   $          *    $      (0.01)
                                                        ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
   BASIC AND DILUTED ................................     39,590,707      38,408,279
                                                        ============    ============

* Less than $.01

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                              CUMULATIVE
                                                                                                 FROM
                                                                    SIX MONTHS ENDED         JUNE 4, 1999
                                                               --------------------------    (INCEPTION)
                                                                JUNE 30,       JUNE 30,       TO JUNE 30,
                                                                  2006           2005            2006
                                                               -----------    -----------    -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
   Net loss before minority interest .......................   $  (244,261)   $  (299,315)   $(4,744,685)
   Adjustment to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization expense .............          --              910        132,077
         Impairment loss ...................................          --             --          302,982
         Operating expenses paid by reducing note receivable          --             --           10,000
         Stock issued for services .........................        18,503           --          232,003
         Operating expenses paid by issuing note payable ...         1,120           --            1,120
         Stock issued for loan fees ........................          --             --          423,000
         Stock options issued for services .................          --             --           60,370
         Legal fees forgiven ...............................          --             --          (12,296)
         Debts forgiven ....................................          --             --         (290,595)
         Provision for common stock subscription receivable         91,552           --           91,552
   Changes in assets and liabilities:
      Interest receivable ..................................        (2,084)        (2,084)       (22,070)
      Inventory ............................................          --             --          (24,820)
      Prepaid expenses .....................................        (6,710)       105,644         (6,710)
      Other assets .........................................          --             --          (24,000)
      Litigation settlement ................................          --             --          100,000
      Accounts payable and accrued expenses ................        63,404         74,200        746,753
      Accrued expenses, related party ......................        45,029         28,595        514,327

                                                               -----------    -----------    -----------
Net cash (used in) operating activities ....................       (33,447)       (92,050)    (2,510,992)
                                                               -----------    -----------    -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
   Notes receivable from officer ...........................          --             --          (45,048)
   Collection of notes receivable from officer .............          --             --           35,048
   Notes receivable, related parties .......................          --             --          (50,000)
   Collection of notes receivable, related parties .........          --             --           50,000
   Investment in property and equipment ....................          --             --          (18,879)
   Investment in film costs ................................          --           (9,256)      (133,005)
   Investment in web site development costs ................          --             --         (292,968)

                                                               -----------    -----------    -----------
Net cash (used in) investing activities ....................          --           (9,256)      (454,852)
                                                               -----------    -----------    -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
   Proceeds from issuance of common stock ..................          --           47,875      1,254,154
   Proceeds from equity investment of minority int .........          --             --           33,000
   Payment of offering costs ...............................          --           (4,787)       (66,450)
   Proceeds from notes payable .............................          --           50,000        685,000
   Proceeds from note payable, related party ...............        32,500           --          249,342
   Payment of note payable, related party ..................          --             --         (107,002)
   Proceeds from issuance of convertible notes .............          --             --          917,800

                                                               -----------    -----------    -----------
Net cash provided by financing activities ..................        32,500         93,088      2,965,844
                                                               -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS ........................................          (947)        (8,218)          --

CASH AND CASH EQUIVALENTS,
   Beginning of period .....................................           947         12,842           --
                                                               -----------    -----------    -----------
CASH AND CASH EQUIVALENTS,
   End of period ...........................................   $      --      $     4,624    $      --
                                                               ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:

   Interest paid ...........................................   $      --      $      --      $     1,911
                                                               ===========    ===========    ===========
   Income taxes paid .......................................   $      --      $      --      $     2,400
                                                               ===========    ===========    ===========

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 1.  BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by NT Media Corp. of California, Inc. and Subsidiaries (the "Company"), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto include on Form 10-KSB for the period ended December 31, 2005. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

NOTE 2.  GOING CONCERN AND MANAGEMENTS PLAN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of and for the period ended June 30, 2006 the Company incurred a net loss, had an accumulated deficit and a working capital deficit. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our current business operations are focused on the development, production and distribution of programming in the entertainment industry. We intend to continue to utilize our media and entertainment assets and channels going forward. However, we are also currently exploring business opportunities in the technology and sciences area to augment our primary line of business. To that end, we have engaged and will continue to engage consultants from time to time to assist us in identifying and evaluating new technology business ventures that would be either complimentary or additive to our existing media and entertainment focus. We are compensating these consultants by issuing them shares of our common stock pursuant to our 2006 Consultant Stock Plan, which we registered with the SEC on July 6, 2006. In the future, when we retain such consultants we may compensate them in cash or equity. While the board of directors has not determined to acquire or invest in any new technology opportunities to date, we may in the future, seek to expand our operations by engaging in acquisitions, joint ventures or strategic investments in technology ventures as approved by our board of directors

NOTE 3.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment ("SFAS No. 123R"), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method proscribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No.
123. Prior to the adoption of SFAS No. 123R, the Company accounted for their stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations. As of June 30, 2006, the Company has not issued any options to employees.

In February 2006, the Financial Accounting standard Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders' election. SFAS NO. 155 also clarifies and amends certain other financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not believe the adoption of SFAS NO. 155 will have any impact on the Company's financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for the first fiscal year beginning after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have any impact on the Company's financial position or results of operations.

NOTE 4.  NOTES PAYABLE RELATED PARTY

On March 24, 2006, the Company borrowed $32,500 from its President having no stated interest rate. The note is due on or before March 24, 2007.

On May 2, 2006 the Company borrowed $100 and $1,020 from the President of the Company. Both of the notes are due August 2, 2006 and bear no interest. These notes have been verbally extended.

NOTE 5.  CONVERTIBLE NOTES PAYABLE

As of June 30, 2006, the Company had $287,200 of 6% subordinated convertible notes outstanding to a shareholder who owned 6.9% of the issued and outstanding stock of the Company as of June 30, 2006. All notes are convertible to common shares, $0.001 par value, at a conversion price that equals the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company's securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes be converted on the fifth year of their anniversary date or are due and payable in the event that the Company's shares of common stock are not publicly traded. The notes must be converted during 2006 and 2007 in the amounts of $66,100 and $221,100, respectively. $266,700 of these notes are classified as a current liability at June 30, 2006. The proceeds were primarily used for operating activities as well as for investing in Web site development. Interest expense accrued for the periods ended June 30, 2006 and 2005, totaled $8,616 and $8,616, respectively. As of June 30, 2006, interest accrued on convertible notes totaled $93,019.

NOTE 6. CONVERTIBLE NOTES - RELATED PARTY

As of June 30, 2006, the Company had $630,600 of 6% subordinated convertible notes outstanding. The notes are due to a related party who owned an aggregate of 21.6% of the issued and outstanding stock of the Company as of June 30, 2006. All notes are convertible to common shares, $0.001 par value, at a conversion price that equals the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company's securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes be converted on the fifth year of their anniversary date or are due and payable in the event that the Company's shares of common stock are not publicly traded. The notes must be converted during 2006 and 2007 in the amounts of $210,000 and $420,600 respectively. $630,600 of these notes are classified as a current liability at June 30, 2006. The proceeds were primarily used for operating activities as well as for investing in Web site development. Interest expense for the periods ended June 30, 2006 and 2005 was $18,918 and $18,918, respectively. As of June 30, 2006, interest accrued on convertible notes totaled $203,177.

During the period ended June 30, 2006, convertible notes as described above totaling $459,000 reached their five year maturity date. These notes were extended for an additional period of one year under the same terms and conditions.

NOTE 7.  EARNINGS PER SHARE

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

NOTE 8.  STOCKHOLDERS' EQUITY

On June 16, 2006, 7,605,633 shares were issued to repay $54,000 of notes payable. The shares were valued at $54,000, the fair market value of the shares on the date of the agreement.

On June 19, 2006, 2,200,000 shares were issued in payment for consulting services. These shares were valued at $13,420, the fair market value of the shares on the date of the agreement.

On June 20, 2006, 800,000 shares were issued as stock based compensation to a consultant for past services rendered. These shares were valued at $3,000, the fair market value of the shares on the date of the agreement.

On June 29, 2006 the Company adopted a 2006 Consultant Stock Plan (the "Stock Plan") authorizing the Company to issue or grant up to 25,000,000 shares of Common Stock of the Company (the "Shares") to persons providing consulting services to the Company. On July 6, 2006 the Company filed a Registration Statement on Form S-8 registering the Shares with the SEC. As of June 30, 2006, the Company has issued 2,500,000_Shares under the Stock Plan. The Shares were valued at $25,000, the fair market value of the shares on the date of the agreement for consulting services provided by a related party

NOTE 9.  SUBSEQUENT EVENTS

In July 2006 the Company agreed to issue 2,500,000 Shares under the Stock Plan for consulting services provided by a related party valued at $25,000, the fair market value of shares on the date the agreement was signed.

In July 2006 the Company entered into an agreement with a consultant to provide services for $10,000, which was paid through the issuance of 2,500,000 shares of common stock.

In July 2006, the Company issued 2,500,000 Shares to settle a $2,000 liability and prepaid for services yet to be performed valued at $62,500 the fair market value of the shares on the date of the agreement.

On July 15, 2006, the Company entered into an agreement with an outside party to provide consulting services over a three month period for 3,000,000 shares of common stock valued at $51,000 the fair market value of the shares on the date of the agreement.

On July 18, 2006 the Company borrowed $300 from a related party with no interest. The note is due August 7, 2007.

On August 7, 2006 the Company borrowed $523 from the President of the Company with no interest. The note is due August 7, 2007.

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

OVERVIEW

Our current business operations are focused on the development, production and distribution of programming in the entertainment industry. We intend to continue to utilize our media and entertainment assets and channels going forward. However, we are also currently exploring business opportunities in the technology and sciences area to augment our primary line of business. To that end, we have engaged and will continue to engage consultants from time to time to assist us in identifying and evaluating new technology business ventures that would be either complimentary or additive to our existing media and entertainment focus. We are compensating these consultants by issuing them shares of our common stock pursuant to our 2006 Consultant Stock Plan, which we registered with the SEC on July 6, 2006. In the future, when we retain such consultants we may compensate them in cash or equity. While the board of directors has not determined to acquire or invest in any new technology opportunities to date, we may in the future, seek to expand our operations by engaging in acquisitions, joint ventures or strategic investments in technology ventures as approved by our board of directors

Over the next twelve-month period, we anticipate needing the following operating capital amounts:

Purpose                                                                 Amount
----------------------------------------------------------------      ----------
Growth Capital for Acquired Subsidiaries .......................      $  500,000
Additional Employees ...........................................      $  100,000
Marketing and Public Relations Campaigns .......................      $  300,000
Participation in Industry and Trade Functions ..................      $   50,000
Ongoing Operations .............................................      $  300,000
Capital needed for total amount of convertible
  notes reaching maturity (unless notes are extended) ..........      $  897,000
Capital needed for total amount of notes payable
  reaching maturity (unless notes are extended) ................      $  702,000
Capital needed to pay accounts payable and accrued
  expenses owing ...............................................      $1,161,000

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

OPERATING RESULTS FOR THE QUARTERS ENDED JUNE 30, 2006 AND 2005

We realized no revenue for the quarter ended June 30, 2006 as there were no sales for the period then ended. We had negative revenues of $316 during the quarter ended June 30, 2005 due to returns.

Operating expenses decreased by $20,624 for the quarter ended June 30, 2006, as compared to the quarter ended June 30, 2005. This decrease in operating expenses is due to a general reduction in corporate activity, termination of the office rental agreement and reduced marketing expenses.

We realized an operating loss of $82,436 for the quarter ended June 30, 2006 compared to an operating loss of $103,376 for the quarter ended June 30, 2005. This decrease in operating loss is due to a general reduction in corporate activity, termination of the office rental agreement and reduced marketing expenses.

Other expenses increased from $77,579 to $123,572 for the quarters ending June 30, 2005 and 2006 respectively. This increase is primarily due to the provision for the common stock subscription receivable in 2006 of $91,552 offset by loan fees of $46,250 in 2005.

Our net loss before minority interest and provision for income taxes for the quarter ended June 30, 2006, increased from $180,955 for the quarter ended June 30, 2005 to $206,008 for the quarter ended June 30, 2006. The 13% increase in our net loss before minority interest and provision for income taxes is due to the provision for the common stock subscription receivable offset by lower operating costs and loan fees compared to 2005.

OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

We realized no revenue for the six months ended June 30, 2006 as there were no sales for the period then ended. This is a minimal decrease from revenues of $150 during the six months ended June 30, 2005.

Operating expenses decreased by $53,905 for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005. This decrease in operating expenses is due to a general reduction in corporate activity, termination of the office rental agreement and reduced marketing expenses.

We realized an operating loss of $87,068 for the six months ended June 30, 2006 compared to an operating loss of $140,823 for the six months ended June 30, 2005. This decrease in operating loss is due to a general reduction in corporate activity, termination of the office rental agreement and reduced marketing expenses.

Other expenses decreased from $156,892 to $155,593 for the six months ending June 30, 2005 and 2006 respectively. The change is primarily due to the provision for common stock subscription receivable in 2006 of $91,552 reduced by the decrease in loan fees paid in 2005 of $95,000.

Our net loss before minority interest and provision for income taxes for the six months ended June 30, 2006, decreased substantially from $297,715 for the six months ended June 30, 2005 to $242,661 for the six months ended June 30, 2006. The 18.0% decrease in our net loss before minority interest and provision for income taxes is reflective of our cost cutting efforts.

OFF-BALANCE SHEET ARRANGEMENTS

During the quarter ended June 30, 2006, we did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

LIQUIDITY AND SOURCES OF CAPITAL

We have incurred operating losses. As of June 30, 2006, we had an accumulated deficit of $4,711,685. At June 30, 2006, we had no cash or cash equivalents and a net working capital deficit of $2,693,603.

During the last three years, both our company and our wholly-owned subsidiary, Ecast, have been dependent on borrowed or invested funds in order to finance their ongoing operations. As of June 30, 2006, Ecast had $620,000 in outstanding debt represented by 6% convertible notes while we had $297,200 in outstanding debts represented by 6% convertible notes. These notes have been issued to two of our major stockholders, of which $897,300 is now classified as current liabilities. During the six months ended June 30, 2006, we borrowed a total of $33,620 from our President through non-interest bearing notes. We anticipate having to continue to borrow funds or obtain additional equity capital to provide our working capital.

The audit report of our independent registered public accounting firm for the year ended December 31, 2005 includes a "going concern" explanation. In the auditor's opinion, our limited operating history and the accumulated net deficit as of December 31, 2005, raised substantial doubt about our ability to continue as a going concern. We require $2,760,516 in capital over the next twelve months to pay off accounts payable and accrued expenses, and the convertible notes and notes payable reaching maturity unless we receive additional extensions.

Due to our limited cash flow, operating losses and intangible assets, it is unlikely that we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from our major stockholders and other outside sources in order to fund our current operations. If these outside sources are unwilling or unable to provide necessary working capital to us, we would probably not be able to sustain our operations. There is no written agreement or contractual obligation, which would require our outside sources to fund our operations up to a certain amount or indeed continue to finance our operations at all. The NT Media and Ecast notes are voluntarily convertible when our or Ecast's securities (as the case may be) are trading publicly and the underlying stock of the convertible notes has been registered with the SEC and declared effective. It is mandatory that they must be converted or paid on the fifth year of their anniversary date. Thus, the current convertible notes would be mandatorily converted during 2006 and 2007 in the amounts of $276,100 and $641,700, respectively, unless they become eligible for conversion prior to that time, or have been extended by the parties.

As of June 30, 2006, we are using the offices of our President, Ali Moussavi, at no cost, as our office, an arrangement, which we expect to continue for the next 18 months. If adequate funds are not otherwise available, management believes that its officers and directors will contribute capital amounts necessary to fund our ongoing expenses, however, our officers and directors are under no obligation to do so. If we are unable to pay our debt as it becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

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

Basis of Consolidation

The consolidated financial statements include the accounts of NT Media and its wholly owned subsidiary, eCast and its 51% owned subsidiary, SU Distributions. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Equipment and Depreciation

Equipment is recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any reselling gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for consolidated financial statements purposes. At June 30, 2006, equipment consists of computer equipment with estimated useful lives of five years and has been fully depreciated.

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

Stock Option Plan

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees and non-employees. As of June 30, 2006, the Company does not have any qualified or non-qualified stock option plans, nor did it grant any stock options during the quarters ended June 30, 2006 and 2005.

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

Recently Issued Accounting Pronouncements

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

OUR FAILURE TO TIMELY PAY OUR INDEBTEDNESS MAY REQUIRE US TO CONSIDER STEPS THAT WOULD PROTECT OUR ASSETS AGAINST OUR CREDITORS.

If we cannot raise additional capital, we will not be able to repay our debt or pursue our business strategies as scheduled, or at all, and we may cease operations. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms. In the aggregate, as of June 30, 2006, we have approximately $2.0 million in debt obligations, including interest, owing within the next 12 months. As of June 30, 2006, we have extensions with respect to approximately $660,000 of this debt to a date to be mutually agreed upon by us and each of the respective note holders. During the six months ended June 30, 2006, we have issued additional debt in the aggregate amount of $33,620. These additional notes are either being paid currently or have been extended by agreement. However, we cannot assure you that any of these note holders will continue to extend payment of these debt obligations or ultimately agree to revise the terms of this debt to allow us to make scheduled payments over an extended period of time. We have no cash on hand and we do not expect to generate material cash from operations within the next 12 months. We have attempted to raise additional capital through debt or equity financings and to date have had limited success. The down-trend in the financial markets has made it extremely difficult for us to raise additional capital. In addition, our common stock trades on The Over the Counter Bulletin Board which makes it more difficult to raise capital than if we were trading on the NASDAQ Stock Market. Also, our default in repaying our debt restricts our ability to file registration statements, including those relating to capital-raising transactions, on Form S-3, which may make it more difficult for us to raise additional capital. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

WE HAVE A HISTORY OF LOSSES AND WE DO NOT ANTICIPATE THAT WE WILL BE PROFITABLE IN FISCAL 2006.

We have incurred losses since inception and have not generated sufficient revenues to cover our expenses during 2005 and 2006. We had an accumulated deficit of approximately $4.7 million as of June 30, 2006. During the fiscal 2005, we incurred a net loss of approximately $510,000. Achieving profitability depends upon numerous factors, including our ability to raise additional capital in order to produce projects, which in turn will generate sales. We do not anticipate that we will be profitable in fiscal 2006. As a result of the losses and negative cash flows from operations, our ability to continue operations will depend on our ability to generate increased revenues and the availability of outside financing for working capital. If we are unable to generate sufficient revenues in the near future to cover our expenses or obtain outside capital to cover operating expenses, we may be unable to expand or maintain business operations.

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

OUR OUTSTANDING OPTIONS AND WARRANTS MAY DILUTE OUR SHAREHOLDERS' INTERESTS.

As of June 30, 2006, we have not granted any options or warrants to purchase shares of our common stock that have not been exercised.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         In June 2006, we converted $54,000 of outstanding debt into 7,605,633 shares of common stock for four individuals. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these shares. The shareholders were Accredited Investors as that term is defined in the Securities Act and took the shares for investment purposes without a view to distribution and had access to information concerning NT Media and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The shareholders were permitted access to our management for the purpose of acquiring investment information. Due to the shareholders' status as accredited investors and their dealings with development companies generally, we deem the shareholders sophisticated for the purposes of Section 4(2) of the Act.

         In June 2006, we issued 2,200,000 shares of our common stock to Exponential Investments in exchange for consulting services. We relied upon the exemption from registration as set forth in Regulation S of Securities Act for the issuance of these shares. The shareholder is not a "U.S. person" as that term is defined in the Securities Act, and at the time of the offering and issuance of the shares, the shareholder was located outside of the United States. In addition, the shareholder took the shares for investment purposes without a view to distribution and had access to information concerning NT Media and our business prospects, and was permitted access to our management for the purpose of acquiring investment information, as required by the Securities Act. Further, there was no general solicitation or advertising for the issuance of the shares.

ITEM 3.  DEFAULTS ON INDEBTEDNESS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

ITEM NUMBER      FOOTNOTE  DESCRIPTION
-----------      --------  -----------

Exhibit 2.1         (1)    Stock Exchange Agreement dated April 17, 2001.

Exhibit 3.1         (2)    Certificate of Incorporation dated March 14, 2000.

Exhibit 3.2         (2)    Bylaws dated march 14, 2000.

Exhibit 3.3         (1)    Amendment to Certificate of Incorporation dated April
                           24, 2001.

Exhibit 4.1         (6)    2006 Consultant Stock Plan.

Exhibit 10.1        (3)    Executive Employment Agreement with Chris Mehringer.

Exhibit 10.2        (3)    Office Lease.

Exhibit 10.3        (5)    Operating  Agreement between NT Media Corp. of CA and
                           SU Productions, LLC dated April 9, 2004.

Exhibit 14.1        (4)    Code of Business Conduct and Ethics of Registrant.

Exhibit 31.1 Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to exhibits previously filed on Form 8-K filed on May 1, 2001.
(2) Incorporated by reference to exhibits previously filed on Form SB-2 on June 1, 2000.
(3) Incorporated by reference to exhibits previously filed on Form 10-KSB filed on April 9, 2002.
(4) Incorporated by reference to exhibits previously filed on Form 10-KSB filed on April 14, 2004.
(5) Incorporated by reference to exhibits previously filed on Form 10-KSB filed on May 20, 2005.
(6) Incorporated by reference to exhibits previously filed on Form S-8 filed on July 6, 2006.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 17, 2006        NT MEDIA CORP. OF
                               CALIFORNIA, INC.


                               /s/ Ali Moussavi
                               -----------------------------------------------
                               Ali Moussavi, President, Chief Executive Officer, and Acting Chief Financial Officer