Form 10QSB
period 2006-09-30
NT MEDIA CORP OF CALIFORNIA INC
filed 2006-11-20
CIK 318622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

             [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
                       _______________ to _______________

                         Commission File Number 0-31012

                       NT MEDIA CORP. OF CALIFORNIA, INC.
        (Exact name of small business issuer as specified in its charter)


                DELAWARE                                  94-3357128
  ---------------------------------                 ----------------------
    (State of other jurisdiction                       (I.R.S. Employer
  of incorporation or organization)                 Identification Number)


           7800 Oceanus Drive
         Los Angeles, California                            90046
----------------------------------------              ----------------
(Address of Principal Executive Offices)                  Zip Code


Issuer's telephone number:                            (323) 445-4833


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

                                 Yes [_] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 62,109,133 shares of Common Stock, par value $.001 per share, issued and outstanding as of November 15, 2006.

Transitional Small Business Disclosure Format (check one):    Yes [_] No [X]

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION ............................................    3

         ITEM 1.  FINANCIAL STATEMENTS ....................................    3

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OR PLAN OF  OPERATIONS ................................   15

         ITEM 3.  CONTROLS AND PROCEDURES .................................   28

PART II - OTHER INFORMATION ...............................................   29

         ITEM 1.  LEGAL PROCEDINGS ........................................   29

         ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES .................   29

         ITEM 3.  DEFAULTS ON INDEBTEDNESS ................................   29

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY
                     HOLDERS ..............................................   30

         ITEM 5.  OTHER INFORMATION .......................................   30

         ITEM 6.  EXHIBITS ................................................   31

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet (unaudited) .....................................   4

Consolidated Statements of Operations -
  Three Months Ended September 30, 2006 and 2005 (unaudited) ...............   5

Consolidated Statements of Operations -
  Nine Months Ended September 30, 2006 and 2005 and
  cumulative from June 4, 1999 inception to
  September 30, 2006 (unaudited) ...........................................   6

Consolidated Statements of Cash Flows -
  Nine Months Ended September 30, 2006 and 2005 and
  cumulative from June 4, 1999 inception to
  September 30, 2006 (unaudited) ...........................................   7

Notes to Unaudited Consolidated Financial Statements .......................   8

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                   September 30,
                                                                       2006
                                                                    -----------
CURRENT ASSETS
     Cash and cash equivalents .................................    $       200
     Prepaid Expenses ..........................................          8,500
     Due from related parties ..................................         35,383
                                                                    -----------
TOTAL CURRENT ASSETS ...........................................    $    44,083
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable ..........................................    $   236,818
     Accrued liabilities .......................................        328,689
     Accrued liabilities to related parties ....................        577,437
     Notes payable .............................................        631,000
     Notes payable related party ...............................         72,094
     Convertible notes payable .................................        287,200
     Convertible notes payable, related party ..................        630,600
     Accrued litigation settlement .............................        100,000
                                                                    -----------
TOTAL CURRENT LIABILITIES ......................................      2,863,838
                                                                    -----------

MINORITY INTEREST ..............................................           --

COMMITMENTS AND CONTINGENCIES ..................................           --

STOCKHOLDERS' DEFICIT
     Preferred stock, $0.001 par value, 5,000,000 shares
       authorized; 0 shares issued and outstanding .............           --
     Common stock; $0.001 par value; 100,000,000 shares
       authorized; 62,109,133 shares issued and outstanding ....         62,110
     Deferred Compensation .....................................        (16,667)
     Additional paid-in capital ................................      2,137,866
     Deficit accumulated during the development stage ..........     (5,003,064)
                                                                    -----------
TOTAL STOCKHOLDERS' DEFICIT ....................................     (2,819,755)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ....................    $    44,083
                                                                    ===========

                See accompanying notes to financial statements.

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                       THREE MONTHS ENDED
                                                 ------------------------------
                                                   SEPT 30,          SEPT 30,
                                                     2006              2005
                                                 ------------      ------------

REVENUE ....................................     $       --        $       --
                                                 ------------      ------------

COSTS AND EXPENSES
      General and administrative ...........          201,275            22,167
      Impairment of film costs .............           33,791              --
      Impairment of inventory ..............           24,820              --
                                                 ------------      ------------
TOTAL COSTS AND EXPENSES ...................          259,886            22,167
                                                 ------------      ------------

LOSS FROM OPERATIONS .......................         (259,886)          (22,167)

OTHER INCOME (EXPENSE)
      Interest income, related party .......             --               1,042
      Interest expense .....................          (21,688)          (23,603)
      Interest expense, related party ......           (9,805)          (10,150)
      Loan fees ............................             --             (15,997)
                                                 ------------      ------------
TOTAL OTHER INCOME (EXPENSE) ...............          (31,493)          (48,708)
                                                 ------------      ------------
NET (LOSS) BEFORE MINORITY INTEREST
AND PROVISION FOR INCOME TAXES .............         (291,379)          (70,875)

MINORITY INTEREST ..........................             --                 899

NET (LOSS)  BEFORE PROVISION
      FOR INCOME TAXES .....................         (291,379)          (69,976)

PROVISION FOR INCOME TAXES .................             --                --
                                                 ------------      ------------
NET (LOSS) .................................     $   (291,379)     $    (69,976)
                                                 ============      ============
NET (LOSS) PER SHARE:
      BASIC AND DILUTED ....................     $       *         $       *
                                                 ============      ============
WEIGHTED AVERAGE SHARES OUTSTANDING:
      BASIC AND DILUTED ....................       59,679,785        38,478,522
                                                 ============      ============

                                * Less than $.01

                See accompanying notes to financial statements.

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                         CUMULATIVE FROM
                                                                 NINE MONTHS ENDED         JUNE 4, 1999
                                                           ----------------------------     (INCEPTION)
                                                             SEPT 30,        SEPT 30,       TO SEPT 30,
                                                               2006            2005            2006
                                                           ------------    ------------    ------------
REVENUE ................................................   $       --      $        151    $    385,997
                                                           ------------    ------------    ------------

COSTS AND EXPENSES
      General and administrative .......................        288,343         162,231       4,094,744
      Depreciation and amortization ....................           --               910         132,077
      Impairment of film costs .........................         33,791            --           156,445
      Impairment of inventory ..........................         24,820            --            24,820
      Loss on litigation settlement ....................           --              --           100,000
                                                           ------------    ------------    ------------
TOTAL COSTS AND EXPENSES ...............................        346,954         163,141       4,508,086
                                                           ------------    ------------    ------------

LOSS FROM OPERATIONS ...................................       (346,954)       (162,990)     (4,122,089)

OTHER INCOME (EXPENSE)
      Interest income, related party ...................          2,084           3,126          23,154
      Interest expense .................................        (68,204)        (67,970)       (235,345)
      Interest expense, related party ..................        (29,414)        (29,759)       (285,123)
      Loan fees ........................................           --          (110,997)       (616,000)
      Debt forgiven ....................................           --              --           290,595
      Legal fees forgiven ..............................           --              --            12,296
      Provision for common stock subscription receivable        (91,552)           --           (91,552)
                                                           ------------    ------------    ------------
TOTAL OTHER INCOME (EXPENSE) ...........................       (187,086)       (205,600)       (901,975)
                                                           ------------    ------------    ------------

NET (LOSS) BEFORE MINORITY INTEREST
AND PROVISION FOR INCOME TAXES .........................       (534,040)       (368,590)     (5,024,064)

MINORITY INTEREST ......................................           --             8,348          33,000

NET (LOSS)  BEFORE PROVISION FOR INCOME TAXES ..........       (534,040)       (360,242)     (4,991,064)

PROVISION FOR INCOME TAXES .............................          1,600           1,600          12,000
                                                           ------------    ------------    ------------

NET (LOSS) .............................................   $   (535,640)   $   (361,842)   $ (5,003,064)
                                                           ============    ============    ============

NET (LOSS) PER SHARE:
      BASIC AND DILUTED ................................   $      (0.01)   $      (0.01)
                                                           ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
      BASIC AND DILUTED ................................     46,360,653      38,368,117
                                                           ============    ============

                See accompanying notes to financial statements.

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                              CUMULATIVE FROM
                                                                        NINE MONTHS ENDED       JUNE 4, 1999
                                                                  --------------------------     (INCEPTION)
                                                                    SEPT 30,       SEPT 30,      TO SEPT 30,
                                                                      2006           2005           2006
                                                                  -----------    -----------    -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
      Net (loss) before minority interest .....................   $  (535,640)   $  (370,190)   $(5,036,064)
      Adjustment to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization expense .............          --              910        132,077
            Impairment loss ...................................        58,611           --          361,593
            Operating expenses paid by reducing note receivable          --             --           10,000
            Stock issued for services .........................       175,253           --          388,753
            Operating expenses paid by issuing note payable ...         1,643           --            1,643
            Stock issued for loan fees ........................          --             --          423,000
            Stock options issued for services .................          --             --           60,370
            Legal fees forgiven ...............................          --             --          (12,296)
            Debts forgiven ....................................          --             --         (290,595)
            Provision for common stock subscription receivable         91,552           --           91,552
      Changes in assets and liabilities:
            Interest receivable ...............................        (2,084)        (3,126)       (22,070)
            Inventory .........................................          --            1,715        (24,820)
            Prepaid expenses ..................................        (8,500)        80,641         (8,500)
            Due from related parties ..........................          --              120           --
            Other assets ......................................          --             --          (24,000)
            Litigation settlement .............................          --             --          100,000
            Accounts payable and accrued expenses .............       120,901        135,786        804,250
            Accrued expenses, related party ...................        64,717         39,091        534,015
                                                                  -----------    -----------    -----------
Net cash (used in) operating activities .......................       (33,547)      (115,053)    (2,511,092)
                                                                  -----------    -----------    -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
      Notes receivable from officer ...........................          --             --          (45,048)
      Collection of notes receivable from officer .............          --             --           35,048
      Notes receivable, related parties .......................          --             --          (50,000)
      Collection of notes receivable, related parties .........          --             --           50,000
      Investment in property and equipment ....................          --             --          (18,879)
      Investment in film costs ................................          --           (9,258)      (133,005)
      Investment in web site development costs ................          --             --         (292,968)
                                                                  -----------    -----------    -----------
Net cash (used in) investing activities .......................          --           (9,258)      (454,852)
                                                                  -----------    -----------    -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
      Proceeds from issuance of common stock ..................          --           47,875      1,254,154
      Proceeds from equity investment of minority interest ....          --             --           33,000
      Payment of offering costs ...............................          --           (4,786)       (66,450)
      Proceeds from notes payable .............................          --           70,000        685,000
      Proceeds from note payable, related party ...............        32,800           --          249,642
      Payment of note payable, related party ..................          --             --         (107,002)
      Proceeds from issuance of convertible notes .............          --             --          917,800
                                                                  -----------    -----------    -----------
Net cash provided by financing activities .....................        32,800        113,089      2,966,144
                                                                  -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS ........................................          (747)       (11,222)           200

CASH AND CASH EQUIVALENTS,
      Beginning of period .....................................           947         12,842           --
                                                                  -----------    -----------    -----------
CASH AND CASH EQUIVALENTS,
      End of period ...........................................   $       200    $     1,620    $       200
                                                                  ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF
      CASH FLOW INFORMATION:
      Interest paid ...........................................   $      --      $      --      $     1,911
                                                                  ===========    ===========    ===========
      Income taxes paid .......................................   $     1,600    $     1,600    $     4,000
                                                                  ===========    ===========    ===========

                See accompanying notes to financial statements.

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 1.  BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by NT Media Corp. of California, Inc. and Subsidiaries (the "Company"), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto include on Form 10-KSB for the period ended December 31, 2005. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

NOTE 2.  GOING CONCERN AND MANAGEMENTS PLAN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of and for the period ended September 30 , 2006 the Company incurred a net loss, had an accumulated deficit and a working capital deficit. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company current business operations are focused on the development, production and distribution of programming in the entertainment industry. We intend to continue to utilize the Company's media and entertainment assets and channels going forward. However, we are also currently exploring business opportunities in the technology and sciences area to augment the Company's primary line of business. To that end, we have engaged and will continue to engage consultants from time to time to assist us in identifying and evaluating new technology business ventures that would be either complimentary or additive to the Company's existing media and entertainment focus. We are compensating these consultants by issuing them shares of the Company's common stock pursuant to the Company's 2006 Consultant Stock Plan, which we registered with the SEC on July 6, 2006. In the future, when we retain such consultants we may compensate them in cash or equity. While the board of directors has not determined to acquire or invest in any new technology opportunities to date, we may in the future, seek to expand the Company's operations by engaging in acquisitions, joint ventures or strategic investments in technology ventures as approved by the Company's board of directors.

In August 2006, the Company has optioned the production rights to three films. The two of the options expires in 90 days and the third option expired without being executed on November 15, 2006. The screenplays are registered with the Writers Guild of America.

In August 2006, the Company announced plans to launch Multi-Platform digital media services. The platforms will include PCs, mobile devices, and digital TVs. In September the Company started to launch its Music Division, NT Music. NT Music will not be a traditional record label but focus on creating and acquiring musical content, and market and exclusively distribute such content through these new media outlets such as peer-to-peer, viral digital marketing, and mobile content and ring-tone sales. The Company also plans to re-launch its series "Real or Fake" which previously debuted on its Neurotrash Website and make it available for mobile content. The Company also plans to make it user-generated as well with consumer voting and contests.

In August of 2006, the Company announced the intent to produce the Hollywood House Party Series. The Company will make the series available for mobile media through its recent plans to provide multi-platform Digital Media services. The Company has also allocated a $500 prize for the best Hollywood House party Clip.

In September of 2006, the Company announced that it has signed with BANGO, PLC to sell and deliver NT Media's content to mobile customers worldwide. BANGO PLC is a London Stock Exchange traded company which was founded in 1999 to enable content providers to benefit from the opportunities presented by the mobile internet.

In October of 2006, the Company announced that it has signed Mikey Mo "The MC" to its newly created music division. NT Music will focus on distributing Mikey Mo's music through digital musical distribution as well as mobile music content. The Company plans to distribute the music through digital media outlets such as peer-to-peer, viral digital marketing and mobile content. The Company also plans to make Mikey's Mo's music available through digital services such as Apple iTunes, Napster and MSN Music.

In November of 2006, the Company announced that it plans to distribute its music on iTunes, the digital download store from Apple, Napster and MSN Music and numerous other digital music stores, including mobile platforms and subscription services.

In November of 2006, the Company announced that it has joined the iTunes Affiliate Program. Through the program NT Media's music division, NT Music, will be able to display the iTunes logo and its site and generate commissions by purchases made through links to the iTunes store.

NOTE 3.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for the first fiscal year beginning after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have any impact on the Company's financial position or results of operations.
In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.
In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

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

NOTE 5.  CONVERTIBLE NOTES PAYABLE

As of September 30, 2006, the Company had $287,200 of 6% subordinated convertible notes outstanding to a shareholder who owned 5.7% of the issued and outstanding stock of the Company as of September 30, 2006. All notes are convertible to common shares, $0.001 par value, at a conversion price that equals the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company's securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes be converted on the fifth year of their anniversary date or are due and payable in the event that the Company's shares of common stock are not publicly traded. The notes must be converted during 2006 and 2007 in the amounts of $58,100 and $229,100, respectively. $287,200 of these notes are classified as a current liability at September 30, 2006. The proceeds were primarily used for operating activities as well as for investing in Web site development. Interest expense accrued for the periods ended September 30, 2006 and 2005, totaled $12,924 and $12,924, respectively. As of September 30, 2006, interest accrued on convertible notes totaled $97,327.

During the period ended September 30, 2006, convertible notes as described above totaling $279,100 reached their maturity date. These notes were extended for an additional period of one year under the same terms and conditions.

NOTE 6. CONVERTIBLE NOTES - RELATED PARTY

As of September 30, 2006, the Company had $630,600 of 6% subordinated convertible notes outstanding. The notes are due to a related party who owned an aggregate of 17.9% of the issued and outstanding stock of the Company as of September 30, 2006. All notes are convertible to common shares, $0.001 par value, at a conversion price that equals the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company's securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes be converted on the fifth year of their anniversary date or are due and payable in the event that the Company's shares of common stock are not publicly traded. The notes must be converted during 2006 and 2007 in the amounts of $110,000 and $520,300 respectively. $630,600 of these notes are classified as a current liability at September 30, 2006. The proceeds were primarily used for operating activities as well as for investing in Web site development. Interest expense for the periods ended
September 30, 2006 and 2005 was $28,377 and $28,377, respectively. As of September 30, 2006, interest accrued on convertible notes totaled $212,636.

During the period ended September 30, 2006, convertible notes as described above totaling $491,000 reached their maturity date. These notes were extended for an additional period of one year under the same terms and conditions.

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

NOTE 8.  STOCKHOLDERS' EQUITY

On June 12, 2006, the Company entered into an agreement with a related party to provide consulting services over a one year period for 2,500,000 shares of common stock under the onsultant stock plan valued at $25,000, the fair market value of the shares on the date of the agreement. The shares were issued in July 2006.

On June 16, 2006, 7,605,633 shares were issued to repay $54,000 of notes payable. The shares were valued at $54,000, the fair market value of the shares on the date of the agreement.

On June 19, 2006, 2,200,000 shares were issued in payment for consulting services. These shares were valued at $13,420, the fair market value of the shares on the date of the agreement.

On June 20, 2006, we issued 800,000 shares of our common stock to a consultant for past services rendered. These shares were valued at $3,000, fair market value of shares on the date of the agreement.

On June 29, 2006 the Company adopted a 2006 Consultant Stock Plan (the "Stock Plan") authorizing the Company to issue or grant up to 25,000,000 shares of Common Stock of the Company (the "Shares") to persons providing consulting services to the Company. On July 6, 2006 the Company filed a Registration Statement on Form S-8 registering the Shares with the SEC. As of September 30, 2006, the Company has issued 13,000,000 Shares under the Stock Plan. The Shares were valued at $173,500 per there respective agreements

On July 12, 2006 the Company issued 2,500,000 Shares under the consultant stock plan for consulting services provided by a related party valued at $25,000, the fair market value of shares on the date the agreement was signed.

On July 15, 2006, the Company entered into an agreement with an outside party to provide consulting services over a three month period for 3,000,000 shares of common stock under the consultant stock plan valued at $51,000 the fair market value of the shares on the date of the agreement. The shares were issued in August 2006.

On July 20, 2006, the Company issued 2,500,000 Shares of common stock under the consultant stock plan to settle a $2,000 liability and to pay for services performed valued at $62,500 the fair market value of the shares on the date of the agreement.

On July 24, 2006 the Company entered into an agreement with a consultant to provide services for $10,000, which was paid through the issuance of 2,500,000 shares of common stock under the consultant stock plan.

NOTE 9.  INVENTORY AND CAPITALIZED FILM COSTS

Capitalized film costs consist of investments in films, which include the unamortized costs of completed films, which have been produced by the Company. Capitalized costs include all direct production and financing costs, and production overhead.

Inventory consists of videocassettes and digital video disks ("DVDs") of the Company's non-theatrical production and is valued at the lower of cost or market; cost being determined by the first-in, first-out method.

As of September 30, 2006, the Company decided the prospects of selling these DVD's was negligible. Management determined the value of their capitalized film costs and inventory to be $0.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the Company's consolidated financial statements, and the related notes included elsewhere in this Quarterly Report on Form 10-QSB and the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

The forward-looking information set forth in this Quarterly Report on Form 10-QSB is as of the date of the date of its filing, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the Securities and Exchange Commission, which we refer to as the SEC, after the date of the filing of this report at the SEC's website at www.sec.gov. More information about potential factors that could affect the Company's business and financial results is included in the section entitled "Cautionary Statements and Risk Factors."

OVERVIEW

The Company current business operations are focused on the development, production and distribution of programming in the entertainment industry. We intend to continue to utilize The Company media and entertainment assets and channels going forward. However, we are also currently exploring business opportunities in the technology and sciences area to augment The Company primary line of business. To that end, we have engaged and will continue to engage consultants from time to time to assist us in identifying and evaluating new technology business ventures that would be either complimentary or additive to the Company's existing media and entertainment focus. We are compensating these consultants by issuing them shares of the Company's common stock pursuant to the Company's 2006 Consultant Stock Plan, which we registered with the SEC on July 6, 2006. In the future, when we retain such consultants we may compensate them in cash or equity. While the board of directors has not determined to acquire or invest in any new technology opportunities to date, we may in the future, seek to expand the Company's operations by engaging in acquisitions, joint ventures or strategic investments in technology ventures as approved by the Company's board of directors.

Over the next twelve-month period, we anticipate needing the following operating capital amounts:

Purpose                                                                 Amount
----------------------------------------------------------------      ----------
Growth Capital for Acquired Subsidiaries .......................      $  500,000
Additional Employees ...........................................      $  100,000

Marketing and Public Relations Campaigns .......................      $  300,000
Participation in Industry and Trade Functions ..................      $   50,000
Ongoing Operations .............................................      $  300,000
Capital needed for total amount of convertible
  notes reaching maturity (unless notes are extended) ..........      $  918,000
Capital needed for total amount of notes payable
  reaching maturity (unless notes are extended) ................      $  703,000
Capital needed to pay accounts payable and accrued
  expenses owing ...............................................      $1,243,000
                                                                      ----------

Outside financing will continue to be necessary to meet the Company's anticipated working capital needs for the foreseeable future. We anticipate that the Company's major stockholders will make capital investments or loans of convertible debt to pay the Company's operating expenses for the foreseeable future but, we cannot assure you that they will commit to making the necessary capital investments or loans. Given the Company's current financial position, for the immediate future, we expect to operate the Company's current lines of business under strict budgetary constraints in order to keep operating expenses as low as possible until new core businesses are acquired. We will attempt to negotiate extensions of the Company's debt obligations or negotiate for the conversion of some or all of the Company's debt into equity, however, we cannot assure you that we will be successful.

OPERATING RESULTS FOR THE QUARTERS ENDED SEPTEMBER 30, 2006 AND 2005

We realized no revenue for the quarters ended September 30, 2006 and 2005 as there were no sales for these periods.

Operating expenses increased by $237,719 for the quarter ended September 30, 2006, as compared to the quarter ended September 30, 2005. This increase in operating expenses is due to increased consulting activities related to the website ,additional research and marketing, and the impairment of the Company's inventory and capitalized film costs.

We realized an operating loss of $259,886 for the quarter ended September 30, 2006 compared to an operating loss of $22,167 for the quarter ended September 30, 2005. This increase in operating loss is due to increased operating expenses from consulting activities related to the website and additional research and marketing, and the impairment of the Company's inventory and capitalized film costs.

Other expenses decreased from $48,708 to $31,493 for the quarters ending September 30, 2005 and 2006 respectively. The decrease is primarily due to decreased loan fees for the quarter ended September 30, 2006.

The Company's net loss before minority interest and provision for income taxes for the quarter ended September 30, 2006, increased from $70,875 for the quarter ended September 30, 2005 to $291,379 for the quarter ended September 30, 2006. The 311% increase in the Company's net loss before minority interest and provision for income taxes is primarily due to increased operating costs for consulting services relating to the website and other research and marketing activities, and the impairment of the Company's inventory and capitalized film costs.

OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

We realized no revenue for the nine months ended September 30, 2006 as there were no sales for the period then ended. This is a minimal decrease from revenues of $151 during the nine months ended September 30, 2005.

Operating expenses increased by $183,813 for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. This increase in operating expenses is due to an increase in corporate activity related to website development, marketing and additional research activities, and the impairment of the Company's inventory and capitalized film costs.

We realized an operating loss of $346,954 for the nine months ended September 30, 2006 compared to an operating loss of $162,990 for the nine months ended September 30, 2005. This increase in operating loss is due to an increase in corporate activity related to website development, marketing and additional research activities, and the impairment of the Company's inventory and capitalized film costs.

Other expenses decreased from $205,600 to $187,086 for the nine months ending September 30, 2005 and 2006 respectively. The change is primarily due to the provision for common stock subscription receivable in 2006 of $91,552 being more then offset by the decrease in loan fees paid in 2005 of $110,997.

The Company's net loss before minority interest and provision for income taxes for the nine months ended September 30, 2006, increased from $368,590 for the nine months ended September 30, 2005 to $534,040 for the nine months ended September 30, 2006. The increase in the Company's net loss before minority interest and provision for income taxes is reflective of the Company's renewed marketing efforts, and the impairment of the Company's inventory and capitalized film costs.

OFF-BALANCE SHEET ARRANGEMENTS

During the quarter ended September 30, 2006, we did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

LIQUIDITY AND SOURCES OF CAPITAL

We have incurred operating losses. As of September 30, 2006, we had an accumulated deficit of $5,003,064. At September 30, 2006, we had $200 cash or cash equivalents and a net working capital deficit of $2,819,755.

During the last three years, both the company and it's wholly-owned subsidiary, Ecast, have been dependent on borrowed or invested funds in order to finance their ongoing operations. As of September 30, 2006, Ecast had $620,000 in outstanding debt represented by 6% convertible notes while we had $297,800 in outstanding debts represented by 6% convertible notes. These notes have been issued to two of the Company's major stockholders, of which $917,800 is now classified as current liabilities. During the nine months ended September 30, 2006, we borrowed a total of $34,143 from the Company's President through non-interest bearing notes. We anticipate having to continue to borrow funds or obtain additional equity capital to provide the Company working capital.

The audit report of the Company's independent registered public accounting firm for the year ended December 31, 2005 includes a "going concern" explanation. In the auditor's opinion, the Company's limited operating history and the accumulated net deficit as of December 31, 2005, raised substantial doubt about the Company's ability to continue as a going concern. We require $2,863,838 in capital over the next twelve months to pay off accounts payable and accrued expenses, and the convertible notes and notes payable reaching maturity unless we receive additional extensions.

Due to the Company's limited cash flow, operating losses and intangible assets, it is unlikely that we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from the Company's major stockholders and other outside sources in order to fund the Company's current operations. If these outside sources are unwilling or unable to provide necessary working capital to us, we would probably not be able to sustain the Company's operations. There is no written agreement or contractual obligation, which would require the Company's outside sources to fund the Company's operations up to a certain amount or indeed continue to finance the Company's operations at all. The NT Media and Ecast notes are voluntarily convertible when the Company's or Ecast's securities (as the case may be) are trading publicly and the underlying stock of the convertible notes has been registered with the SEC and declared effective. It is mandatory that they must be converted or paid on the fifth year of their anniversary date. Thus, the current convertible notes would be mandatorily converted during 2006 and 2007 in the amounts of $168,100 and $749,700, respectively, unless they become eligible for conversion prior to that time, or have been extended by the parties.

As of September 30, 2006, we are using the offices of the Company's President, Ali Moussavi, at no cost, as the Company's office, an arrangement, which we expect to continue for the next 18 months. If adequate funds are not otherwise available, management believes that its officers and directors will contribute capital amounts necessary to fund the Company's ongoing expenses, however, the Company's officers and directors are under no obligation to do so. If we are unable to pay the Company's debt as it becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of the Company's initiatives and will be forced to consider steps that would protect the Company's assets against the Company's creditors.

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

Equipment and Depreciation

Equipment is recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any reselling gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for consolidated financial statements purposes. At September 30, 2006, equipment consists of computer equipment with estimated useful lives of five years and has been fully depreciated.

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

Capitalized Film Costs

Capitalized film costs consist of investments in films, which include the unamortized costs of completed films, which have been produced by the Company. Capitalized costs include all direct production and financing costs, and production overhead.

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

Capitalized film costs are stated at the lower of amortized cost or estimated fair value on an individual film basis. The valuation of investment in films is reviewed on a title-by-title basis, when an event or changes in circumstances indicated that the fair value of a film is less than its unamortized cost. The fair value of the film is determined using management's future revenue and cost estimates. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management's future revenue estimates. As of September 30, 2006 capitalized film costs have been fully amortized.

Films in development include costs of acquiring film rights to original screenplays and costs to adapt such projects. Such costs are capitalized and, upon commencement of production, transferred to production costs. Projects in development are written off at the earlier of the date determined not to be recoverable or when abandoned, or three years from the date of the initial investment.

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

The Company evaluates its long-lived assets by measuring the carrying amounts of assets against the estimated undiscounted future cash flows associated with them. At the time the carrying value of such assets exceeds the fair value of such assets, impairment is recognized. During the quarter ending September 30, 2006, the Company recognized impairment of $33,791 and $24,820 on film costs and inventory, respectively.

Stock Option Plan

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees and non-employees. As of September 30, 2006, the Company does not have any qualified or non-qualified stock option plans, nor did it grant any stock options during the quarters ended September 30, 2006 and 2005.

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

In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.
In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair the Company's business operations. If any of the following risks actually occur, the Company's business, results of operations and financial condition could suffer. In that event the trading price of the Company's common stock could decline, and the Company's shareholders may lose all or part of their investment in the Company's common stock. The risks discussed below also include forward-looking statements and the Company's actual results may differ substantially from those discussed in these forward-looking statements.

THE COMPANY'S INDEPENDENT AUDITORS' REPORT EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

The Company's independent auditors' report, dated May 11, 2006, includes an explanatory paragraph relating to substantial doubt as to the Company's ability to continue as a going concern, due to the Company's working capital deficit at December 31, 2005. We have experienced operating losses since the date of the auditors' report and in prior years. The Company's auditors report may impede the Company's ability to raise additional capital on terms acceptable to us. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of the Company's initiatives and will be forced to consider steps that would protect the Company's assets against the Company's creditors. If we are unable to continue as a going concern, your entire investment in us could be lost.

THE COMPANY'S FAILURE TO TIMELY PAY THE COMPANY'S INDEBTEDNESS MAY REQUIRE US TO CONSIDER STEPS THAT WOULD PROTECT THE COMPANY'S ASSETS AGAINST THE COMPANY'S CREDITORS.

If we cannot raise additional capital, we will not be able to repay the Company's debt or pursue the Company's business strategies as scheduled, or at all, and we may cease operations. We have been unable to pay all of the
Company's creditors and certain other obligations in accordance with their terms. In the aggregate, as of September 30, 2006, we have approximately $2.5 million in debt obligations, including interest, owing within the next 12 months. As of September 30, 2006, we have extensions with respect to approximately $770,000 of this debt to a date to be mutually agreed upon by us and each of the respective note holders. During the nine months ended September 30, 2006, we have issued additional debt in the aggregate amount of

$34,143. However, we cannot assure you that any of these note holders will continue to extend payment of these debt obligations or ultimately agree to revise the terms of this debt to allow us to make scheduled payments over an extended period of time. We have $200 of cash on hand and we do not expect to generate material cash from operations within the next 12 months. We have attempted to raise additional capital through debt or equity financings and to date have had limited success. The down-trend in the financial markets has made it extremely difficult for us to raise additional capital. In addition, the Company's common stock trades on The Over the Counter Bulletin Board which makes it more difficult to raise capital than if we were trading on the NASDAQ Stock Market. Also, the Company's default in repaying the Company's debt restricts the Company's ability to file registration statements, including those relating to capital-raising transactions, on Form S-3, which may make it more difficult for us to raise additional capital. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of the Company's initiatives and will be forced to consider steps that would protect the Company's assets against the Company's creditors.

THE COMPANY HAS A HISTORY OF LOSSES AND WE DO NOT ANTICIPATE THAT THE COMPANY WILL BE PROFITABLE IN FISCAL 2006.

We have incurred losses since inception and have not generated sufficient revenues to cover the Company's expenses during 2005 and 2006. We had an accumulated deficit of approximately $5.0 million as of September 30, 2006. During the fiscal 2005, we incurred a net loss of approximately $510,000. Achieving profitability depends upon numerous factors, including the Company's ability to raise additional capital in order to produce projects, which in turn will generate sales. We do not anticipate that we will be profitable in fiscal 2006. As a result of the losses and negative cash flows from operations, the Company's ability to continue operations will depend on the Company's ability to generate increased revenues and the availability of outside financing for working capital. If we are unable to generate sufficient revenues in the near future to cover the Company's expenses or obtain outside capital to cover operating expenses, we may be unable to expand or maintain business operations.

IF THE COMPANY OBTAINS FINANCING, EXISTING SHAREHOLDER INTERESTS MAY BE DILUTED.

If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of the Company's shareholders will be diluted. In addition, any convertible securities issued may not contain a minimum conversion price, which may make it more difficult for us to raise financing and may cause the market price of the Company's common stock to decline because of the indeterminable overhang that is created by the discount to market conversion feature. In addition, any new securities could have rights, preferences and privileges senior to those of the Company's common stock. Furthermore, we cannot assure you that additional financing will be available when and to the extent we require or that, if available, it will be on acceptable terms.

THE COMPANY'S RELIANCE ON THIRD PARTIES FOR DEVELOPMENT OF THE COMPANY'S PRODUCTS MAY AFFECT THE COMPANY'S FUTURE PROSPECTS.

We do not maintain the Company's own production facilities. Due to the limited number of employees, we are reliant on third parties to enter into agreements with us, in which case, we finance and co-produce the projects with them. To the extent that third parties do not continue to enter into agreements with us, we will be solely reliant on developing and producing projects with only one employee.

THE COMPANY'S PRODUCTS MAY NOT BE COMMERCIALLY ACCEPTED WHICH WILL ADVERSELY AFFECT THE COMPANY'S REVENUES AND PROFITABILITY.

The Company's ability to enter into the direct to home viewing market, establish brand recognition and compete effectively depends upon many factors, including commercial acceptance of the Company's products. If the Company's products are not commercially accepted, we will not recognize meaningful revenue and may not continue to operate. The success of the Company's products will depend in large part on the Company's ability to purchase advertising in order to generate sales. The commercial success of the Company's products also depends upon the market to prefer recordings of the Company's projects, rather than delivery through electronic means, all of which can change and cannot be predicted with certainty. We are attempting to develop several programs for possible film or direct to home viewing distribution. We cannot assure you that the Company's new products will achieve market acceptance or will generate significant revenue.

THE COMPANY'S OUTSTANDING OPTIONS AND WARRANTS MAY DILUTE THE COMPANY'S SHAREHOLDERS' INTERESTS.

As of September 30, 2006, we have not granted any options or warrants to purchase shares of the Company's common stock that have not been exercised.

THE COMPETITIVE MARKET IN WHICH THE COMPANY OPERATES MAKES IT VERY DIFFICULT TO DEVELOP PROJECTS THAT ARE OF INTEREST TO CONSUMERS.

We operate in a rapidly changing and growing industry, which is characterized by vigorous competition from both established companies and start-up companies. The market for the Company's services is extremely competitive both as to price and opportunities.

THE COMPANY'S STOCK PRICE IS VOLATILE.

The Company's revenues and operating results in any particular quarter may fluctuate as a result of a number of factors, including competition in the markets in which we operate, delays in acquiring new core businesses, the current economic conditions as well as the performance of the entertainment industries as discussed above. The Company's future operating results will depend, to a large extent, on the Company's ability to anticipate and successfully react to these and other factors and successfully implementing the Company's growth strategy. Failure to anticipate and successfully overcome these and other factors could adversely affect the Company's business, financial condition and results of operations.

In addition, the trading price of the Company's common stock fluctuates widely and in the future may be subject to similar fluctuations in response to quarter-to-quarter variations in the

Company's operating results. In addition, in recent years, broad stock market indices, in general, have experienced substantial price fluctuations. These broad market fluctuations also may adversely affect the future trading price of the Company's common stock.

THE COMPANY'S STOCK HISTORICALLY HAS BEEN THINLY TRADED. THEREFORE, SHAREHOLDERS MAY NOT BE ABLE TO SELL THEIR SHARES FREELY.

The volume of trading in the Company's common stock historically has been relatively light and a limited market presently exists for the shares. We have no analyst coverage of the Company's securities. The lack of analyst reports about the Company's stock may make it difficult for potential investors to make decisions about whether to purchase the Company's stock and may make it less likely that investors will purchase the Company's stock. We cannot assure you that the Company's trading volume will increase, or that the Company's historically light trading volume or any trading volume whatsoever will be sustained in the future. Therefore, we cannot assure you that the Company's shareholders will be able to sell their shares of the Company's common stock at the time or at the price that they desire, or at all.
FAILURE TO PROTECT THE COMPANY'S INTELLECTUAL PROPERTY MAY ADVERSELY IMPACT THE COMPANY'S FINANCIAL RESULTS.

We may acquire interests in various television or movie concepts, program pilots and other proprietary rights in the entertainment field. If we are unable to protect these proprietary rights, the value of such rights could be impaired and we could lose profit potential. We regard the Company's trademarks, trade secrets and similar intellectual property as valuable to the Company's business, and rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with the Company's employees, partners and others to protect its proprietary rights. There can be no assurance that the steps taken by us will be adequate to prevent misappropriation or infringement of the Company's proprietary property. We currently have one of the Company's trademarks registered with the United States Patent and Trademark Office.

POTENTIAL ANTI-TAKEOVER TACTICS THROUGH ISSUANCE OF PREFERRED STOCK RIGHTS MAY BE DETRIMENTAL TO COMMON SHAREHOLDERS.

We are authorized to issue up to 5,000,000 shares of preferred stock, of which none currently are issued and outstanding. The issuance of preferred stock does not require approval by the shareholders of the Company's common stock. The Company's Board of Directors, in its sole discretion, has the power to issue preferred stock in one or more series and establish the dividend rates and preferences, liquidation preferences, voting rights, redemption and conversion terms and conditions and any other relative rights and preferences with respect to any series of preferred stock. Holders of preferred stock may have the right to receive dividends, certain preferences in liquidation and conversion and other rights, any of which rights and preferences may operate to the detriment of the shareholders of the Company's common stock. Further, the issuance of any preferred stock having rights superior to those of the Company's common stock may result in a decrease in the market price of the common stock and, additionally, could be used by the Company's Board of Directors as an anti-takeover measure or device to prevent a change in the Company's control.

ITEM 3.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive Officer, and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based upon that evaluation, the Company's President, Chief Executive Officer, and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure the information required to be disclosed by us in reports filed or submitted under the Exchange Act were timely recorded, processed and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

ITEM 2.  UREGISTERED SALES OF EQUITY SECURITIES

         In June 2006, we converted $54,000 of outstanding debt into 7,605,633 shares of common stock for four individuals. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these shares. The shareholders were Accredited Investors as that term is defined in the Securities Act and took the shares for investment purposes without a view to distribution and had access to information concerning NT Media and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The shareholders were permitted access to the Company's management for the purpose of acquiring investment information. Due to the shareholders' status as accredited investors and their dealings with development companies generally, we deem the shareholders sophisticated for the purposes of Section 4(2) of the Act.

         In June 2006, we issued 2,200,000 shares of the Company's common stock to Exponential Investments in exchange for consulting services. We relied upon the exemption from registration as set forth in Regulation S of Securities Act for the issuance of these shares. The shareholder is not a "U.S. person" as that term is defined in the Securities Act, and at the time of the offering and issuance of the shares, the shareholder was located outside of the United States. In addition, the shareholder took the shares for investment purposes without a view to distribution and had access to information concerning NT Media and the Company's business prospects, and was permitted access to the Company's management for the purpose of acquiring investment information, as required by the Securities Act. Further, there was no general solicitation or advertising for the issuance of the shares.

         In June 2006, we issued 800,000 shares of our common stock to a consultant for past services rendered. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these shares. The shareholder was an Accredited Investor as that term is defined in the Securities Act and took the shares for investment purposes without a view to distribution and had access to information concerning NT Media and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares. The shareholder was permitted access to the Company's management for the purpose of acquiring investment information. Due to the shareholder's status as an accredited investor and its dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.

ITEM 3.  DEFAULTS ON INDEBTEDNESS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

                                  EXHIBIT INDEX

ITEM NUMBER     FOOTNOTE   DESCRIPTION
-----------     --------   -----------------------------------------------------
Exhibit 2.1       (1)      Stock Exchange Agreement dated April 17, 2001.

Exhibit 3.1       (2)      Certificate of Incorporation dated March 14, 2000.

Exhibit 3.2       (2)      Bylaws dated march 14, 2000.

Exhibit 3.3       (1)      Amendment to Certificate of Incorporation dated April
                           24, 2001.


Exhibit 4.1       (6)      2006 Consultant Stock Plan.

Exhibit 10.1      (3)      Executive Employment Agreement with Chris Mehringer.

Exhibit 10.2      (3)      Office Lease.

Exhibit 10.3      (5)      Operating  Agreement between NT Media Corp. of CA and
                           SU Productions, LLC dated April 9, 2004.

Exhibit 14.1      (4)      Code of Business Conduct and Ethics of Registrant.

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


Dated:  November 15, 2006                   NT MEDIA CORP. OF
                                            CALIFORNIA, INC.

                                            /s/ Ali Moussavi
                                            ------------------------------------
                                            Ali Moussavi
                                            President,  Chief Executive Officer,
                                            and Acting Chief Financial Officer