Form 10KSB
period 2006-12-31
NT MEDIA CORP OF CALIFORNIA INC
filed 2007-04-17
CIK 318622

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the fiscal year ended: December 31, 2006

                                       OR

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the transition period from:      to
                                                  -----    -----

                         Commission File Number 0-31012

                    NT MEDIA CORPORATION OF CALIFORNIA, INC.
                 (Name of Small Business Issuer in Its Charter)


--------------------------------------------------------------------------------
             Delaware
 (State or other jurisdiction of                        94-3357128
  incorporation or organization)           (I.R.S. Employer Identification No.)
--------------------------------------------------------------------------------
          7800 Oceanus Drive
        Los Angeles, California                           90046
(Address of principal executive offices)                (Zip Code)
--------------------------------------------------------------------------------

                    Issuer's telephone number: (323) 445-4833

      Securities registered under Section 12(b) of the Exchange Act: None. Securities registered under Section 12(g) of the Exchange Act: Common Stock,
                                $.001 par value.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes  [ ]   No  [X]

State issuer's revenues for its most recent fiscal year: $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $748,049 as of April 4, 2007.

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 75,709,133 common shares, $.001 par value, outstanding as of April 4, 2007.

Documents Incorporated By Reference:  None.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

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

Item 1.  Description of Business

General

NT Media Corporation of California, Inc. is a Delaware corporation incorporated on March 14, 2000. We primarily are engaged in the business of developing, producing and distributing programming for the entertainment industry. Our current business operations are focused on the development, production and distribution of programming in the entertainment industry. We intend to continue to utilize the Company's media and entertainment assets and channels going forward. However, we are also currently exploring business opportunities in the technology and sciences area to augment the Company's primary line of business. While the board of directors has not determined to acquire or invest in any new technology opportunities to date, we may in the future, seek to expand the Company's operations by engaging in acquisitions, joint ventures or strategic investments in technology ventures as approved by the Company's board of directors.

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

During the third quarter of 2004, we abandoned our plans to complete production of a project entitled "Rap Battle" due to the additional costs and risks which would be incurred, as well as our limited personnel resources. As a result of this decision, we sold our interest in this project to Riddle Records, Inc., a related party, in exchange for the reimbursement of all of our production costs incurred to date, which totaled $12,717. Riddle Records purchased all of our interest in this project with payment due to us on December 31, 2005. Due to limited operations of Riddle Records, the Company has recorded an allowance for doubtful account as of December 31, 2006.

During the third quarter of 2004, we entered into an agreement with SU Productions, LLC to form a limited liability corporation named SU Distribution LLC ("SUD"). SUD is owned 51% by us and 49% by SU Productions LLC. During the fourth quarter of 2004, SUD completed production of the first three episodes of an adult-themed "direct to DVD" program entitled "Strippers Untamed." As of December 31, 2006, the Company decided the prospects of selling these DVDs was negligible. Management determined the value of their capitalized film costs and inventory to be $0.

On October 14, 2005 we entered into a representation services agreement with Endeavor Agency. Endeavor Agency will represent us as our agent with respect to the development, sale, acquisition, and exploitation of media and entertainment with respect to film, television, digital media, video game design and related matters, and such other entertainment and media matters as we may ask Endeavor Agency to handle on our behalf. The agreement provides that Endeavor will be entitled to a fee equal to ten percent (10%) of all film sales. Other fees will be negotiated between the parties as projects are completed.

In August 2006, we optioned the production rights to three films. The screenplays are registered with the Writers Guild of America. All three of the options expired without being exercised.

In August 2006, we also announced plans to launch Multi-Platform digital media services. The platforms will include PCs, mobile devices, and digital TVs. In September, we started to launch our Music Division, NT Music. NT Music will not be a traditional record label but will focus on creating and acquiring musical content, and marketing and exclusively distributing such content through these new media outlets such as peer-to-peer, viral digital marketing, and mobile content and ring-tone sales. We also plan to re-launch our series "Real or Fake" which previously debuted on its Neurotrash Website and make it available for mobile content. We also plan to make it user-generated as well with consumer voting and contests.

In August of 2006, we announced the intent to produce the Hollywood House Party Series. We will make the series available for mobile media through our recent plans to provide multi-platform Digital Media services. We have also allocated a $500 prize for the best Hollywood House party Clip. The Company has received numerous clips and plans to display them upon the completion of the new website anticipated in the third quarter of 2007.

In September of 2006, we announced that we had signed with BANGO, PLC to sell and deliver NT Media's content to mobile customers worldwide. BANGO PLC is a London Stock Exchange traded company which was founded in 1999 to enable content providers to benefit from the opportunities presented by the mobile internet. The Company has continued its affiliation with BANGO PLC and the Company will utilize its mobile web services with the launch of its Mobile Platform anticipated in the third quarter of 2007.

In October of 2006, we announced that we had signed Mikey Mo "The MC" to our newly created music division. NT Music will focus on distributing Mikey Mo's music through digital musical distribution as well as mobile music content. We plan to distribute the music through digital media outlets such as peer-to-peer, viral digital marketing and mobile content. We also plan to make Mikey's Mo's music available through digital services such as Apple iTunes, Napster and MSN Music. The Company took the first step by launching an online music store in March 2007. The Company has also expanded the availability of Mikey Mo's music by also distributing it on Audio Lunchbox and Peer Impact. The main sources of revenues will be: online advertising, sale of content, music downloads, video downloads, ringtone sales and affiliate programs.

In November of 2006, we announced our plan to distribute our music on iTunes, the digital download store from Apple, Napster and MSN Music and numerous other digital music stores, including mobile platforms and subscription services. The Company has continued in its efforts in making its website compatible with the various digital music stores.

In November of 2006, we announced that we had joined the iTunes Affiliate Program. Through the program our music division, NT Music, will be able to display the iTunes logo on its site and generate commissions by purchases made through links to the iTunes store.

In March of 2007, we launched an online music store featuring a comprehensive library of songs from major record labels for sale to consumers. The music catalogue includes more than 2 million songs from all four major record labels:
Sony/BMG, Universal, EMI, and Warner, as well as some of the largest independent distributors like Orchard, IODA, and CD Baby.

In March of 2007, Company announced that it plans to distribute its music on Audio Lunchbox and Peer Impact.

Governmental Approval

We are not presently aware of any governmental agency approval required for any of our existing operations or operations of our targeted acquisitions. We are subject to Federal Trade Commission regulation and other federal and state laws relating to the development, production, and distribution of entertainment programming. There are additional limitations relating to the distribution of adult oriented products. We believe that we are in compliance with all laws, rules, and regulations material to our operations.

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

Research and Development

We did not spend any money on research and development for the years ended December 31, 2006 and 2005. We currently intend to focus substantially all of our efforts and resources on developing new projects or acquiring completed products for distribution in the various entertainment markets, including, direct to home viewing, television, and independent feature films.

Employees

As of April 4, 2007, we had one employee. We also employ outside consultants from time to time to provide various services. None of our employees are represented by a labor union.

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

Our independent auditors' report expresses substantial doubt about our ability to continue as a going concern.

Our independent auditors' report, dated April 2, 2007 includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2006. We have experienced operating losses since the date of the auditors' report and in prior years. Our auditors report may impede our ability to raise additional capital on terms acceptable to us. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors. If we are unable to continue as a going concern, your entire investment in us could be lost.

Our failure to timely pay our indebtedness may require us to consider steps that would protect our assets against our creditors.

If we cannot raise additional capital, we will not be able to repay our debt or pursue our business strategies as scheduled, or at all, and we may cease operations. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms. In the aggregate, as of December 31, 2006, we have approximately $2,200,000 in debt obligations, including interest, owing within the next 12 months. During the year ended December 31, 2006, we have issued additional debt in the aggregate amount of $50,443. These additional notes are either being paid currently or have been extended by agreement. However, we cannot assure you that any of these note holders will continue to extend payment of these debt obligations or ultimately agree to revise the terms of this debt to allow us to make scheduled payments over an extended period of time. We have no cash on hand and we do not expect to generate material cash from operations within the next 12 months. We have attempted to raise additional capital through debt or equity financings and to date have had limited success. The downtrend in the financial markets has made it extremely difficult for us to raise additional capital. In addition, our common stock trades on the Over The Counter Bulletin Board which makes it more difficult to raise capital than if we were trading on the NASDAQ Stock Market. Also, our default in repaying our debt restricts our ability to file registration statements, including those relating to capital-raising transactions, on Form S-3, which may make it more difficult for us to raise additional capital. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

We have a history of losses and we do not anticipate that we will be profitable in fiscal 2007.

We have incurred losses since inception and have not generated sufficient revenues to cover our expenses during 2005 and 2006. We had an accumulated deficit of approximately $5.2 million as of December 31, 2006. During fiscal 2006, we incurred a net loss of approximately $730,000. Achieving profitability depends upon numerous factors, including out ability to raise additional capital in order to produce projects, which in turn will generate sales. We do not anticipate that we will be profitable in fiscal 2007. As a result of the losses and negative cash flows from operations, our ability to continue operations will depend on our ability to generate increased revenues and the availability of outside financing for working capital. If we are unable to generate sufficient revenues in the near future to cover our expenses or obtain outside capital to cover operating expenses, we may be unable to expand or maintain business operations.

If we obtain financing, existing shareholder interests may be diluted.

If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our shareholders will be diluted. In addition, any convertible securities issued may not contain a minimum conversion price, which may make it more difficult for us to raise financing and may cause the market price of our common stock to decline because of the indeterminable overhang that is created by the discount to market conversion feature. In addition, any new securities could have rights, preferences and privileges senior to those of our common stock. Furthermore, we cannot assure you that additional financing will be available when and to the extent we require it or that, if available, it will be on acceptable terms.

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

If we are unable to execute project acquisitions, we may be unable to achieve revenue growth. Additionally, if we are unable to establish and maintain our network of professional relationships, we may be unable to identify project acquisition targets and as a result, we may be unable to achieve significant revenue, or in the event we are successful in making project acquisitions, revenues could be reduced. There can be no assurance that we will identify sufficient project acquisition opportunities, or be able to create and/or maintain a demand for the products and/or services of them.

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

Our stock historically has been thinly traded, therefore, shareholders may not be able to sell their shares easily.

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

Item 2.  Description of Property

Our principal offices are located at 7800 Oceanus Avenue, Los Angeles, California 90046. We are presently occupying the offices of our President, Mr. Ali Moussavi, at no cost to us, as our sole office, an arrangement which we expect to continue until the Company raises enough capital to move offices.

Item 3.  Legal Proceedings

Management is aware of a threatened litigation matter involving the nonpayment of certain legal fees. The claim for this matter is approximately $9,000.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during our fiscal year ended December 31, 2006.

                                    PART II

Item 5. Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities

Our common stock is traded on the OTC Bulletin Board under the symbol "NTMM." The following table sets forth the high and low bid information of our common stock on the OTC Bulletin Board for each quarter during the last two fiscal years and the subsequent interim period, as reported by the OTC Bulletin Board. This information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                              High Bid        Low Bid
                                              --------        --------

      Year Ended December 31, 2005
      ----------------------------
      First Quarter                           0.60            0.21
      Second Quarter                          0.50            0.15
      Third Quarter                           0.48            0.32
      Fourth Quarter                          0.3434          0.085

      Year Ended December 31, 2006
      ----------------------------
      First Quarter                           0.085           0.015
      Second Quarter                          0.02            0.0051
      Third Quarter                           0.15            0.01
      Fourth Quarter                          0.12            0.005

      First Quarter of 2007                   0.025           0.01

Holders

As of April 4, 2007, we had 178 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

During fiscal 2006, we issued the following securities which were not registered under the Securities Act of 1933, as amended (the "Act"), but were exempt from the registration requirements of the Act, under Rule 506 insofar as: (1) the investor was accredited within the meaning of Rule 501(a); (2) the transfer of the securities was restricted in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b) after taking into consideration all prior investors under Section 4(2) of the Act within the twelve months preceding the transaction; and (4) the offer and sale was not effected through any general solicitation or general advertising within the meaning of Rule 502(c).

In 2006, we issued an unsecured promissory note issued to Ali Moussavi for the amount of $32,500.00 U.S due on March 24, 2007. The maturity date of the note was verbally extended to December 31, 2007. The note is not convertible into securities.

Aside from the above transaction, we have not sold any unregistered securities during the last fiscal year other than those previously reported in Quarterly Reports on Form 10-QSB or Current Reports on Form 8-K and filed with the Securities and Exchange Commission.

Securities Authorized For Issuance Under Equity Compensation Plans

Set forth in the table below is information regarding awards made through equity compensation plans, through December 31, 2006, for our last fiscal year.

                                                       Number of
                                                    securities to be           Weighted-               Number of
                                                      issued upon           average exercise          securities
                                                      exercises of        price of outstanding       available for
                                                  outstanding options,      options, warrants,        future plan
                 Plan Category                    warrants, and rights         and rights              issuance
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved                        N/A                     N/A                    N/A
by security holders
-------------------------------------------------------------------------------------------------------------------

Equity compensation plans not approved by security holders

     2006 Consultant Stock Plan                     25,000,000 (1)                N/A                400,000 (2)

(1) Represents total number of shares of common stock originally authorized for stock grants. The Plan does not authorize stock option grants.

(2) Represents number of shares of common stock authorized but not issued under the S-8 plan. The plan does not authorize stock option grants.

On June 29, 2006, our Board of Directors adopted the 2006 Consultant Stock Plan (the "Plan"). The Plan authorizes common stock grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. We reserved 25,000,000 shares of our common stock for awards to be made under the Plan. The Plan is to be administered by a committee of one or more members of our Board of Directors.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Overview

We primarily are engaged in the business of developing, producing and distributing programming for the entertainment industry. We are pursuing the development of independent feature films and production of direct to home viewing programs. We also continue to explore new opportunities that may emerge.

Over the next twelve-month period, we anticipate needing the following operating capital amounts:

                  Purpose                                          Amount
---------------------------------------------------              ----------

Growth Capital for Acquired Subsidiaries                         $500,000

Additional Employees                                             $100,000

Marketing and Public Relations Campaigns                         $300,000

Participation in Industry and Trade Functions                    $50,000

Ongoing Operations                                               $300,000

Capital needed for total amount of convertible
notes reaching maturity (unless notes are extended)              $918,000

Capital needed for total amount of notes payable
reaching maturity (unless notes are extended)                    $703,000

Capital needed to pay accounts payable and accrued
expenses owing                                                   $1,327,000

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

Plan of Operations

The Company plans to take advantage of the growth in the Mobile digital content and digital music distribution sectors through joint ventures. Over the last several months, The Company has joined the affiliate programs of Apple's iTunes, Bango PLC, Blockbuster, and Shelter From The Store Records. These deals have given NT Media a foothold in the fast growing digital media space. Areas that we see the most growth potential are different music platforms, skilled gaming in the U.S. and abroad and vertical social and professional networking. The company anticipates to have cash requirements of about $4.2 million in the next 12 months, the bulk of which would be put toward the repayment of notes that would be due and servicing our debt. The remainder will be used for marketing and professional services and personnel. We expect to raise the said funds through private placements of debt and equity throughout the year, but there can be no assurance that we will be successful in such placements.

Our research and development will primarily consist of finding knowledgeable agents that can analyze the business of our potential joint venture partners throughout the U.S. and abroad with a concentration in Europe, the Middle East and China.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, and that would be considered material to investors.

Liquidity and Sources of Capital

We have incurred operating losses as of December 31, 2006, We had an accumulated deficit of $5,196,920. At December 31, 2006, we had $415 of cash or cash equivalents and a net working capital deficit of $2,947,361.

During the last three years, both our company and our wholly-owned subsidiary, Ecast, have been dependent on borrowed or invested funds in order to finance their ongoing operations. As of December 31, 2006, Ecast had $620,000 in outstanding debt represented by 6% convertible notes while we had $297,800 in outstanding debts represented by 6% convertible notes. These notes have been issued to two of our major stockholders, of which $917,800 is now classified as current liabilities. During the year ended December 31, 2006, we borrowed a total of $33,620 from our President through non-interest bearing notes. We anticipate having to continue to borrow funds or obtain additional equity capital to provide our working capital.

The audit report of our independent registered public accounting firm for the year ended December 31, 2006 includes a "going concern" explanation. In the accountant's opinion, our limited operating history and the accumulated net deficit as of December 31, 2006, raised substantial doubt about our ability to continue as a going concern. We require $2,947,776 in capital over the next twelve months for pay off accounts payable and accrued expenses, and the convertible notes and notes payable reaching maturity unless we receive additional extensions.

Due to our limited cash flow, operating losses and intangible assets, it is unlikely that we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from our major stockholders and other outside sources in order to fund our current operations. If these outside sources are unwilling or unable to provide necessary working capital to us, we would probably not be able to sustain our operations. There is no written agreement or contractual obligation, which would require our outside sources to fund our operations up to a certain amount or indeed continue to finance our operations at all. The NT Media and Ecast notes are voluntarily convertible when our or Ecast's securities (as the case may be) are trading publicly and the underlying stock of the convertible notes has been registered with the SEC and declared effective. It is mandatory that they must be converted or paid on the fifth year of their anniversary date. Thus, the current convertible notes would be mandatorily converted during 2007 in the amount of $917,800, unless they become eligible for conversion prior to that time, or have been extended by the parties.

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

Critical Accounting Policies

Minority Interest

The amount of minority interest represents the net capital of the minority member of SUD, including 49% of the net loss of SUD not to exceed the capital contributed by the minority member. The amount of loss during the year ended December 31, 2005 attributable to the minority member which exceeded its capital contribution was $18,933. The amount of loss during the year ended December 31, 2006 attributable to the minority member was $39,971.

Inventory

Inventory consists of videocassettes and digital video disks ("DVDs") of the Company's non-theatrical production and its remaining carrying value of $24,820 was deemed impaired and a full allowance was recorded in 2006.

Revenue Recognition

Revenues are recognized on an accrual basis. Generally, revenues will be recognized when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured.

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

Capitalized film costs are stated at the lower of amortized cost or estimated fair value on an individual film basis. The valuation of investment in films is reviewed on a title-by-title basis, when an event or changes in circumstances indicated that the fair value of a film is less than its unamortized cost. The fair value of the film is determined using management's future revenue and cost estimates. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management's future revenue estimates. During 2006, in reviewing the ultimate revenue for the Company's films, it was determined that there was an impairment of its remaining unamortized capitalized film costs and an impairment loss in the amount of $33,791 was recognized. In 2005, impairment in the amount of $71,654 was recognized.

Item 7.  Financial Statements

Our financial statements and related notes are set forth at pages F-1 through F-24.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not had any disagreements with our former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 8A. Controls and Procedures

As required by the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, being the date of our most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and acting Chief Financial Officer. Based upon that evaluation, our Chief
Executive Officer and acting Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal year ended December 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

     (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

     (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

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

Item 8B. Other Information.

None.

                                    PART III

Item 9.  Directors,   Executive   Officers,   Promoters   and  Control  Persons;
         Compliance with Section 16(a) of the Exchange Act

Set forth below are the names, ages, positions and business experience of our directors and executive officers as of April 4, 2007.

Name                      Age       Position
----                      ---       --------
Ali Moussavi              36        Chief  Executive  Officer, President, Acting
                                    Chief Financial Officer and Chairman of the
                                    Board of Directors

Christopher Briggs        36        Director

All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualified. Officers serve at the pleasure of the board of directors.

There are no family relationships among any of our directors, executive officers, or persons nominated or chosen as our directors or executive officers.

Business Experience

Christopher Briggs. Mr. Briggs was appointed as a director of the Company, and the Company's CEO and CFO on June 30, 2003. He resigned from those positions as of June 30th 2005, but he remains a Director of the Company. From April 2002 to June 2003, Mr. Briggs managed the Company's office in Montreal, Canada. Prior to joining the Company, Mr. Briggs was employed for over four years as a development executive with Next Entertainment, a TV production company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership, and reports of changes in ownership, of our common stock and other equity securities of ours. Executive officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports that they file. To our knowledge, based solely on a review of the copies of the reports furnished to us, and representations from our executive officers and directors that no other reports were required during the fiscal year ended December 31, 2006, we believe our executive officers, directors and greater than ten percent shareholders of our common stock, complied with all Section 16(a) filing requirements applicable to them.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the "Code") which is designed to set the standards of business conduct and ethics and help directors and employees resolve ethical issues. The Code applies to all directors and employees, including the Chief Executive Officer and Chief Financial Officer and other persons performing similar functions. The Code covers topics including, but not limited to, conflicts of interest, confidentiality of information, fair dealing with customers, supplies and competitors, and compliance with applicable laws, rules and regulations. The purpose of the Code is to ensure to the greatest possible extent that our business is conducted in a consistently legal and ethical manner. Upon written request to the Company, we will provide a copy of the Code free of charge.

Item 10. Executive Compensation

Executive Compensation

The following executive compensation disclosure reflects all compensation awarded to, earned by, or paid to the executive officers below for the fiscal year ended December 31, 2006. The following table summarizes all compensation for fiscal year 2006 received by our Chief Executive Officer. No other executive officer earned in excess of $100,000 in fiscal year 2006.

                           SUMMARY COMPENSATION TABLE

                                                                                            Nonqualified
                                                                            Non-Equity      Deferred       All
Name and                                               Stock     Option     Incentive Plan  Compensation   Other
principal position           Year    Salary   Bonus    Awards    Awards     Compensation    Earnings       Compensation   Total
                                     ($)      ($)       ($)       ($)       ($)             ($)            ($)            ($)
Ali Moussavi,
President, CEO, Acting
CFO, and Chairman of the
Board of Directors           2006      $0      --       --       --          --              --            --             $0

Outstanding Equity Awards at Fiscal Year-End

There are no unexercised options, unvested stock awards, or equity incentive plan awards outstanding for the above-named executive officer as of December 31, 2006.

Compensation of Directors

The following reflects all compensation awarded to, earned by, or paid to the directors below for the fiscal year ended December 31, 2006.


                              DIRECTOR COMPENSATION
                                                                                        Change in
                                                                                        Pension
                                                                                        Value and
                                                                        Non-Equity      Nonqualified
                                                                        Incentive       Deferred        All
                                                  Stock     Option      Plan            Compensation    Other
                                Fees Earned or    Awards    Awards      Compensation    Earnings        Compensation
                                Paid in Cash ($)  ($)       ($)         ($)             ($)             ($)             Total ($)

Name
Ali Moussavi, Chairman                $0            --        --            --              --            --               $0
Christopher Briggs, Director          $0            --        --            --              --            --               $0


There were no stock or option awards issued to any directors and outstanding as of December 31, 2006.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of April 4, 2007, relating to the ownership of our common stock, by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors and nominees, (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned.

                                                          Number of Shares of
                                                          Common Stock Beneficially
    Name and Address of Beneficial Owner                  Owned (1)                  Percent of Class (1)
    ------------------------------------                  -------------------------  ------------------------

    Christopher Briggs (2)                                100,000                    *
    616 Milwood Ave.
    Venice, CA  90921....................................
    Ali Moussavi (3)                                      0                          *
    7800 Oceanus Ave
    Los Angeles, CA  90046...............................
    Astor Capital, Inc.                                   2,289,987                  3%
    9595Wilshire Blvd. #700
    Beverly Hills, CA 90212
    Chris Mehringer                                       3,170,746                  4.2%
    10 NW 35th Street
    Miami, FL  33127.....................................
    Britannica Associates Limited                         11,125,477                 14.7%
    Omar Hodge Blvd., Third Floor
    Road Town, Tortola
    British Virgin Islands...............................
    Delta Capital Partners, Ltd.                          3,523,052                  4.7%
    60 Market Square, #364
    Belize City, Belize..................................
    Dana O'Connor                                         3,170,746                  4.2%
    570  N. Rossmore, #7112
    Los Angeles, CA  90004...............................
    Directors and executive officers as a
    group (2 persons).................................... 100,000                    *
    * Less than 1%.

(1) Under Rule 13d-3 under the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by that person (and only that person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership with respect to the number of shares of our common stock actually outstanding at April 4, 2007. As of April 4, 2007, we had 75,709,133 common shares, $.001 par value, outstanding.

(2)  Mr. Briggs serves as a director of the Company.

(3) Mr. Moussavi serves as President, Chief Executive Officer, Acting Chief Financial Officer of the Company, and Chairman of our Board of Directors.

Change In Control

We are not aware of any arrangement that might result in a change in control in the future.

Item 12. Certain Relationships and Related Transactions

In 2006, we issued an unsecured promissory note issued to Ali Moussavi for the amount of $32,500.00 U.S due on March 24, 2007. The maturity date of the note was verbally extended to December 31, 2007. The note is not convertible into securities.

There were no other reportable transactions within the last two years.

Item 13. Exhibits

Item Number    Footnote   Description
------------   --------   -----------

Exhibit 2.1    (1)        Stock Exchange Agreement dated April 17, 2001.

Exhibit 3.1    (2)        Certificate of Incorporation dated March 14, 2000.

Exhibit 3.2    (2)        Bylaws dated March 14, 2000.

Exhibit 3.3    (1)        Amendment to Certificate of Incorporation dated April
                          24, 2001.

Exhibit 10.1   (3)        Executive Employment Agreement with Chris Mehringer.

Exhibit 10.2   (3)        Office Lease.

Exhibit 10.3   (5)        Operating Agreement between NT Media Corp. of CA and
                          SU Productions, LLC dated April 9, 2004.

Exhibit 14.1   (4)        Code of Business Conduct and Ethics.

Exhibit 21.1   (6)        List of Subsidiaries.

Exhibit 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed as an exhibit to the Company's Current Report on Form 8-K filed on May 1, 2001.
(2) Filed as an exhibit to the Company's Registration Statement on Form SB-2 on June 1, 2000.
(3) Filed as an exhibit to the Company's Annual Report on Form 10-KSB filed on April 9, 2002.
(4) Filed as an exhibit to the Company's Annual Report on Form 10-KSB filed on April 14, 2004.
(5) Filed as an exhibit to the Company's Annual Report on Form 10-KSB filed on May 20, 2005.
(6) Filed as an exhibit to the Company's Annual Report on Form 10-KSB filed on May 19, 2006.

Item 14. Principal Accountant Fees and Services

The Board of Directors approved the engagement of AJ. Robbins, PC as our independent auditors through the year ended December 31, 2006.

Audit Fees

The aggregate fees billed by AJ. Robbins for the audit and review of our annual financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2006 and 2005, were approximately $57,384 and $57,480, respectively.

Audit-Related Fees

The aggregate fees billed by AJ. Robbins, PC for assurance and related services rendered by AJ. Robbins that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2006 and 2005, were approximately $0 and $0, respectively.

Tax Fees

The aggregate fees billed by AJ. Robbins, PC for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2006 and 2005, were approximately $0 and $6,438 respectively.

All Other Fees

No other fees were billed by AJ. Robbins, PC for the fiscal years ended December 31, 2006 and 2005.

Prior to engagement, the Board pre-approved all non-audit services performed by the independent auditor.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2007              NT MEDIA CORPORATION OF CALIFORNIA, INC.


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

Date: April 15, 2007              /s/ Christopher Briggs
                                  ----------------------------------------------
                                  Christopher Briggs, Director


Date: April 15, 2007              /s/ Ali Moussavi
                                  ----------------------------------------------
                                  Ali Moussavi, President, Chief Executive
                                  Officer, Chief Accounting Officer, Acting
                                  Chief Financial Officer and Director

                                AJ. ROBBINS, P.C.
                              216 SIXTEENTH STREET
                                    SUITE 600
                             DENVER, COLORADO 80202

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
NT Media Corp. of California, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheet of NT Media Corp. of California, Inc. and Subsidiaries (a development stage company) as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NT Media Corp. of California, Inc. and Subsidiaries as of December, 31 2006, and the consolidated results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has working and net capital deficiencies that raises substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
April 2, 2007

               NT Media Corp. of California, Inc. and Subsidiaries

                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                December 31, 2006

                        ASSETS

CURRENT ASSETS
    Cash and cash equivalents                             $       415
                                                           -----------

TOTAL CURRENT ASSETS                                      $       415
                                                           ===========


         LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                      $   229,545
    Accrued liabilities                                       351,599
    Accrued liabilities to related parties                    645,438
    Notes payable                                             647,000
    Notes payable related party                                56,394
    Convertible notes payable, related party                  917,800
    Accrued litigation settlement                             100,000

                                                           -----------
TOTAL CURRENT LIABILITIES                                   2,947,776


MINORITY INTEREST                                                   -

COMMITMENTS AND CONTINGENCIES                                       -

STOCKHOLDERS' (DEFICIT)
    Preferred stock, $0.001 par value, 5,000,000 shares
     authorized; 0 shares issued and outstanding                    -
    Common stock; $0.001 par value; 100,000,000 shares
     authorized; 68,109,133 shares issued and outstanding      68,109
    Deferred Compensation                                     (10,417)
    Additional paid-in capital                              2,191,867
    Deficit accumulated during the development stage       (5,196,920)

                                                           -----------
TOTAL STOCKHOLDERS' (DEFICIT)                              (2,947,361)
                                                           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)             $       415
                                                           ===========

          See accompanying notes to consolidated financial statements.

                          NT Media Corp. of California, Inc. and Subsidiaries

                                     (A Development Stage Company)
                                 Consolidated Statements of Operations

                                                           For the years ended        Cumulative from
                                                        --------------------------        June 4,
                                                        December 31,  December 31,  1999 (inception) to
                                                            2006          2005       December 31, 2006
                                                        ------------  ------------  -------------------

REVENUE                                                $          -  $        276  $           385,997
                                                        ------------  ------------  -------------------

COSTS AND EXPENSES
 General and administrative                                 414,789       190,887            4,221,190
 Depreciation and amortization                                    -           910              132,077
 Impairment of film costs                                    33,791        71,654              156,445
 Impairment of related party receivables                     35,383             -               35,383
 Inventory Write-down                                        24,820             -               24,820
 Loss on litigation settlement                                    -             -              100,000
                                                        ------------  ------------  -------------------
TOTAL COSTS AND EXPENSES                                    508,783       263,451            4,669,915
                                                        ------------  ------------  -------------------

(LOSS) FROM OPERATIONS                                     (508,783)     (263,175)          (4,283,918)

OTHER INCOME (EXPENSE)
 Interest income, related party                               2,084         4,168               23,154
 Interest expense                                           (90,492)      (93,374)            (257,633)
 Interest expense, related party                            (39,153)      (39,219)            (294,862)
 Loan fees                                                        -      (136,417)            (616,000)
 Debt forgiven                                                    -             -              290,595
 Legal fees forgiven                                              -             -               12,296
 Provision for common stock subscription receivable         (91,552)            -              (91,552)
                                                        ------------  ------------  -------------------
TOTAL OTHER INCOME (EXPENSE)                               (219,113)     (264,842)            (934,002)
                                                        ------------  ------------  -------------------

NET (LOSS) BEFORE MINORITY INTEREST
AND PROVISION FOR INCOME TAXES                             (727,896)     (528,017)          (5,217,920)

MINORITY INTEREST                                                 -        19,994               33,000
                                                        ------------  ------------  -------------------
NET (LOSS) BEFORE PROVISION
 FOR INCOME TAXES                                          (727,896)     (508,023)          (5,184,920)


PROVISION FOR INCOME TAXES                                    1,600         1,600               12,000
                                                        ------------  ------------  -------------------

NET (LOSS)                                             $   (729,496) $   (509,623) $        (5,196,920)
                                                        ============  ============  ===================

NET (LOSS) PER SHARE:
 BASIC AND DILUTED                                     $      (0.02) $      (0.01)
                                                        ============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
 BASIC AND DILUTED                                       47,957,530    38,402,241
                                                        ============  ============

          See accompanying notes to consolidated financial statements.

                                  NT Media Corp. of California, Inc. and Subsidiaries

                                             (A Development Stage Company)
                                   Consolidated Statements of Stockholders' (Deficit)
                           For the Period From June 4, 1999 (inception) to December 31, 2006

                                                                                   (Deficit)
                                                                       Common     accumulated
                                      Common stock      Additional     Stock      during the
                                  --------------------   paid-in    Subscription  development    Deferred
                                     Shares    Amount    capital     Receivable      stage     Compensation     Total
                                  ----------- -------- ----------- ------------- ------------ ------------- ------------

Balance at June 4, 1999
 (inception)                               -  $     -  $        -  $          -  $         -                $         -

Stock sales - June 4, 1999 at
 $0.003 per share                  6,341,492    6,341      13,659             -            -                     20,000
Stock sales - August 25, 1999 at
 $0.011 per share                  2,289,983    2,290      22,710             -            -                     25,000
Stock sales - October 12, 1999 at
 $0.022 per share                  8,987,424    8,988     191,012       (10,000)           -                    190,000
Net loss for the period from June
 4, 1999 (inception) December 31,
 1999                                      -        -           -             -      (65,583)                   (65,583)
                                  ----------- -------- ----------- ------------- ------------ ------------- ------------

Balance at December 31, 1999      17,618,899   17,619     227,381       (10,000)     (65,583)            -      169,417

Payment received on stock sale -
 February 1, 2000                          -        -           -        10,000            -                     10,000
Stock sales - April 19, 2000 at
 $0.057 per share                  4,403,792    4,404     245,596             -            -                    250,000
Stock sales - May 5, 2000 at
 $0.159 per share                  1,257,313    1,257     198,743             -            -                    200,000
Net loss                                   -        -           -             -     (810,463)                  (810,463)
                                  ----------- -------- ----------- ------------- ------------ ------------- ------------

Balance at December 31, 2000      23,280,004   23,280     671,720             -     (876,046)            -     (181,046)

Stock sales - April 4, 2001 at
 $0.097 per share                    719,996      720      68,762       (69,482)           -                          -
Reorganization of NT Media -
 April 17, 2001                    6,000,000    6,000      (6,000)            -            -                          -
Issuance of stock options -
 August 30, 2001                           -        -      19,500             -            -                     19,500
Net loss                                   -        -           -             -     (972,048)                  (972,048)
                                  ----------- -------- ----------- ------------- ------------ ------------- ------------

Balance at December 31, 2001      30,000,000   30,000     753,982       (69,482)  (1,848,094)            -   (1,133,594)

Net loss                                   -        -           -             -     (354,279)                  (354,279)
                                  ----------- -------- ----------- ------------- ------------ ------------- ------------

Balance at December 31, 2002      30,000,000   30,000     753,982       (69,482)  (2,202,373)            -   (1,487,873)

Stock sales - various dates at
 $0.038 per share                    695,000      695      25,889             -            -                     26,584
Stock sales - various dates at
 $0.053 per share                  4,120,000    4,120     212,181             -            -                    216,301
Stock sales - various dates at
 $0.06 per share                     392,500      393      23,157             -            -                     23,550
Stock sales - various dates at
 $0.068 per share                    350,000      350      23,275             -            -                     23,625
Stock sales - various dates at
 $0.09 per share                     325,000      325      28,925             -            -                     29,250
Stock sales - April 30, 2003 at
 $0.056 per share                     91,500       91       5,056             -            -                      5,147
Stock sales - May 1, 2003 at
 $0.071 per share                     80,000       80       5,620             -            -                      5,700
Stock sales - various dates at
 $0.075 per share                    350,000      350      25,900             -            -                     26,250
Stock sales - May 8, 2003 at
 $0.083 per share                     30,000       30       2,445             -            -                      2,475
Stock sales - May 9, 2003 at
 $0.086 per share                     80,000       80       6,820             -            -                      6,900
Stock sales - May 7, 2003 at
 $0.094 per share                     40,000       40       3,710             -            -                      3,750
Stock sales - May 19, 2003 at
 $0.105 per share                     50,000       50       5,200             -            -                      5,250
Stock sales - May 13 2003 at
 $0.12 per share                      18,750       19       2,231             -            -                      2,250
Stock sales - June 30, 2003 at
 $0.255 per share                     25,000       25       6,350             -            -                      6,375
Offering costs                             -        -     (48,476)            -            -                    (48,476)
Stock issued for services - July
 2, 2003 at $0.25 per share          100,000      100      24,900             -            -                     25,000
Net loss                                   -        -           -             -     (307,679)                  (307,679)
                                  ----------- -------- ----------- ------------- ------------ ------------- ------------

Balance at December 31, 2003      36,747,750   36,748   1,107,165       (69,482)  (2,510,052)            -   (1,435,621)

Stock sales - February 3, 2004 at
 $0.036 per share                    356,666      357      12,417             -            -                     12,774
Stock sales - April 23, 2004 at
 $0.15 per share                      20,000       20       2,980             -            -                      3,000
Stock sales - April 27, 2004 at
 $0.17 per share                      25,000       25       4,225             -            -                      4,250
Stock sales - May 26, 2004 at
 $0.14 per share                      30,000       30       4,170             -            -                      4,200
Stock sales - November 16, 2004
 at $0.571 per share                  97,900       98      55,863             -            -                     55,961
Stock sales - December 16, 2004
 at $0.639 per share                  74,684       74      47,613             -            -                     47,687
Offering costs                             -        -     (13,188)            -            -                    (13,188)
Stock issued for loan fees - June
 18, 2004 at $0.564 per share        750,000      750     422,250             -            -                    423,000
Stock issued for services - July
 2, 2004 at $0.90 per share          200,000      200     179,800             -            -                    180,000
Stock issued for services -
 August 10, 2004 at $0.85 per
 share                                10,000       10       8,490             -            -                      8,500
Issuance of warrants for services
 - August 10, 2004                         -        -      40,870             -            -                     40,870
Net loss                                   -        -           -             -   (1,447,749)                (1,447,749)
                                  ----------- -------- ----------- ------------- ------------ ------------- ------------

Balance at December 31, 2004      38,312,000   38,312   1,872,655       (69,482)  (3,957,801)            -   (2,116,316)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  NT Media Corp. of California, Inc. and Subsidiaries

                                             (A Development Stage Company)
                                   Consolidated Statements of Stockholders' (Deficit)
                           For the Period From June 4, 1999 (inception) to December 31, 2006
                                                      (Continued)

Balance at December 31, 2004      38,312,000  $38,312  $1,872,655  $    (69,482) $(3,957,801)     $      -  $(2,116,316)
Stock sales - July 13, 2005 at
 $.25 per share                      191,500      192      47,683                                                47,875
Offering costs                                             (4,786)                                               (4,786)
Net loss                                   -        -           -             -     (509,623)                  (509,623)
                                  ----------- -------- ----------- ------------- ------------ ------------- ------------

Balance at December 31, 2005      38,503,500   38,504   1,915,552       (69,482)  (4,467,424)            -   (2,582,850)

Stock issued for services - June
 12, 2006 at $.01 per share        2,500,000    2,500      22,500                                                25,000
Stock issued for conversion of
 note - June 16, 2006 at $.0071
 per share                         7,605,633    7,605      46,395                                                54,000
Stock issued for services - June
 16, 2006 at $.0061 per share      2,200,000    2,200      11,220                                                13,420
Stock issued for services - June
 20, 2006 at $.0061 per share        800,000      800       2,200                                                 3,000
Subscription Receivable Write-off                                        69,482                                  69,482
Stock issued for services - June
 12, 2006 at $.01 per share        2,500,000    2,500      22,500                                                25,000
Stock issued for services - June
 15, 2006 at $.0258 per share      2,500,000    2,500      62,000                                                64,500
Stock issued for services - June
 15, 2006 at $.004 per share       2,500,000    2,500       7,500                                                10,000
Stock issued for services - July
 15, 2006 at $.017 per share       3,000,000    3,000      48,000                                                51,000
Stock issued for services - Nov.
 15, 2006 at $.01 per share        1,000,000    1,000       9,000                                                10,000
Stock issued for services - Nov.
 15, 2006 at $.01 per share        1,000,000    1,000       9,000                                                10,000
Stock issued for services - Dec.
 4, 2006 at $.01 per share         1,000,000    1,000       9,000                                                10,000
Stock issued for services - Dec.
 4, 2006 at $.01 per share         2,000,000    2,000      18,000                                                20,000
Stock issued for services - Dec.
 27, 2006 at $.01 per share        1,000,000    1,000       9,000                                                10,000
Deferred stock-based compensation                                                                  (10,417)     (10,417)
Net loss                                                                            (729,496)                  (729,496)
                                  ----------- -------- ----------- ------------- ------------ ------------- ------------

Balance at December 31, 2006      68,109,133  $68,109  $2,191,867  $          -  $(5,196,920)     $(10,417)  (2,947,361)
                                  =========== ======== =========== ============= ============ ============= ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               NT Media Corp. of California, Inc. and Subsidiaries

                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                      For the years ended        Cumulative from
                                                                    ------------------------         June 4,
                                                                    December 31  December 31   1999 (inception) to
                                                                       2006         2005        December 31, 2006
                                                                    -----------  -----------   -------------------

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
 Net loss before minority interest                                 $  (729,496) $  (529,617)  $        (5,229,920)
 Adjustment to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization expense                                     -          910               132,077
   Impairment loss                                                      33,791       71,654               336,773
   Inventory write-down                                                 24,820            -                24,820
   Impairment of related party receivables                              35,383            -                35,383
   Operating expenses paid by reducing note receivable                       -            -                10,000
   Stock issued for services                                           241,503            -               455,003
   Stock issued for loan fees                                                -            -               423,000
   Stock options issued for services                                         -            -                60,370
   Legal fees forgiven                                                       -            -               (12,296)
   Debts forgiven                                                            -            -              (290,595)
   Provision for common stock subscription receivable                   89,468            -                89,468
 Changes in assets and liabilities:
  Interest receivable                                                        -       (4,168)              (19,986)
  Inventory                                                                  -        1,715               (24,820)
  Prepaid expenses                                                           -      106,061                     -
  Other assets                                                               -            -               (24,000)
  Litigation settlement                                                      -            -               100,000
  Accounts payable and accrued expenses                                136,538      182,205               819,887
  Accrued expenses, related party                                      132,718       51,515               602,016

                                                                    -----------  -----------   -------------------
Net cash (used in) operating activities                                (35,275)    (119,725)           (2,512,820)
                                                                    -----------  -----------   -------------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
 Notes receivable from officer                                               -            -               (45,048)
 Collection of notes receivable from officer                                 -            -                35,048
 Notes receivable, related parties                                           -            -               (50,000)
 Collection of notes receivable, related parties                             -            -                50,000
 Investment in property and equipment                                        -            -               (18,879)
 Investment in film costs                                                    -       (9,259)             (133,005)
 Investment in web site development costs                                    -            -              (292,968)

                                                                    -----------  -----------   -------------------
Net cash (used in) investing activities                                      -       (9,259)             (454,852)
                                                                    -----------  -----------   -------------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                      -       47,875             1,254,154
 Proceeds from equity investment of minority int                             -            -                33,000
 Payment of offering costs                                                   -       (4,786)              (66,450)
 Proceeds from notes payable                                            16,000       70,000               701,000
 Proceeds from note payable, related party                              34,443        4,000               251,285
 Payment of note payable, related party                                (15,700)           -              (122,702)
 Proceeds from issuance of convertible notes                                 -            -               917,800

                                                                    -----------  -----------   -------------------
Net cash provided by financing activities                               34,743      117,089             2,968,087
                                                                    -----------  -----------   -------------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                         (532)     (11,895)                  415

CASH AND CASH EQUIVALENTS,
 Beginning of period                                                       947       12,842                     -
                                                                    -----------  -----------   -------------------
CASH AND CASH EQUIVALENTS,
 End of period                                                     $       415  $       947   $               415
                                                                    ===========  ===========   ===================

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:

 Interest paid                                                     $         -  $         -   $             1,911
                                                                    ===========  ===========   ===================
 Income taxes paid                                                 $     1,600  $     1,600   $             4,000
                                                                    ===========  ===========   ===================

          See accompanying notes to consolidated financial statements.

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 1. NATURE OF BUSINESS

NT Media Corp. of California, Inc. ("NT Media" or "the Company") was incorporated in the State of Delaware on April 12, 2000. On April 17, 2001, in connection with a stock exchange agreement, NT Media acquired 100% of the outstanding common stock of eCast Media Corporation, Inc. ("eCast").

eCast was a production, aggregation, and distribution company, of on-and-offline content, the management of on-and-offline talent and literary clients, and strategic consulting services.

Due to losses and continued inability to generate significant revenue, the Company suspended eCast. NT Media also engaged in certain entertainment production and international business development activities independent of those previously conducted by eCast.

During the third quarter of 2004, the Company entered into an agreement with SU Productions, LLC to form a limited liability corporation named SU Distribution LLC ("SUD"). SUD is owned 51% by the Company and 49% by SU Productions LLC. During the fourth quarter of 2004, SUD completed production of the first three episodes of an adult-themed "direct to DVD" program entitled "Strippers Untamed." During 2006, management abandoned efforts to sell the DVDs and as result, impaired the remaining balance of capitalized film costs and the carrying value of the inventory, which totaled $58,611.

In August 2006, the Company optioned the production rights to three films. The screenplays are registered with the Writers Guild of America. All three options expired without being executed.

In August 2006, the Company announced plans to launch Multi-Platform digital media services. The platforms will include PCs, mobile devices, and digital TVs. In September the Company started to launch its Music Division, NT Music. NT Music will not be a traditional record label but focus on creating and acquiring musical content, and market and exclusively distribute such content through these new media outlets such as peer-to-peer, viral digital marketing, and mobile content and ring-tone sales. The Company also plans to re-launch its series "Real or Fake" which previously debuted on its Neurotrash Website and make it available for mobile content. The Company also plans to make its user-generated as well with consumer voting and contests. The Company took the first step in launching its Multi-Platform Digital Media Service by launching an online music store in March 2007.

In August of 2006, the Company announced the intent to produce the Hollywood House Party Series. The Company will make the series available for mobile media through its recent plans to provide multi-platform Digital Media services. The Company has also allocated a $500 prize for the best Hollywood House party Clip. The Company has received numerous clips and plans to display them upon the completion of the new website anticipated in the third quarter of 2007.

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

In September of 2006, the Company announced that it has signed with BANGO, PLC to sell and deliver NT Media's content to mobile customers worldwide. BANGO PLC is a London Stock Exchange traded company which was founded in 1999 to enable content providers to benefit from the opportunities presented by the mobile internet. The Company has continued its affiliation with BANGO PLC and the Company will utilize its mobile web services with the launch of its Mobile Platform anticipated in the third quarter of 2007.

In October of 2006, the Company announced that it has signed Mikey Mo "The MC" to its newly created music division. NT Music will focus on distributing Mikey Mo's music through digital musical distribution as well as mobile music content. The Company plans to distribute the music through digital media outlets such as peer-to-peer, viral digital marketing and mobile content. The Company also plans to make Mikey's Mo's music available through digital services such as Apple iTunes, Napster and MSN Music. The Company took the first step by launching an online music store in March 2007. The Company has also expanded the availability of Mikey Mo's music by also distributing it on Audio Lunchbox and Peer Impact. The main sources of revenues will be: online advertising, sale of content, music downloads, video downloads, ringtone sales and affiliate programs.

In November of 2006, the Company announced that it plans to distribute its music on iTunes, the digital download store from Apple, Napster and MSN Music and numerous other digital music stores, including mobile platforms and subscription services. The Company has continued in its efforts in making its website compatible with the various digital music stores.

In November of 2006, the Company announced that it has joined the iTunes Affiliate Program. Through the program NT Media's music division, NT Music, will generate commissions by purchases made through links to the iTunes store. The Company has continued its involvement with the iTunes Affiliate Program and will display the iTunes logo on its new music site.

In March of 2007, the Company launched an online music store featuring a comprehensive library of songs from major record labels for sale to consumers. The music catalogue includes more than 2 million songs from all four major record labels: Sony/BMG, Universal, EMI, and Warner, as well as some of the largest independent distributors like Orchard, IODA, and CD Baby.

In March of 2007, Company announced that it plans to distribute its music on Audio Lunchbox and Peer Impact.


NOTE 2. GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

America, which contemplate continuation of the Company as a going concern. As of and for the year ended December 31, 2006 the Company incurred a significant net loss, had an accumulated deficit and a working capital deficit. In addition, the Company was in default on some of its debt obligations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order for the Company to meet its financial obligations, it will continue to attempt to sell equity or incur debt, although there cannot be any assurance that the Company will be successful in doing so.

The Company plans to take advantage of the growth in the Mobile digital content and digital music distribution sectors through joint ventures. The Company intends to enter into agreements with consultants to assist the company in locating potential joint venture partners throughout the United States and abroad with concentration in Europe, the Middle East and China. The Company will attempt to enter into partnership agreements with other entities in order to manage some of the financial risk. The Company looks for development and production cycles which are relatively shorter in nature. The Company's ability to develop any project is principally dependent on its ability to raise capital to fund the project, which is very difficult due to its current financial condition and lack of history in the market. Accordingly, the Company is very limited in its ability to develop or produce projects that it finds are commercially appealing and financially viable.

The Company's current business operations are focused on the development, production and distribution of programming in the entertainment industry, including creating music platforms, skilled gaming in the United States and abroad and vertical social and professional network. The Company intends to continue to develop media and entertainment assets and channels going forward. However, the Company is also currently exploring business opportunities in the technology and sciences areas to augment the Company's primary line of business. To that end, the Company engages consultants from time to time to assist it in identifying and evaluating new technology business ventures that would be either complimentary or additive to the Company's operations. In the future, when the Company retains consultants it may compensate them in cash or equity. While the board of directors has not determined to acquire or invest in any new technology opportunities to date, it may in the future, seek to expand the Company's operations by engaging in acquisitions, joint ventures or strategic investments in technology ventures.

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

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

Minority Interest

The amount of minority interest represents the net capital of the minority member of SUD, including 49% of the net loss of SUD not to exceed the capital contributed by the minority member. The amount of loss during the year ended December 31, 2005 attributable to the minority member which exceeded its capital contribution was $18,933. The amount of loss during the year ended December 31, 2006 attributable to the minority member was $39,971.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year's presentation, none of which had an impact on total assets, stockholders' equity (deficit), net loss, or net loss per share.

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Inventory

Inventory consists of videocassettes and digital video disks ("DVDs") of the Company's non-theatrical production and its remaining carrying value of $24,820 was deemed impaired and a full allowance was recorded in 2006.

Equipment and Depreciation

Equipment is recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any reselling gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for consolidated financial statements purposes. During the year ended December 31, 2006, equipment consisting of computers was deemed obsolete and disposed of, and fully depreciated during 2005. Depreciation expense for the years ended December 31, 2006 and 2005 were $0 and $910, respectively.

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, deferred revenue, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

Revenue Recognition

Revenues are recognized on an accrual basis. Generally, revenues will be recognized when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured.

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

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release.

Capitalized film costs are stated at the lower of amortized cost or estimated fair value on an individual film basis. The valuation of investment in films is reviewed on a title-by-title basis, when an event or changes in circumstances indicated that the fair value of a film is less than its unamortized cost. The fair value of the film is determined using management's future revenue and cost estimates. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management's future revenue estimates. During 2006, in reviewing the ultimate revenue for the Company's films, it was determined that there was an impairment of its remaining unamortized capitalized film costs and an impairment loss in the amount of $33,791 was recognized. In 2005, impairment in the amount of $71,654 was recognized.

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

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

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

Stock Based Compensation

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment ("SFAS No. 123R"), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees , and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company would have accounted for its stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations. As of December 31, 2006, the Company does not have any qualified or non-qualified stock option plans, nor did it grant any stock options during the years ended December 31, 2006 and 2005.

Advertising Costs

Advertising and sales promotion costs are expensed as incurred. Advertising expenses were $0 and $12,358, for the years ended December 31, 2006 and 2005, respectively.

Earnings per Common Share

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive. There were no outstanding warrants and options outstanding at December 31, 2006 and 2005.

Stock Based Compensation to Other than Employees

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and the conclusions reached by the Emerging Issues Task Force in Issue No. 96- 18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18"). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Recently Issued Accounting Pronouncements

The Company has adopted all accounting pronouncements effective before December 31, 2006, which are applicable to the Company.

In June 2006, the Emerging Issues Task Force issued EITF No.06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) ("EITF No.06-3"), which clarifies diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to this Issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption EITF No.06-03 will have on its financial statements.

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--An Interpretation of FASB Statement No. 109 ("FIN No. 48"), which became effective for the Company on January 1, 2007. This interpretation clarifies the accounting for income tax benefits that are uncertain in nature. Under FIN No. 48, a company will recognize a tax benefit in the financial statements for an uncertain tax position only if management's assessment is that its position is "more likely than not" (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. This accounting interpretation also provides guidance on measurement methodology, derecognition thresholds, financial statement classification and disclosures, interest and penalties recognition, and accounting for the cumulative-effect adjustment. The new interpretation is intended to provide better financial statement comparability among companies.

Required annual disclosures include a tabular reconciliation of unrecognized tax benefits at the beginning and end of the period; the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate; the amounts of interest and penalties recognized in the financial statements; any expected significant impacts from unrecognized tax benefits on the financial statements over the subsequent 12-month reporting period; and a description of the tax years remaining to be examined in major tax jurisdictions. FIN No. 48 is effective for fiscal years beginning on or after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption of FIN No. 48 will have on its financial statements.

In  September  2006,  the  Securities  and  Exchange   Commission  issued  Staff
Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company adopted the bulletin during 2006. The adoption did not have a material effect on its consolidated results of its operations, financial position, or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements ." This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any; the adoption of this statement will have on the financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-An amendment of FASB Statements No. 87, 88, 106, and 132(R)". One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

In December 2006, the FASB issued FSP EITF 00-19-2, "Accounting for Registration Payment Arrangements." This FASB Staff Position ("FSP") addresses an issuer's accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies . The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities , and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity , and FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others , to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles ("GAAP") without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Early adoption of this FSP for interim or annual periods for which financial statements or interim reports have not been issued is permitted. The Company has chosen to adopt this FSP early.

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 4. NOTES PAYABLE

On March 31, 2003, the Company obtained a note payable in the amount of $15,000 at an interest rate of 12% per year. Principal and interest were due on September 30, 2003 or upon the Company raising additional funds of more than $100,000, whichever occurs first. $14,000 of principal was converted into 1,971,831 shares of the Company's common stock on June 15, 2006. The unpaid balance is $1,000.

On August 27, 2003, the Company obtained a note payable in the amount of $30,000 at an interest rate of 12%, due on November 1, 2003 or upon the Company raising additional funds of more than $75,000. The note was converted into 4,225,352 shares of the Company's common stock on June 15, 2006. In connection with this loan, the Company paid $3,000 of loan fees to Astor Capital, Inc. ("Astor"), a related party entity which owns approximately 3.3% of the Company's outstanding common stock and is a California corporation of which Ali Moussavi, the Company's President, is the Manager/Partner and 50% owner. Effective interest, which includes loan fees, was 42%.

On March 22, 2004, the Company obtained a note payable in the amount of $100,000 with interest at the rate of 10% per year. The note was due on March 22, 2005 or upon the Company raising additional funds of $100,000, whichever occurs first and has been extended by mutual consent. In connection with this loan, the Company paid loan fees of $10,000 to Astor. The loan fee was recorded as a prepaid expense and has been amortized over the one-year term of the loan.

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

On June 30, 2004, the Company obtained a note payable in the amount of $200,000 with interest at the rate of 10% per year. The note was due on September 17, 2004 or upon the Company raising additional funds of $100,000, whichever occurs first, and has been extended by mutual consent. In connection with this loan, the Company paid loan fees of 150,000 shares of its common stock to the lender and $20,000 to Astor. The shares were valued at the market price of the common

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

stock on June 30, 2004 of $0.90 per share, for a total of $135,000. The loanfees were recorded as a prepaid expense and were amortized over the term of the loan.

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

On March 22, 2005, the Company obtained a note payable in the amount of $50,000 with interest at the rate of 10% per year. The note was due on or before June 30, 2006 and is past due. On June 15, 2006, $10,000 of principle was converted into 1,408,450 shares of the Company's common stock. The remaining balance is $40,000.

On September 12, 2005, the Company obtained a note payable in the amount of $20,000 with interest at the rate of 12% per year. The note was due on or before October 31, 2005, and is past due. In connection with this note payable the Company is required to issue 100,000 common shares in payment of loan fees. The shares have not been issued..

In December 2006, the Company obtained two notes payable, $6,000 and $10,000, from the same party totaling with interest at the rate of 10% per year for each note. The notes are due on June 1, 2007 and June 6, 2007 repectively.


NOTE 5. CONVERTIBLE NOTES PAYABLE

As of December 31, 2006, the Company had $287,200 of 6% subordinated convertible notes outstanding to a shareholder who owned 5.1% of the issued and outstanding stock of the Company as of December 31, 2006. All notes are convertible to common shares, $0.001 par value, at a conversion price that equals the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company's securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes be converted on the sixth and seventh year of their anniversary date or are due and payable in the event that the Company's shares of common stock are not publicly traded. The notes must be converted during 2007. All of the notes are classified as a current liability at December 31, 2006. The proceeds were primarily used for operating activities as well as for investing in Web site development. Interest expense accrued for the periods ended December 31, 2006 and 2005, totaled $17,232 and $17,232, respectively. As of December 31, 2006, interest accrued on convertible notes totaled $101,635.

During 2006, notes totaling $200,000 and $8,100 reached their six and five year maturity dates, respectively. These notes were extended for an additional period of one year under the same terms and conditions.

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 6. NOTES PAYABLE - RELATED PARTY

On February 26, 2004, the Company borrowed $30,000 from the President and Chief Executive Officer of Universal Detection Technology (UDT). This President and Chief Executive Officer is an affiliate of the Company's President / Director and a director of eCast. The note payable bears interest at a rate of 5% per year and was due May 26, 2004. Payments of $18,049 were made through December 31, 2006 and the balance of $11,951 was repaid in January 2007.

On January 28 and February 4, 2004, the Company borrowed $2,000 and $4,000, respectively from Astor. The notes are non-interest bearing and are due on demand.

On November 17, 2005, the Company borrowed in the amount of $4,000 from its President having no stated interest rate. The note is due and payable on or before November 17, 2006 and has been extended to December 31, 2007.

On March 24, 2006, the Company borrowed $32,500 from its President having no stated interest rate. The note is due on or before March 24, 2007 and has been extended to December 31, 2007.

On May 2, 2006 the Company borrowed $100 and $1,020 from the President of the Company. Both of the notes were due August 2, 2006 and bear no interest. These notes were repaid in January 2007.

On July 18, 2006 the company borrowed $300 from a related party with no interest. The note is due August 7, 2007.

On August 7, 2006 the Company borrowed $523 from the President of the Company with no interest. The note is due August 7, 2007.


NOTE 7. CONVERTIBLE NOTES - RELATED PARTY

As of December 31, 2006, the Company had $630,600 of 6% subordinated convertible notes outstanding. The notes are due to a related party who owned an aggregate of 16.3% of the issued and outstanding stock of the Company as of December 31, 2006. All notes are convertible to common shares, $0.001 par value, at a conversion price that equals the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company's securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes be converted on the sixth and seventh year of their anniversary date or are due and payable in the event that the Company's shares of common stock are not publicly traded. All of the notes must be converted during 2007. All of these notes are classified as a current liability at December 31, 2006. The proceeds were primarily used for operating activities as well as for investing in Web site development. Interest expense for the periods ended December 31, 2006 and 2005 was $37,836 and $37,836,

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

respectively. As of December 31, 2006, interest accrued on convertible notes totaled $222,095.

During 2006, convertible notes as described above totaling $210,000 and $391,000 reached their six year and five year maturity date, respectively. These notes were extended for an additional period of one year under the same terms and conditions.


NOTE 8. INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 2006 and 2005 differs from the computed expected provision (benefit) at the federal statutory rate for the following reasons:

                                                        2006            2005
                                             --------------------------------

Computed expected income tax provision
(benefit)                                         ($247,000)      ($194,000)

Impairment of film costs                              11,000          28,000

Impairment of Inventory
                                                       8,000               -

Impairment of related party receivables               42,000
                                                                           -

Net operating loss carryforward increased            186,000         167,000

Non-deductible meals and entertainment                               (1,000)
                                                           -
                                             --------------------------------

Income tax provision (benefit)                       $     -         $     -
                                             ================================

The components of the deferred tax assets and (liabilities) as of December 31, 2006 were as follows:

Deferred tax assets:
Net operating loss carryforward              $  1,531,000
Less valuation allowance                       (1,531,000)
                                             -------------

Net deferred tax liability                   $          -
                                             =============

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The components of the deferred tax (expense) benefit were as follows for the years ended December 31, 2006 and 2005:

                                                   2006                  2005
                                   ------------------------------------------

Increase in net operating loss
carryforward                            $      200,000       $       167,000
Change in valuation allowance                 (200,000)             (167,000)
                                   ------------------------------------------

Income tax provision (benefit)          $            -       $             -
                                   ==========================================

As of December 31, 2005, the Company has net operating loss carryforwards available to offset future taxable income of approximately $4,186,000 expiring beginning in 2020

NOTE 9. COMMITMENTS AND CONTINGENCIES

Starting  in 2006,  the  Company  has been using the  offices  of the  Company's
President at no cost, which is expected to continue until adequate funds are available. Rent expense was $0 and $6,000 for the years ended December 31, 2006 and 2005, respectively.

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

NOTE 10. STOCKHOLDERS' DEFICIT

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

During 2005, 191,500 shares were sold for gross proceeds of $47,875. The Company paid offering costs of $4,786 to an unrelated party resulting in net proceeds of $43,089.

On June 12, 2006 the Company entered into an agreement with a related party to provide consulting services over a one year period for 2,500,000 shares of common stock under the consultant stock plan valued at $25,000, the fair market value of the shares on the date of the agreement. The shares were issued in July 2006. The unamortized deferred compensation balance is $10,417 at December 31, 2006.

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

On June 16, 2006, 7,605,633 shares were issued to repay $54,000 of notes payable. The shares were valued at $54,000, the fair market value of the shares on the date of the agreement.

On June 19, 2006, 2,200,000 shares were issued in payment for consulting services. These shares were valued at $13,420, the fair market value of the shares on the date of the agreement.

On June 20, 2006 the Company issued 800,000 shares of common stock to a consultant for past services rendered. These shares were valued at $3,000, the fair market value of the shares on the date of the agreement.

On June 29, 2006 the Company adopted a 2006 Consultant Stock Plan (the "Stock Plan") authorizing the Company to issue or grant up to 25,000,000 shares of Common Stock of the Company (the "Shares") to persons providing consulting services to the Company. On July 6, 2006 the company filed a Registration Statement on Form S-8 registering the Shares with the SEC. As of February 2007, the Company has issued 24,600,000 Shares under the Stock Plan.

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

On July 20, 2006, the Company issued 2,500,000 Shares of common stock under the consultant stock plan to settle a $2,000 liability and to pay for services performed valued at $62,500, the fair market value of the shares on the date of the agreement.

On July 24, 2006 the Company entered into an agreement with a consultant to provide services for $10,000, which was paid through the issuance of 2,500,000 shares of common stock under the consultant stock plan.

On November 20, 2006 the Company entered into an agreement with two consultants to provide services for an aggregate of $20,000, which was paid through the issuance of 2,000,000 shares of common stock under the consultant stock plan.

On December 5, 2006 the Company entered into an agreement with two consultants to provide services for an aggregate of $30,000, which was paid through the issuance of 3,000,000 shares of common stock under the consultant stock plan.

On December 28, 2006 the Company entered into an agreement with consultant to provide services for $10,000, which was paid through the issuance of 1,000,000 shares of common stock under the consultant stock plan.

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 11. RELATED PARTY TRANSACTIONS

Astor Capital, Inc.

On October 1, 2002, the Company engaged Astor as its investment banker and advisory services consultant. During June 2003, the agreement with Astor was amended and extended through June 2004. The new agreement called for monthly payments of $25,000 to Astor in addition to payments of 10% of all debt and equity raised. The agreement was terminated on January 12, 2005. The Company did not pay Astor consulting, loan or placement fees for the years ended December 31, 2006 and 2005. The Company has an accrued balance payable to Astor of $309,677 as of December 31, 2006.

Riddle Records, Inc.

During the third quarter of 2004, the Company abandoned its plan to complete production of project entitled "Rap Battle". As a result of this decision, the Company sold its interest in this project to Riddle Records, Inc., a related party, in exchange for the reimbursement of all of the Company's production costs incurred to date, which totaled $12,717. Due to limited operations of Riddle Records, the Company has recorded an allowance for doubtful account as of December 31, 2006.


NOTE 12. LITIGATION

The Company is subject to various claims covering a wide range of matters that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

During 2002, the Company's subsidiary settled a lawsuit with its prior landlord in the amount of $100,000. As of December 31, 2006 the balance due for the settlement had not been paid and is reflected as a current liability in the accompanying consolidated balance sheet.

Management is aware of a threatened litigation matter involving the nonpayment of certain legal fees. The claim for this matter is approximately $9,000.


NOTE 13. SUBSEQUENT EVENTS

On January 2, 2007, the Company issued a promissory note for $16,000 received from an unrelated party. The note carries a 10% per annum interest and is due on July 2, 2007.

On March 1, 2007, the Company issued a promissory note for $25,000 received from an unrelated party. The note carries a 10% per annum interest and is due on September 1, 2007.

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

On April 2, 2007, the Company issued a promissory note for $30,000 received from an unrelated party. The note carries a 10% per annum interest and is due on October 2, 2007.

On February 23, 2007, the Company entered into an agreement with an outside party to provide consulting services over a 90 day period for 3,800,000 shares of common stock valued at $41,800 the fair market value of the shares on the date of the agreement.

During February, 2007, the Company entered into an agreement with an outside party to provide consulting services over a 90 day period for 3,800,000 shares of common stock valued at $41,800 the fair market value of the shares on the date of the agreement.

During January, 2007, the Company borrowed $61 from its President with no interest.

During February, 2007, the Company borrowed $65 from its President with no interest.

During February, 2007, the Company borrowed $35,000 from a related party with no interest. The note was paid in April of 2007.