Form 10QSB
period 2007-03-31
NT MEDIA CORP OF CALIFORNIA INC
filed 2007-05-15
CIK 318622

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 2007

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ___ to ____

                         Commission File Number 0-31012

                       NT MEDIA CORP. OF CALIFORNIA, INC.
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                             94-3357128
---------------------------------                            -------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

          7800 OCEANUS DRIVE
        LOS ANGELES, CALIFORNIA                                         90046
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

                    Issuer's telephone number: (323) 445-4833


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Number of shares outstanding as of May 9, 2007: 75,709,133 common shares.

Transitional Small Business Disclosure Format: Yes [_] No [X]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2007
                                   (UNAUDITED)


         ASSETS

CURRENT ASSETS
        Cash and cash equivalents ..............................    $        37
                                                                    -----------
TOTAL CURRENT ASSETS ...........................................    $        37
                                                                    ===========

         LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
        Accounts payable .......................................    $   228,191
        Accrued liabilities ....................................        272,199
        Accrued liabilities to related parties .................        759,762
        Notes payable ..........................................        688,000
        Notes payable related party ............................         53,619
        Convertible notes payable, related party ...............        917,800
        Accrued litigation settlement ..........................        100,000
                                                                    -----------
TOTAL CURRENT LIABILITIES ......................................      3,019,571

MINORITY INTEREST ..............................................           --

COMMITMENTS AND CONTINGENCIES ..................................           --

STOCKHOLDERS' (DEFICIT)
        Preferred stock, $0.001 par value, 5,000,000
          shares authorized; 0 shares issued and outstanding ...           --
        Common stock; $0.001 par value; 100,000,000
          shares authorized; 75,709,133 shares
          issued and outstanding ...............................         75,709
        Deferred Compensation ..................................        (54,327)
        Additional paid-in capital .............................      2,267,867
        Deficit accumulated during the development
        stage ..................................................     (5,308,783)

                                                                    -----------
TOTAL STOCKHOLDERS' (DEFICIT) ..................................     (3,019,534)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) ..................    $        37
                                                                    ===========

               NT Media Corp. of California, Inc. and Subsidiaries
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                                                            CUMULATIVE
                                                                                           FROM JUNE 4,
                                                                                              1999
                                                           THREE MONTHS ENDED MARCH 31,    (INCEPTION)
                                                           ----------------------------    TO MARCH 31,
                                                               2007            2006            2007
                                                           ------------    ------------    ------------
REVENUE ................................................   $       --      $       --      $    385,997
                                                           ------------    ------------    ------------
COSTS AND EXPENSES
      General and administrative .......................         77,548           4,632       4,298,738
      Depreciation and amortization ....................           --              --           132,077
      Impairment of film costs .........................           --              --           156,445
      Impairment of related party receivables ..........           --              --            35,383
      Inventory Write-down .............................           --              --            24,820
      Loss on litigation settlement ....................           --              --           100,000

                                                           ------------    ------------    ------------
TOTAL COSTS AND EXPENSES ...............................         77,548           4,632       4,747,463
                                                           ------------    ------------    ------------

LOSS FROM OPERATIONS ...................................        (77,548)         (4,632)     (4,361,466)

OTHER INCOME (EXPENSE)
      Interest income, related party ...................           --             1,042          23,154
      Interest expense .................................        (19,748)        (19,296)       (277,381)
      Interest expense, related party ..................        (13,767)        (13,767)       (308,629)
      Loan fees ........................................           --              --          (616,000)
      Debt forgiven ....................................           --              --           290,595
      Legal fees forgiven ..............................           --              --            12,296
      Provision for common stock subscription receivable           --              --           (91,552)

                                                           ------------    ------------    ------------
TOTAL OTHER INCOME (EXPENSE) ...........................        (33,515)        (32,021)       (967,517)
                                                           ------------    ------------    ------------

NET (LOSS) BEFORE MINORITY INTEREST
      AND PROVISION FOR INCOME TAXES ...................       (111,063)        (36,653)     (5,328,983)

MINORITY INTEREST ......................................           --              --            33,000

NET (LOSS)  BEFORE PROVISION
      FOR INCOME TAXES .................................       (111,063)        (36,653)     (5,295,983)

PROVISION FOR INCOME TAXES .............................            800            --            12,800
                                                           ------------    ------------    ------------

NET (LOSS) .............................................   $   (111,863)   $    (36,653)   $ (5,308,783)
                                                           ============    ============    ============

NET (LOSS) PER SHARE:

      BASIC AND DILUTED ................................   $      (0.00)   $      (0.00)
                                                           ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
      BASIC AND DILUTED ................................     71,083,046      38,503,500
                                                           ============    ============

               NT Media Corp. of California, Inc. and Subsidiaries
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                             CUMULATIVE
                                                            THREE MONTHS ENDED MARCH 31,    FROM JUNE 4,
                                                            ----------------------------        1999
                                                                                           (INCEPTION) TO
                                                                2007            2006        MARCH 31,2007
                                                            ------------    ------------    ------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
  Net loss before minority interest .....................   $   (111,863)   $    (36,653)   $ (5,341,783)
  Adjustment to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization expense .............           --              --           132,077
      Impairment loss ...................................           --              --           336,773
      Inventory write-down ..............................           --              --            24,820
      Impairment of related party receivables ...........           --              --            35,383
      Operating expenses paid by reducing note receivable           --              --            10,000
      Stock issued for services .........................         39,690            --           494,693
      Stock issued for loan fees ........................           --              --           423,000
      Stock options issued for services .................           --              --            60,370
      Legal fees forgiven ...............................           --              --           (12,296)
      Debts forgiven ....................................           --              --          (290,595)
      Provision for common stock subscription receivable            --              --            89,468
  Changes in assets and liabilities:
    Interest receivable .................................           --            (1,042)        (19,986)
    Inventory ...........................................           --              --           (24,820)
    Other assets ........................................           --              --           (24,000)
    Litigation settlement ...............................           --              --           100,000
    Accounts payable and accrued expenses ...............           (374)        (22,190)        819,513
    Accrued expenses, related party .....................         33,944          26,817         635,960
                                                            ------------    ------------    ------------
Net cash (used in) operating activities .................        (38,603)        (33,068)     (2,551,423)
                                                            ------------    ------------    ------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
      Notes receivable from officer .....................           --              --           (45,048)
      Collection of notes receivable from officer .......           --              --            35,048
      Notes receivable, related parties .................           --              --           (50,000)
      Collection of notes receivable, related parties ...           --              --            50,000
      Investment in property and equipment ..............           --              --           (18,879)
      Investment in film costs ..........................           --              --          (133,005)
      Investment in web site development costs ..........           --              --          (292,968)
                                                            ------------    ------------    ------------
Net cash (used in) investing activities .................           --              --          (454,852)
                                                            ------------    ------------    ------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
      Proceeds from issuance of common stock ............           --              --         1,254,154
      Proceeds from equity investment of minority int ...           --              --            33,000
      Payment of offering costs .........................           --              --           (66,450)
      Proceeds from notes payable .......................         41,000            --           742,000
      Proceeds from note payable, related party .........         35,276          32,500         286,561
      Payment of note payable, related party ............        (38,051)           --          (160,753)
      Proceeds from issuance of convertible notes .......           --              --           917,800
                                                            ------------    ------------    ------------
Net cash provided by financing activities ...............         38,225          32,500       3,006,312
                                                            ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS ..................................           (378)           (568)             37

CASH AND CASH EQUIVALENTS,
      Beginning of period ...............................            415             947            --
                                                            ------------    ------------    ------------
CASH AND CASH EQUIVALENTS,

      End of period .....................................   $         37    $        379    $         37
                                                            ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF
      CASH FLOW INFORMATION:

      Interest paid .....................................   $       --      $       --      $      1,911
                                                            ============    ============    ============
      Income taxes paid .................................   $       --      $       --      $      4,000
                                                            ============    ============    ============

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 1.  BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by NT Media Corp. of California, Inc. and Subsidiary (the "Company"), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto include on Form 10-KSB for the period ended December 31, 2006. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year's presentation, none of which had an impact on total assets, stockholders' equity (deficit), net loss, or net loss per share.

NOTE 2.  GOING CONCERN AND MANAGEMENT'S PLAN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of and for the period ended March 31, 2007, the Company incurred a net loss, had an accumulated deficit, and had a working capital deficit. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

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

NOTE 3.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting standard Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement and is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect, if any, of this pronouncement on the Company's financial statements.

NOTE 4.  NOTES PAYABLE RELATED PARTY

In January, 2007, the Company borrowed $61 from its President having no stated interest rate.

In February, 2007, the Company borrowed $65 from its President having no stated interest rate. This note was due on or before August 22, 2007, but has been extended to December 31, 2007.

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

In February, 2007, the Company borrowed $35,000 from a related party with no stated interest rate. This note was fully repaid in April, 2007.

In March, 2007, the Company borrowed $150 from its President having no stated interest rate. This note is due on or before March 29, 2008.

NOTE 5.  NOTES PAYABLE

On January 2, 2007, the Company issued a note payable in the amount of $16,000 with an interest rate of 10% per annum. This note is due on or before July 2, 2007.

On March 1, 2007, the Company issued a note payable in the amount of $25,000 with an interest rate of 10% per annum. This note is due on or before September 1, 2007.

NOTE 6.  CONVERTIBLE NOTES PAYABLE - RELATED PARTY

As of March 31, 2007, the Company had outstanding convertible notes of $917,800 with two shareholders, with $287,200 and $630,600 of 6% subordinated convertible notes outstanding to shareholders who owned 5% and 15%, respectively of the issued and outstanding stock of the Company as of March 31, 2007. All notes are convertible to common shares, $0.001 par value, at a conversion price that equals the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company's securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes be converted on the extended due dates or are due and payable in the event that the Company's shares of common stock are not publicly traded. All of these notes are classified as a current liability at March 31, 2007, and must be converted within one year. The proceeds were primarily used for operating activities as well as for investing in Web site development. Interest expense accrued for the periods ended March 31, 2007 and 2006 totaled $13,767 and $13,767, respectively. As of March 31, 2007, interest accrued on convertible notes totaled $337,497.

During the period ended March 31, 2007, convertible notes as described above totaling $237,900 reached their maturity date. These notes were extended for an additional period of one year under the same terms and conditions.

NOTE 7.  EARNINGS PER SHARE

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the, numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is anti-dilutive. There were no warrants and options outstanding at March 31, 2007 and 2006.

NOTE 8.  STOCKHOLDERS' EQUITY

On February 23, 2007, the Company entered into two agreements with outside parties to provide consulting services over a 90 day period for an aggregate of 7,800,000 shares of common stock under the consultant stock plan valued at $83,600, the fair market value of the shares on the date of the agreement.

NOTE 9.  SUBSEQUENT EVENTS

On April 2, 2007, the Company issued a promissory note for $30,000 received from an unrelated party. The note carries a 10% per annum interest rate and is due on or before October 2, 2007.

On April 13, 2007, the Company issued a promissory note for $20,000 received from an unrelated party. The note carries a 10% per annum interest rate and is due on or before October 13, 2007.

On April 25, 2007, the Company issued a promissory note for $10,000 received from an unrelated party. The note carries a 10% per annum interest rate and is due on or before October 25, 2007.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

THE INFORMATION IN THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING STATEMENTS REGARDING OUR CAPITAL NEEDS, BUSINESS PLANS AND EXPECTATIONS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES REGARDING THE MARKET PRICE OF GOLD, AVAILABILITY OF FUNDS, GOVERNMENT REGULATIONS, COMMON SHARE PRICES, OPERATING COSTS, CAPITAL COSTS, OUTCOMES OF GOLD RECOVERY ACTIVITIES AND OTHER FACTORS. FORWARD-LOOKING STATEMENTS ARE MADE, WITHOUT LIMITATION, IN RELATION TO OPERATING PLANS, PROPERTY EXPLORATION AND GOLD RECOVERY ACTIVITIES, AVAILABILITY OF FUNDS, ENVIRONMENTAL RECLAMATION, OPERATING COSTS AND PERMIT ACQUISITION. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACTS MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECT", "PLAN", "INTEND", "ANTICIPATE", "BELIEVE", "ESTIMATE", "PREDICT", "POTENTIAL" OR "CONTINUE", THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING THESE STATEMENTS, YOU SHOULD CONSIDER VARIOUS FACTORS, INCLUDING THE RISKS OUTLINED BELOW, AND, FROM TIME TO TIME, IN OTHER REPORTS WE FILE WITH THE SEC. THESE FACTORS MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT. WE DISCLAIM ANY OBLIGATION TO PUBLICLY UPDATE THESE STATEMENTS, OR DISCLOSE ANY DIFFERENCE BETWEEN ITS ACTUAL RESULTS AND THOSE REFLECTED IN THESE STATEMENTS. THE INFORMATION CONSTITUTES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS.

OVERVIEW

We primarily are engaged in the business of developing, producing and distributing programming for the entertainment industry. We are pursuing the development of independent feature films and production of direct to home viewing programs. We also continue to explore new opportunities that may emerge.

Obtaining outside financing will continue to be necessary to meet the Company's anticipated working capital needs for the foreseeable future. We anticipate that the Company's major stockholders will make capital investments or loans of convertible debt to pay the Company's operating expenses for the foreseeable future but, we cannot assure you that they will commit to making the necessary capital investments or loans. Given the Company's current financial position, for the immediate future, we expect to operate the Company's current lines of business under strict budgetary constraints in order to keep operating expenses as low as possible until new core businesses are acquired. We will attempt to negotiate extensions of the Company's debt obligations or negotiate for the conversion of some or all of the Company's debt into equity, however, there can be no assurances that we will be successful.

PLAN OF OPERATIONS

The Company plans to take advantage of the growth in the mobile digital content and digital music distribution sectors through joint ventures. Over the last several months, the Company has joined the affiliate programs of Apple's iTunes, Bango PLC, Blockbuster, and Shelter From The Store Records. These deals have given NT Media a foothold in the fast growing digital media space. Areas that we see the most growth potential are different music platforms, skilled gaming in the U.S. and abroad and vertical social and professional networking. The Company anticipates to have cash requirements of approximately $4.2 million in the next 12 months, the bulk of which would be put toward the repayment of notes that would be due and servicing our debt. The remainder will be used for marketing and professional services and personnel. We expect to raise the said funds through private placements of debt and equity throughout the year, but there can be no assurance that we will be successful in such endeavors.

Over the next twelve-month period, we anticipate needing the following operating capital amounts, broken down as follows:

Purpose                                                                 Amount
                                                                      ----------
Growth Capital for Acquired Subsidiaries .......................      $  500,000
Additional Employees ...........................................      $  100,000
Marketing and Public Relations Campaigns .......................      $  300,000
Participation in Industry and Trade Functions ..................      $   50,000
Ongoing Operations .............................................      $  300,000
Capital needed for total amount of convertible
  notes reaching maturity (unless notes are extended) ..........      $  918,000
Capital needed for total amount of notes payable
  reaching maturity (unless notes are extended) ................      $  742,000
Capital needed to pay accounts payable and accrued
  expenses owing ...............................................      $1,260,000

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

LIQUIDITY AND SOURCES OF CAPITAL

We have incurred operating losses since inception. As of March 31, 2007, we had an accumulated deficit of $5,308,783. At March 31, 2007, we had $37 in cash or cash equivalents and a net working capital deficit of $3,019,534

During the last three years, both the Company and its wholly-owned subsidiary, eCast Media Corporation, Inc. ("eCast"), have been dependent on borrowed or invested funds in order to finance their ongoing operations. As of March 31, 2007, eCast owed $620,000 in outstanding debt represented by 6% convertible notes and the Company owed $297,800 in outstanding debts represented by 6% convertible notes. These notes were issued to two of the Company's major stockholders. The entire balance of $917,800 is now classified as current liabilities. During the three months ended March 31, 2007, we borrowed a total of $35,276 from the Company's President and a related party through non-interest bearing notes, of which $25,000 was repaid during the quarter covered by this report and an additional $10,000 was repaid shortly thereafter. We also issued two notes totaling $41,000 to an unrelated party during the quarter covered by this report to fund operating and financing needs. We anticipate we will continue borrowing funds or obtain additional equity financing to provide the Company working capital.

The audit report of the Company's independent registered public accounting firm for the year ended December 31, 2006 includes a "going concern" explanation. In the auditor's opinion, the Company's limited operating history and the accumulated net deficit as of December 31, 2006, raised substantial doubt about the Company's ability to continue as a going concern. We require $2,920,000 in capital over the next twelve months to pay off accounts payable and accrued expenses, and the convertible notes and notes payable reaching maturity unless we are able to obtain additional extensions.

Due to our limited cash flow, operating losses and intangible assets, it is unlikely that we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from our major stockholders and other outside sources in order to fund our current operations. If these outside sources are unwilling or unable to provide necessary working capital to us, we will probably not be able to sustain our operations. We have no written agreements or contractual obligations in place which would require our outside sources to continue to finance our operations. The NT Media and eCast notes are voluntarily convertible when our or eCast's securities (as the case may be) are trading publicly and the underlying stock of the convertible notes have been registered with the SEC and declared effective. If they remain unpaid, the notes will automatically convert to common stock on the fifth anniversary of their respective issuances. Unless extended, the current outstanding convertible notes will convert during 2007 and 2008 to common stock with a fair market value in the total amount of $917,800.

As of March 31, 2007, we are using the offices of the Company's President, Ali Moussavi, at no cost, as the Company's office. We expect to maintain this arrangement until adequate funds are available to lease an office. If adequate funds do not become available, management believes that its officers and directors will contribute capital amounts necessary to fund the Company's ongoing expenses; however, the Company's officers and directors are under no obligation to do so. If we are unable to pay the Company's debt as it becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of the Company's initiatives and will be forced to consider steps that would protect the Company's assets against creditors.

CRITICAL ACCOUNTING POLICIES

There were no critical accounting policies that by the nature of the estimates or assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change.

ITEM 3.  CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. The evaluation was carried out by our Chief Executive Officer and Acting Principal Financial Officer (the "Certifying Officers"). Based upon this evaluation, the Certifying Officers have concluded that the design and operation of our disclosure controls and procedures are effective. Such disclosure controls and procedures are designed to ensure that material information is made known to the Certifying Officers, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and believe that our disclosure controls and procedures are effective based on the required evaluation. During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

While management believes that our disclosure controls and procedures and our internal control over financial reporting are effective, no system of controls can prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are aware of a threatened litigation matter involving the nonpayment of certain legal fees. The claim for this matter is approximately $9,000.

There are no other past, pending or, to our knowledge, threatened litigation or administrative actions which in our opinion have had or are expected to have a material adverse effect upon our business, prospects financial condition or operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

The Company completed the following sales of unregistered securities to foreign investors in reliance upon the exemption from registration provided by Regulation S of the Securities Act of 1933, as amended, on the basis that the sale of such securities was completed in an "offshore transaction," as defined in Rule 902(h) of Regulation S.

As of March 31, 2007, the Company had outstanding convertible notes of $917,800 with two shareholders, with $287,200 and $630,600 of 6% subordinated convertible notes outstanding to shareholders who owned 5% and 15%, respectively of the issued and outstanding stock of the Company as of March 31, 2007. All notes are convertible to common shares, $0.001 par value, at a conversion price that equals the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company's securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes be converted on the extended due dates or are due and payable in the event that the Company's shares of common stock are not publicly traded. All of these notes are classified as a current liability at March 31, 2007, and must be converted within one year.

During the period ended March 31, 2007, these convertible notes in the amount of $237,900 reached their maturity date and were extended for an additional period of one year under the same terms and conditions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

  EXHIBIT
   NUMBER         DESCRIPTION
------------      --------------------------------------------------------------
Exhibit 2.1       Stock Exchange Agreement dated April 17, 2001 (1)

Exhibit 3.1       Certificate of Incorporation dated March 14, 2000 (2)

Exhibit 3.2       Bylaws dated March 14, 2000 (2)

Exhibit 3.3       Amendment to Certificate of Incorporation dated April 24, 2001
                  (1)

Exhibit 4.1       2006 Consultant Stock Plan (6)

Exhibit 10.1      Executive Employment Agreement with Chris Mehringer (3)

Exhibit 10.2      Office Lease (3)

Exhibit 10.3 Operating Agreement between NT Media Corp. of CA and SU Productions, LLC dated April 9, 2004 (5)

Exhibit 10.4      Homie Doroodian Consulting Agreement, filed herewith

Exhibit 10.5      Amir Pirnia Consulting Agreement, filed herewith

Exhibit 14.1      Code of Business Conduct and Ethics of Registrant (4)

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.


(1) Incorporated by reference to exhibits 2.1 and 3.3 to the Company's Current Report on Form 8-K filed on May 1, 2001.

(2) Incorporated by reference to exhibits 3.1 and 3.2 to the Company's Registration Statement on Form SB-2 filed on June 1, 2000.

(3) Incorporated by reference to exhibits 10.1 and 10.2 to the Company's Annual Report on Form 10-KSB filed on April 9, 2002.

(4) Incorporated by reference to exhibit 14.1 to the Company's Annual Report on Form 10-KSB filed on April 14, 2004.

(5) Incorporated by reference to exhibit 10.3 to the Company's Annual Report on Form 10-KSB filed on May 20, 2005.

(6) Incorporated by reference to exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on July 6, 2006.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 15, 2007              NT MEDIA CORP. OF CALIFORNIA, INC.

                                  /s/ Ali Moussavi
                                  ----------------------------------------------
                                  Ali Moussavi,
                                  President, Chief Executive Officer (Principal Executive Officer), and Acting Chief Financial Officer (Acting Principal Financial Officer)