Form 10QSB
period 2007-06-30
NT MEDIA CORP OF CALIFORNIA INC
filed 2007-08-20
CIK 318622

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 2007

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ___ to ____

                         Commission File Number 0-31012

                       NT MEDIA CORP. OF CALIFORNIA, INC.
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                      94-3357128
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

           7800 OCEANUS DRIVE
         LOS ANGELES, CALIFORNIA                          90046
----------------------------------------    ------------------------------------
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

Number of shares outstanding as of August 13, 2007: 993,870 common shares.

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

                                                                      JUNE 30,
                                                                        2007
                                                                    ------------

                              ASSETS

CURRENT ASSETS
   Cash and cash equivalents ..................................     $       311

                                                                    -----------
TOTAL CURRENT ASSETS ..........................................     $       311
                                                                    ===========



               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable ...........................................     $   287,820
   Accrued liabilities ........................................         279,316
   Accrued liabilities to related parties .....................         812,387
   Notes payable ..............................................         772,916
   Notes payable related party ................................           6,000
   Convertible notes payable, related party ...................         917,800
   Accrued litigation settlement ..............................         113,178

                                                                    -----------
TOTAL CURRENT LIABILITIES .....................................       3,189,417


MINORITY INTEREST .............................................            --

COMMITMENTS AND CONTINGENCIES .................................            --

STOCKHOLDERS' DEFICIT
   Preferred stock, $0.001 par value, 5,000,000 shares
      authorized; 0 shares issued and outstanding .............            --
   Common stock; $0.001 par value; 1,000,000,000 shares
      authorized; 757,091 shares issued and outstanding .......             757
   Additional paid-in capital .................................       2,342,819
   Deficit accumulated during the development stage ...........      (5,532,682)

                                                                    -----------
TOTAL STOCKHOLDERS' DEFICIT ...................................      (3,189,106)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ...................     $       311
                                                                    ===========

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                         -----------------------
                                                          JUNE 30,     JUNE 30,
                                                            2007         2006
                                                         ---------    ---------

REVENUE ..............................................   $    --      $    --
                                                         ---------    ---------

COSTS AND EXPENSES
   General and administrative ........................     189,905       82,436
                                                         ---------    ---------

TOTAL COSTS AND EXPENSES .............................     189,905       82,436
                                                         ---------    ---------

LOSS FROM OPERATIONS .................................    (189,905)     (82,436)

OTHER INCOME (EXPENSE)
   Interest income, related party ....................        --          1,042
   Interest expense ..................................     (20,228)     (23,258)
   Interest expense, related party ...................     (13,767)      (9,804)
   Provision for common stock subscription
      receivable .....................................        --        (91,552)
                                                         ---------    ---------

TOTAL OTHER INCOME (EXPENSE) .........................     (33,995)    (123,572)
                                                         ---------    ---------

NET (LOSS) BEFORE MINORITY INTEREST
   AND PROVISION FOR INCOME TAXES ....................    (223,900)    (206,008)

MINORITY INTEREST ....................................        --           --

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES .........    (223,900)    (206,008)

PROVISION FOR INCOME TAXES ...........................        --           --
                                                         ---------    ---------

NET (LOSS) ...........................................   $(223,900)   $(206,008)
                                                         =========    =========

NET (LOSS) PER SHARE:
   BASIC AND DILUTED .................................   $   (0.30)   $   (0.51)
                                                         =========    =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
   BASIC AND DILUTED .................................     757,091      406,660
                                                         =========    =========

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        SIX MONTHS ENDED             CUMULATIVE FROM
                                               ----------------------------------     JUNE 4, 1999
                                                   JUNE 30,           JUNE 30,       (INCEPTION) TO
                                                     2007               2006          JUNE 30, 2007
                                               ---------------    ---------------    ---------------
REVENUE ....................................   $          --      $          --      $       385,997
                                               ---------------    ---------------    ---------------

COSTS AND EXPENSES
   General and administrative ..............           267,453             87,068          4,488,643
   Depreciation and amortization ...........              --                 --              132,077
   Impairment of film costs ................              --                 --              156,445
   Impairment of related party receivables .              --                 --               35,383
   Inventory Write-down ....................              --                 --               24,820
   Loss on litigation settlement ...........              --                 --              100,000
                                               ---------------    ---------------    ---------------
TOTAL COSTS AND EXPENSES ...................           267,453             87,068          4,937,368
                                               ---------------    ---------------    ---------------

LOSS FROM OPERATIONS .......................          (267,453)           (87,068)        (4,551,371)

OTHER INCOME (EXPENSE)
   Interest income, related party ..........              --                2,084             23,154
   Interest expense ........................           (39,976)           (46,516)          (297,609)
   Interest expense, related party .........           (27,534)           (19,609)          (322,395)
   Loan fees ...............................              --                 --             (616,000)
   Debt forgiven ...........................              --                 --              290,595
   Legal fees forgiven .....................              --                 --               12,296
   Provision for common stock subscription
      receivable ...........................              --              (91,552)           (91,552)
                                               ---------------    ---------------    ---------------
TOTAL OTHER INCOME (EXPENSE) ...............           (67,510)          (155,593)        (1,001,511)
                                               ---------------    ---------------    ---------------

NET (LOSS) BEFORE MINORITY INTEREST
   AND PROVISION FOR INCOME TAXES ..........          (334,963)          (242,661)        (5,552,882)

MINORITY INTEREST ..........................              --                 --               33,000

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES          (334,963)          (242,661)        (5,519,882)

PROVISION FOR INCOME TAXES .................               800              1,600             12,800
                                               ---------------    ---------------    ---------------

NET (LOSS) .................................   $      (335,763)   $      (244,261)   $    (5,532,682)
                                               ===============    ===============    ===============

NET (LOSS) PER SHARE:
   BASIC AND DILUTED .......................   $         (0.46)   $         (0.62)
                                               ===============    ===============

WEIGHTED AVERAGE SHARES OUTSTANDING:
   BASIC AND DILUTED .......................           733,961            395,907
                                               ===============    ===============

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED                CUMULATIVE FROM
                                                               ----------------------------------     JUNE 4, 1999
                                                                   JUNE 30,           JUNE 30,       (INCEPTION) TO
                                                                     2007               2006          JUNE 30, 2007
                                                               ---------------    ---------------    ---------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
   Net loss before minority interest .......................   $      (335,763)   $      (244,261)   $    (5,565,682)
   Adjustment to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization expense .............              --                 --              132,077
         Impairment loss ...................................              --                 --              336,773
         Inventory write-down ..............................              --                 --               24,820
         Impairment of related party receivables ...........              --                 --               35,383
         Operating expenses paid by reducing note receivable              --                1,120             10,000
         Stock issued for services .........................            83,600             18,503            538,603
         Deferred Compensation .............................            10,417               --               10,417
         Stock issued for loan fees ........................              --                 --              423,000
         Stock options issued for services .................              --                 --               60,370
         Legal fees forgiven ...............................              --                 --              (12,296)
         Debts forgiven ....................................              --                 --             (290,595)
         Provision for common stock subscription receivable               --               91,552             89,468
   Changes in assets and liabilities:
         Interest receivable ...............................              --               (2,084)           (19,986)
         Inventory .........................................              --                 --              (24,820)
         Prepaid expenses ..................................              --               (6,710)              --
         Other assets ......................................              --                 --              (24,000)
         Litigation settlement .............................              --                 --              100,000
         Accounts payable and accrued expenses .............              (830)            63,404            819,056
         Accrued expenses, related party ...................           166,949             45,029            768,965
                                                               ---------------    ---------------    ---------------
Net cash (used in) operating activities ....................           (75,627)           (33,447)        (2,588,447)
                                                               ---------------    ---------------    ---------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
   Notes receivable from officer ...........................              --                 --              (45,048)
   Collection of notes receivable from officer .............              --                 --               35,048
   Notes receivable, related parties .......................              --                 --              (50,000)
   Collection of notes receivable, related parties .........              --                 --               50,000
   Investment in property and equipment ....................              --                 --              (18,879)
   Investment in film costs ................................              --                 --             (133,005)
   Investment in web site development costs ................              --                 --             (292,968)

                                                               ---------------    ---------------    ---------------
Net cash (used in) investing activities ....................              --                 --             (454,852)
                                                               ---------------    ---------------    ---------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
   Proceeds from issuance of common stock ..................              --                 --            1,254,154
   Proceeds from equity investment of minority interest ....              --                 --               33,000
   Payment of offering costs ...............................              --                 --              (66,450)
   Proceeds from notes payable .............................           125,916             32,500            826,916
   Proceeds from note payable, related party ...............            35,857               --              287,142
   Payment of note payable, related party ..................           (86,250)              --             (208,952)
   Proceeds from issuance of convertible notes .............              --                 --              917,800

                                                               ---------------    ---------------    ---------------
Net cash provided by financing activities ..................            75,523             32,500          3,043,610
                                                               ---------------    ---------------    ---------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS ........................................              (104)              (947)               311

CASH AND CASH EQUIVALENTS,
   Beginning of period .....................................               415                947               --
                                                               ---------------    ---------------    ---------------
CASH AND CASH EQUIVALENTS,

   End of period ...........................................   $           311    $          --      $           311
                                                               ===============    ===============    ===============

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:


   Interest paid ...........................................   $          --      $          --      $         1,911
                                                               ===============    ===============    ===============
   Income taxes paid .......................................   $          --      $          --      $         4,000
                                                               ===============    ===============    ===============

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 1.   BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by NT Media Corp. of California, Inc. and Subsidiary (the "Company"), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto include on Form 10-KSB for the period ended December 31, 2006. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year's presentation, none of which had an impact on total assets, stockholders' equity (deficit), net loss, or net loss per share.

RECAPITALIZATION

On July 18, 2007, the Company filed a Certificate of Amendment to its Certificate of Incorporation (the "Amendment") with the Secretary of State of the State of Delaware after stockholders approved by written consent proposals to (i) increase the number of authorized shares of Common Stock from 100,000,000 to 1,000,000,000, and (ii) effect a reverse stock split of the Common Stock of the Company in the ratio of one-hundred for one (100:1). As a result of the reverse stock split, the Company has restated all prior per share amounts in the accompanying financial statements.

To  effect  the  reverse  stock  split on the  Over-the-Counter  Bulletin  Board
("OTCBB"), the Company's Common Stock was assigned a new trading symbol. Effective at the opening of business on July 20, 2007, the Company's new trading symbol on the OTCBB will be NTMI.

NOTE 2.   GOING CONCERN AND MANAGEMENT'S PLAN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As of and for the period ended June 30, 2007, the Company incurred a net loss, had an accumulated deficit, and had a working capital deficit. These conditions raise substantial doubt as to the Company's ability to continue as a going

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In April of 2007, the Company announced that it plans to distribute its music on SNOCAP, the company had previously announced similar agreements with other digital music stores, including mobile platforms and subscription services.

In June of 2007, the Company entered into a consulting agreement with Jacques Tizabi. The Consultant is a 50% owner of Astor Capital, Inc., which holds approximately 2.3% of the Company. The Company's CEO, Ali Moussavi, is the other 50% owner of Astor Capital, Inc. The Consultant shall use his expertise, experience, and industry contacts to advise and assist the company in its development of new business in the concentration of new media and digital media content management and delivery. In addition , Consultant shall make himself available and assess feasibility of certain internet ventures that the company may be evaluating in it's pursuit of digital/internet portions of it's business development including but not limited to gaming, social networking, music, and blog sites. The term of the agreement is for 6 months. The Company shall pay the Consultant $15,000 or shares of the Company's common stock (the "Stock") equaling 15,000.00 by using a 20% discount to the lowest trade of the company's common stock on the OTCBB for the 5 previous trading days prior to the 1st of every month.

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

In June of 2007, the Company entered into a cooperation agreement with FS Media Inc. to examine the possibility of combining the two company's products and services to form a larger presence in the gaming and media industries. This agreement also contemplates a possible merger between the two entities at the end of the six-month term of this agreement.

NOTE 3.   NOTES PAYABLE

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

On May 18, 2007, the Company issued a promissory note for $9,916 received from an unrelated party. The note carries a 10% per annum interest rate and is due on or before November 18, 2007.

On June 7, 2007, the Company issued a promissory note for $15,000 from an unrelated party. The note carries a 10% per annum interest rate and is due on or before December 7, 2007.


NOTE 4.   CONVERTIBLE NOTES PAYABLE - RELATED PARTY

As of June 30, 2007, the Company had outstanding 6% subordinated convertible notes in the amounts of $287,200 and $630,600 to two shareholders who owned 5% and 15%, respectively of the issued and outstanding stock of the Company as of June 30, 2007. All notes are convertible to common shares, $0.001 par value, at a conversion price that equals the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company's securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes be converted on the extended due dates or are due and payable in the event that the Company's shares of common stock are not publicly traded. All of these notes are classified as a current liability at June 30, 2007, and must be converted within one year. The proceeds were primarily used for operating activities as well as for investing in Web site development. Interest expense accrued for the periods ended June 30, 2007 and 2006 totaled $27,534 and $13,767, respectively. As of June 30, 2007, interest accrued on convertible notes totaled $351,264.

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

During the period ended June 30, 2007, convertible notes as described above totaling $621,200 reached their maturity date. These notes were extended for an additional period of one year under the same terms and conditions.

NOTE 5.   EARNINGS PER SHARE

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the, numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is anti-dilutive. There were no warrants and options outstanding at June 30, 2007 and 2006.

NOTE 6.   SUBSEQUENT EVENTS

During July and August 2007, the Company issued an aggregate of 236,000 shares of common stock to consultants for services rendered, valued at approximately $320,000.

In July of 2007, the Company announced that it is planning to extend its digital video portal by launching TV channels on the web on the Brightcove platform. Brightcove is an Internet TV service dedicated to harnessing the inherent power of the Internet to transform the distribution and consumption of media.

In July of 2007, the Company announced that it entered into an agreement with FiringSquad.com to explore opportunities in the gaming industry.

In August of 2007, the Company announced that it entered into an affiliate program with NetFlix.

In August of 2007, the Company announced that it has entered into an affiliate program with StubHub. StubHub is the largest ticket marketplace in the world, based on sales. It enables fans to buy and sell tickets at fair market value to a vast selection of sporting, concert, theater and other live entertainment events, even those that are "sold out." The Company plans to utilize this as a synergistic development to go along with the NT MusicStore which carries digital music downloads from the five major record labels.

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

Over the next twelve-month period, we anticipate needing the following operating capital amounts, broken down as follows:

PURPOSE                                                                 AMOUNT
-------                                                               ---------

Growth Capital for Acquired Subsidiaries .......................      $  500,000
Additional Employees ...........................................      $  100,000
Marketing and Public Relations Campaigns .......................      $  300,000
Participation in Industry and Trade Functions ..................      $   50,000
Ongoing Operations .............................................      $  300,000
Capital needed for total amount of convertible notes
   reaching maturity (unless notes are extended) ...............      $  918,000
Capital needed for total amount of notes payable
   reaching maturity (unless notes are extended) ...............      $  779,000
Capital needed to pay accounts payable and accrued
   expenses owing ..............................................      $1,260,000


Our research and development will primarily consist of finding knowledgeable agents that can analyze the business of our potential joint venture partners throughout the U.S. and abroad with a concentration in Europe, the Middle East and China.

OPERATING RESULTS FOR THE QUARTERS ENDED JUNE 30, 2007 AND 2006

Operating expenses increased by $107,469 in the quarter ended June 30, 2007 compared with the quarter ended June 30, 2006 due to fees incurred under the various consulting agreements and an increase in professional expenses.

Other expenses decreased by $89,577 in the quarter ended June 30, 2007 compared with the quarter ended June 30, 2006 due primarily to an impairment provision recognized in the prior year's quarter on common stock subscription receivable in the amount of $91,552.

Net loss for the quarter ended June 30, 2007 of $223,900 is substantially comparable to the net loss of $206,008 for the quarter ended June 30, 2006 as a result of the offsetting effects of the above items.

OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Operating expenses increased by $180,385 in the six months ended June 30, 2007 compared with the six months ended June 30, 2006 due to consulting fees totaling $109,017 incurred under various consulting agreements and an increase in professional expenses.

Other expenses decreased by $88,083 in the quarter ended June 30, 2007 compared with the quarter ended June 30, 2006 due primarily to an impairment provision recognized in the prior year's period on common stock subscription receivable in the amount of $91,552.

Net loss for the six months ended June 30, 2007 increased by $92,302 compared with the six months ended June 30, 2006 as a result of the aforementioned consulting fees and an increase in professional expenses, partly offset by the impairment provision recognized in the prior year period on common stock subscription receivable.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, and that would be considered material to investors.

LIQUIDITY AND SOURCES OF CAPITAL

We have incurred operating losses since inception. As of June 30, 2007, we had an accumulated deficit of $5,532,682. At June 30, 2007, we had $311 in cash or cash equivalents and a net working capital deficit of $3,189,106.

During the last three years, both the Company and its wholly-owned subsidiary, eCast Media Corporation, Inc. ("eCast"), have been dependent on borrowed or invested funds in order to finance their ongoing operations. As of June 30, 2007, eCast owed $620,000 in outstanding debt represented by 6% convertible notes and the Company owed $297,800 in outstanding debts represented by 6% convertible notes. These notes were issued to two of the Company's major stockholders. The entire balance of $917,800 is now classified as current liabilities. During the six months ended June 30, 2007, we borrowed a total of $35,857 from the Company's President and a related party through non-interest bearing notes and repaid an aggregate of $86,250 to these same parties. We also issued notes totaling $125,916 to unrelated parties during the six months ended June 30, 2007 to fund operating and financing needs. We anticipate we will continue borrowing funds or obtain additional equity financing to provide the Company working capital.

The audit report of the Company's independent registered public accounting firm for the year ended December 31, 2006 includes a "going concern" explanation. In the auditor's opinion, the Company's limited operating history and the accumulated net deficit as of December 31, 2006, raised substantial doubt about the Company's ability to continue as a going concern. We require $2,957,000 in capital over the next twelve months to pay off accounts payable and accrued expenses, and the convertible notes and notes payable reaching maturity unless we are able to obtain additional extensions.

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

As of June 30, 2007, we are using the offices of the Company's President, Ali Moussavi, at no cost, as the Company's office. We expect to maintain this arrangement until adequate funds are available to lease an office. If adequate funds do not become available, management believes that its officers and directors will contribute capital amounts necessary to fund the Company's ongoing expenses; however, the Company's officers and directors are under no obligation to do so. If we are unable to pay the Company's debt as it becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of the Company's initiatives and will be forced to consider steps that would protect the Company's assets against creditors.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES

The Company completed the following sales of unregistered securities to foreign investors in reliance upon the exemption from registration provided by Regulation S of the Securities Act of 1933, as amended (the "Act"), on the basis that the sale of such securities was completed in an "offshore transaction," as defined in Rule 902(h) of Regulation S.

As of June 30,  2007,  the  Company  had  outstanding  convertible  notes in the amounts of $287,200 and $630,600 of 6% subordinated convertible notes outstanding to two shareholders who owned 5% and 15%, respectively of the issued and outstanding stock of the Company as of June 30, 2007. All notes are convertible to common shares, $0.001 par value, at a conversion price that equals the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company's securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes be converted on the extended due dates or are due and payable in the event that the Company's shares of common stock are not publicly traded. All of these notes are classified as a current liability at June 30, 2007, and must be converted within one year.

During the period ended June 30, 2007, these convertible notes in the amount of $621,200 reached their maturity date and were extended for an additional period of one year under the same terms and conditions.

During the period ended June 30, 2007, the Company issued the following securities which were not registered under the Act that were exempt from the registration requirements of the Act, under Rule 506 insofar as: (1) the investor was accredited within the meaning of Rule 501(a); (2) the transfer of the securities was restricted in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b) after taking into consideration all prior investors under Section 4(2) of the Act within the twelve months preceding the transaction; and (4) the offer and sale was not effected through any general solicitation or general advertising within the meaning of Rule 502(c).

On April 2, 2007, the Company issued a promissory note for $30,000 to an unrelated party.

On April 13, 2007, the Company issued a promissory note for $20,000 to an unrelated party.

On April 25, 2007, the Company issued a promissory note for $10,000 to an unrelated party.

On May 18, 2007, the Company issued a promissory note for $9,916 to an unrelated party.

On June 7, 2007, the Company issued a promissory note for $15,000 to an unrelated party.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

EXHIBIT NUMBER    DESCRIPTION
--------------    --------------------------------------------------------------
Exhibit 2.1       Stock Exchange Agreement dated April 17, 2001 (1)
Exhibit 3.1       Certificate of Incorporation dated March 14, 2000 (2)
Exhibit 3.2       Bylaws dated March 14, 2000 (2)
Exhibit 3.3       Amendment to Certificate of Incorporation dated April 24, 2001
                  (1)
Exhibit 3.4       Amendment to Certificate of Incorporation dated July 18, 2007
                  (9)
Exhibit 4.1       2006 Consultant Stock Plan (6)
Exhibit 4.2       2007 Equity Incentive Plan (8)
Exhibit 10.1      Executive Employment Agreement with Chris Mehringer (3)
Exhibit 10.2      Office Lease (3)
Exhibit 10.3      Operating   Agreement   between  NT  Media  Corp. of CA and SU
                  Productions, LLC dated April 9, 2004 (5)
Exhibit 10.4      Homie Doroodian Consulting Agreement (7)
Exhibit 10.5      Amir Pirnia Consulting Agreement (7)
Exhibit 14.1      Code of Business Conduct and Ethics of Registrant (4)
Exhibit 31.1      Certification  Pursuant to  Section 302  of the Sarbanes-Oxley
                  Act of 2002, filed herewith
Exhibit 32.1      Certification  Pursuant  to 18 U.S.C. Section 1350, As Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

(3) Incorporated by reference to exhibits 10.1 and 10.2 to the Company's Annual Report on Form 10-KSB filed on April 9, 2002.

(4) Incorporated by reference to exhibit 14.1 to the Company's Annual Report on Form 10-KSB filed on April 14, 2004.

(5) Incorporated by reference to exhibit 10.3 to the Company's Annual Report on Form 10-KSB filed on May 20, 2005.

(6) Incorporated by reference to exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on July 6, 2006.

(7) Incorporated by reference to exhibits 10.4 and 10.5 to the Company's Quarterly Report on Form 10-QSB filed on May 15, 2007.

(8) Incorporated by reference to exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on June 29, 2007.

(9) Incorporated by reference to exhibit 3.4 to the Company's Current Report on Form 8-K filed on July 19, 2007.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 17, 2007           NT MEDIA CORP. OF CALIFORNIA, INC.



                                  /S/ ALI MOUSSAVI
                                  ------------------------------------------
                                  Ali Moussavi,
                                  President, Chief Executive Officer
                                  (Principal Executive Officer), and Acting
                                  Chief Financial Officer (Acting  Principal
                                  Financial Officer)