Form 10QSB
period 2007-09-30
NT MEDIA CORP OF CALIFORNIA INC
filed 2007-11-16
CIK 318622

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 2007

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

Number of shares outstanding as of November 13, 2007:  2,628,429 common shares.

Transitional Small Business Disclosure Format: Yes [_] No [X]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                                                   SEPTEMBER 30,
                                                                        2007
                                                                   ------------
                                    ASSETS
CURRENT ASSETS

         Cash and cash equivalents .............................   $         10
                                                                   ------------
TOTAL CURRENT ASSETS ...........................................   $         10
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
         Accounts payable ......................................   $    323,056
         Accrued liabilities ...................................        347,155
         Accrued liabilities to related parties ................        727,107
         Notes payable .........................................        772,916
         Notes payable related party ...........................          6,000
         Convertible notes payable .............................        287,200
         Convertible notes payable, related party ..............        630,600
         Accrued litigation settlement .........................        113,178
                                                                   ------------
TOTAL CURRENT LIABILITIES ......................................      3,207,212



COMMITMENTS AND CONTINGENCIES ..................................           --

STOCKHOLDERS' DEFICIT
         Preferred stock, $0.001 par value, 5,000,000 shares
                authorized; 0 shares issued and outstanding ....           --
         Common stock; $0.001 par value; 1,000,000,000 shares
                authorized; 1,506,529 shares issued and
                outstanding ....................................          1,507
         Additional paid-in capital ............................      2,768,793
         Deficit accumulated during the development stage ......     (5,977,502)
                                                                   ------------
TOTAL STOCKHOLDERS' DEFICIT ....................................     (3,207,202)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ....................   $         10
                                                                   ============

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                   ----------------------------
                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                       2007            2006
                                                   ------------    ------------

REVENUE ........................................   $       --      $       --
                                                   ------------    ------------
COSTS AND EXPENSES
          General and administrative ...........        347,025         201,275
          Impairment of film costs .............           --            33,791
          Inventory write-down .................           --            24,820
                                                   ------------    ------------
TOTAL COSTS AND EXPENSES .......................        347,025         259,886
                                                   ------------    ------------

LOSS FROM OPERATIONS ...........................       (347,025)       (259,886)

OTHER (EXPENSE)

          Interest expense .....................        (94,336)        (21,688)
          Interest expense, related party ......         (3,459)         (9,805)
                                                   ------------    ------------
TOTAL OTHER (EXPENSE) ..........................        (97,795)        (31,493)
                                                   ------------    ------------


NET (LOSS) BEFORE PROVISION FOR INCOME TAXES ...       (444,820)       (291,379)

PROVISION FOR INCOME TAXES .....................           --              --
                                                   ------------    ------------

NET (LOSS) .....................................   $   (444,820)   $   (291,379)
                                                   ============    ============
NET (LOSS) PER SHARE:
          BASIC AND DILUTED ....................   $      (0.39)   $      (0.49)
                                                   ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING:
          BASIC AND DILUTED ....................      1,134,981         596,798
                                                   ============    ============

                               SEE ACCOMPANY NOTES

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                              CUMULATIVE FROM
                                                     NINE MONTHS ENDED         JUNE 4, 1999
                                               ----------------------------   (INCEPTION) TO
                                               SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                   2007            2006            2007
                                               ------------    ------------    ------------
REVENUE ....................................   $       --      $       --      $    385,997
                                               ------------    ------------    ------------
COSTS AND EXPENSES
   General and administrative ..............        614,478         288,343       4,835,667
   Depreciation and amortization ...........           --              --           132,077
   Impairment of film costs ................           --            33,791         156,445
   Impairment of related party receivables .           --              --            35,383
   Inventory Write-down ....................           --            24,820          24,820
   Loss on litigation settlement ...........           --              --           100,000
                                               ------------    ------------    ------------

TOTAL COSTS AND EXPENSES ...................        614,478         346,954       5,284,392
                                               ------------    ------------    ------------

LOSS FROM OPERATIONS .......................       (614,478)       (346,954)     (4,898,395)

OTHER INCOME (EXPENSE)
   Interest income, related party ..........           --             2,084          23,154
   Interest expense ........................       (134,312)        (68,204)       (391,945)
   Interest expense, related party .........        (30,993)        (29,414)       (325,855)
   Loan fees ...............................           --              --          (616,000)
   Debt forgiven ...........................           --              --           290,595
   Legal fees forgiven .....................           --              --            12,296
   Provision for common stock subscription
      receivable ...........................           --           (91,552)        (91,552)
                                               ------------    ------------    ------------

TOTAL OTHER INCOME (EXPENSE) ...............       (165,305)       (187,086)     (1,099,307)
                                               ------------    ------------    ------------

NET (LOSS) BEFORE MINORITY INTEREST
   AND PROVISION FOR INCOME TAXES ..........       (779,783)       (534,040)     (5,997,702)

MINORITY INTEREST ..........................           --              --            33,000

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES       (779,783)       (534,040)     (5,964,702)


PROVISION FOR INCOME TAXES .................            800           1,600          12,800
                                               ------------    ------------    ------------

NET (LOSS) .................................   $   (780,583)   $   (535,640)   $ (5,977,502)
                                               ============    ============    ============
NET (LOSS) PER SHARE:
   BASIC AND DILUTED .......................   $      (0.90)   $      (1.16)
                                               ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING:
   BASIC AND DILUTED                                865,612         463,607
                                               ============    ============

                               SEE ACCOMPANY NOTES

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  CUMULATIVE FROM
                                                                         NINE MONTHS ENDED         JUNE 4, 1999
                                                                   ----------------------------   (INCEPTION) TO
                                                                   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                                       2007            2006            2007
                                                                   ------------    ------------    ------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
   Net loss before minority interest and beneficial
   conversion on accrued interest ..............................   $   (780,583)   $   (535,640)   $ (6,010,502)
   Adjustment to reconcile net loss to net cash
        used in operating activities:
             Depreciation and amortization expense .............           --              --           132,077
             Impairment loss ...................................           --            58,611         336,773
             Inventory write-down ..............................           --            24,820
             Impairment of related party receivables ...........           --              --            35,383
             Operating expenses paid by reducing note receivable           --             1,643          10,000
             Stock issued for services .........................        382,824         175,253         837,827
             Deferred Compensation .............................         10,417          10,417
             Stock issued for loan fees ........................           --           423,000
             Stock options issued for services .................           --              --            60,370
             Legal fees forgiven ...............................           --              --           (12,296)
             Debts forgiven ....................................           --              --          (290,595)
             Beneficial conversion of accrued interest .........         62,500            --            62,500
             Provision for common stock subscription receivable            --            91,552          89,468
   Changes in assets and liabilities:
        Interest receivable ....................................           --            (2,084)        (19,986)
        Inventory ..............................................           --              --           (24,820)
        Prepaid expenses .......................................           --            (8,500)           --
        Other assets ...........................................           --              --           (24,000)
        Litigation settlement ..................................           --              --           100,000
        Accounts payable and accrued expenses ..................        167,245         120,901         987,131
        Accrued expenses, related party ........................         81,669          64,717         683,685
                                                                   ------------    ------------    ------------
Net cash (used in) operating activities ........................        (75,928)        (33,547)     (2,588,748)
                                                                   ------------    ------------    ------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
   Notes receivable from officer ...............................           --              --           (45,048)
   Collection of notes receivable from officer .................           --              --            35,048
   Notes receivable, related parties ...........................           --              --           (50,000)
   Collection of notes receivable, related parties .............           --              --            50,000
   Investment in property and equipment ........................           --              --           (18,879)
   Investment in film costs ....................................           --              --          (133,005)
   Investment in web site development costs ....................           --              --          (292,968)
                                                                   ------------    ------------    ------------
Net cash (used in) investing activities ........................           --              --          (454,852)
                                                                   ------------    ------------    ------------

                               SEE ACCOMPANY NOTES

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                                         CUMULATIVE FROM
                                                                NINE MONTHS ENDED         JUNE 4, 1999
                                                          ----------------------------   (INCEPTION) TO
                                                          SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                              2007            2006            2007
                                                          ------------    ------------    ------------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
   Proceeds from issuance of common stock .............           --              --         1,254,154
   Proceeds from equity investment of minority interest           --              --            33,000
   Payment of offering costs ..........................           --              --           (66,450)
   Proceeds from notes payable ........................        125,916          32,800         826,916
   Proceeds from note payable, related party ..........         35,857            --           287,142
   Payment of note payable, related party .............        (86,250)           --          (208,952)
   Proceeds from issuance of convertible notes ........           --              --           917,800
                                                          ------------    ------------    ------------
Net cash provided by financing activities .............         75,523          32,500       3,043,610
                                                          ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS ...................................           (405)           (747)             10

CASH AND CASH EQUIVALENTS,
   Beginning of period ................................            415             947            --
                                                          ------------    ------------    ------------
CASH AND CASH EQUIVALENTS,
   End of period ......................................   $         10    $        200    $         10
                                                          ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:
   Interest paid ......................................   $       --      $       --      $      1,911
                                                          ============    ============    ============
   Income taxes paid ..................................   $      1,600    $      1,600    $      4,000
                                                          ============    ============    ============

NONCASH FINANCING ACTIVITIES;
     Conversion of accrued interest to equity .........   $     60,000    $       --      $     60,000
                                                          ============    ============    ============
     Stock issued for loan fees .......................   $       --      $       --      $    423,000
                                                          ============    ============    ============

                               SEE ACCOMPANY NOTES

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


NOTE 1.  BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by NT Media Corp. of California, Inc. and its wholly owned subsidiary, eCast Media Corporation, Inc. (together, the "Company"), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto include on Form 10-KSB for the period ended December 31, 2006. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

RECLASSIFICATIONS

Certain prior period  amounts have been  reclassified  to conform to the current
period's   presentation,   none  of  which  had  an  impact  on  total   assets,
stockholders' equity (deficit), net loss, or net loss per share.

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

To  effect  the  reverse  stock  split on the  Over-the-Counter  Bulletin  Board
("OTCBB"), the Company's Common Stock was assigned a new trading symbol. Effective at the opening of business on July 20, 2007, the Company's new trading symbol on the OTCBB is NTMI.

NOTE 2.  GOING CONCERN AND MANAGEMENT'S PLAN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As of and for the period ended September 30, 2007, the Company incurred a net loss, had an accumulated deficit, and had a working capital deficit. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order for the Company to meet its financial obligations, it will continue to attempt to sell equity or incur debt, although there cannot be any assurance that the Company will be successful in doing so.

The Company plans to take advantage of the growth in the mobile digital content and digital music distribution sectors through joint ventures. The Company intends to enter into agreements with consultants to assist the Company in locating potential joint venture partners throughout the United States and abroad with concentration in Europe, the Middle East and China. The Company will attempt to enter into partnership agreements with other entities in order to manage some of the financial risk. The Company looks for development and production cycles which are relatively short in nature. The Company's ability to develop any project is principally dependent on its ability to raise capital to fund the project, which is very difficult due to its current financial condition and lack of history in the market. Accordingly, the Company is limited in its ability to develop or produce projects that it finds are commercially appealing and financially viable.

The Company's current business operations are focused on the development, production and distribution of programming in the entertainment industry, including creating music platforms and skilled gaming in the United States and abroad and vertical social and professional networks. The Company intends to continue to develop media and entertainment assets and channels going forward.

NOTE 3.  NOTES PAYABLE

During the third quarter of 2007, the Company entered into agreements with certain note holders to convert accrued interest totaling $65,000 on certain notes issued on June 30, 2004 with an interest rate of 12%. The conversion was done at a discounted price resulting in additional interest expense of $62,500 being recognized in the current quarter and a total of 450,000 shares of common stock issued.

The Company is continuing to negotiate with certain note holders to convert outstanding notes payable to common stock.

NOTE 4.  CONVERTIBLE NOTES PAYABLE - RELATED PARTY

As  of  September  30,  2007,  the  Company  had   outstanding  6%  subordinated
convertible notes in the amounts of $287,200 and $630,600 to two shareholders who owned 5% and 15%, respectively of the issued and outstanding stock of the Company as of September 30, 2007. All notes are convertible to common shares, $0.001 par value, at a conversion price that equals the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company's securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes be converted on the extended due dates or are due and payable in the event that the Company's shares of common stock are not publicly traded. All of these notes are classified as a current liability at September 30, 2007, unless extended prior to the maturity date. The proceeds were primarily used for operating activities as well as for investing in Web site development. Interest expense accrued for the periods ended September 30, 2007 and 2006 totaled $41,301 and $41,301, respectively. As of September 30, 2007, interest accrued on convertible notes totaled $365,031.

During the period ended September 30, 2007, convertible notes as described above totaling $641,700 reached their maturity date. These notes were extended for an additional period of one year under the same terms and conditions. The Company is currently negotiating with the note holders to convert the notes along with accrued interest to shares of common stock.

During August 2007, the Company entered an agreement to convert $40,000 of indebtedness into 200,000 shares of common stock. The shares were issued in August 2007.

During August 2007, the Company entered an agreement to convert $25,000 of indebtedness into 250,000 shares of common stock. The shares were issued in August 2007.

The shares were converted at below market price and accordingly, the Company recorded a beneficial conversion charge of $62,500 as interest expense.

NOTE 5.  EARNINGS PER SHARE

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is anti-dilutive. There were no warrants and options outstanding at September 30, 2007 and 2006.

NOTE 6. SUBSEQUENT EVENTS In October of 2007, the Company issued an aggregate of 50,000 shares of common stock at 0.25 per share to a consultant for services rendered, valued at approximately $12,500.

During November 2007, the Company entered into an agreement to convert $11,250 of indebtedness into 321,428 shares of common stock. The shares were issued in November 2007.

During November 2007, the Company entered into an agreement to convert $6,000 of indebtedness into 171,428 shares of common stock. The shares were issued in November 2007.

During November 2007, the Company entered into an agreement to convert $13,000 of indebtedness into 371,428 shares of common stock. The shares were issued in November 2007.

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

OVERVIEW

We primarily are engaged in developing a presence in the digital media space. We plan to achieve this by developing digital music platforms, skilled online gaming sites and developing targeted social networks. We also continue to explore new opportunities that may emerge.

Obtaining outside financing will continue to be necessary to meet the Company's anticipated working capital needs for the foreseeable future. We anticipate that the Company's major stockholders will make capital investments or loans of convertible debt to pay the Company's operating expenses for the foreseeable future, but we cannot assure you that they will commit to making the necessary capital investments or loans. Given the Company's current financial position, for the immediate future, we expect to operate the Company's current lines of business under strict budgetary constraints in order to keep operating expenses as low as possible until new core businesses are acquired. We will attempt to negotiate extensions of the Company's debt obligations or negotiate for the conversion of some or all of the Company's debt into equity; however, there can be no assurance that we will be successful.

PLAN OF OPERATIONS

The Company plans to take advantage of the growth in the mobile digital content and digital music distribution sectors through joint ventures. Over the last several months, the Company has joined the affiliate programs of Apple's iTunes, Bango PLC, Blockbuster, and Shelter From The Store Records. These deals have given NT Media a foothold in the fast growing digital media space. Areas that we see the most growth potential are different music platforms, skilled gaming in the U.S. and abroad and vertical social and professional networking. The Company has also commenced the launching of Targeted Social Networks on the internet. The Company anticipates to have cash requirements of approximately $4.0 million in the next 12 months, the bulk of which would be put toward the repayment of notes that would be due and servicing our debt. The remainder will be used for marketing and professional services and personnel. We expect to raise the said funds through private placements of debt and equity throughout the year, but there can be no assurance that we will be successful in such endeavors.

Over the next twelve-month period, we anticipate needing the following capital amounts, broken down as follows:

PURPOSE                                                                 AMOUNT
-------                                                               ----------

Growth Capital for Acquired Subsidiaries .......................      $  350,000
Additional Employees ...........................................      $   70,000
Marketing and Public Relations Campaigns .......................      $  210,000
Participation in Industry and Trade Functions ..................      $   35,000
Ongoing Operations .............................................      $  210,000
Capital needed for total amount of convertible
   notes reaching maturity (unless notes are extended) .........      $  917,800
Capital needed for total amount of notes payable
   reaching maturity (unless notes are extended) ...............      $  778,916
Capital needed to pay accounts payable and accrued
   expenses owing ..............................................      $1,400,000


Our research will primarily consist of finding knowledgeable agents that can analyze the business of our potential joint venture partners throughout the U.S. and abroad with a concentration in Europe, the Middle East and China.

OPERATING RESULTS FOR THE QUARTERS ENDED SEPTEMBER 30, 2007 AND 2006

Operating expenses increased by $87,139 in the quarter ended September 30, 2007 compared with the quarter ended September 30, 2006 due to fees incurred under various consulting agreements entered into during the third quarter of the current year. This increase was partly offset by certain impairment charges and inventory write-downs totaling $58,611 recorded in the third quarter of 2006.

Other expenses, consisting of interest expense on the Company's debt, for the quarter ended September 30, 2007 increased by $66,302 over the quarter ended September 30, 2006 due to the interest expense resulting from the conversion of accrued interest on certain notes payable in the current year's quarter (see
Note 4 of Notes To Unaudited Consolidated Financial Statements).

Net loss for the quarter ended September 30, 2007 of $444,820 increased by $153,441 over the net loss of $291,379 for the quarter ended September 30, 2006 as a result of the effects of the above items.

OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Operating expenses increased by $267,524 in the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006 due to consulting fees incurred under various consulting agreements and an increase in professional expenses. This increase was partly offset by certain impairment charges and inventory write-downs recorded during the nine-period of 2006.

Other expenses decreased by $21,781 in the quarter ended September 30, 2007 compared with the quarter ended September 30, 2006 due primarily to an impairment provision recognized in the prior year's period on common stock subscription receivable in the amount of $91,552 offset by $62,500 in interest expense recognized in the current quarter resulting from the conversion of accrued interest on certain notes payable (see Note 4 of Notes To Unaudited Consolidated Financial Statements).

Net loss for the nine months ended September 30, 2007 increased by $244,943 compared with the nine months ended September 30, 2006 as a result of the aforementioned consulting fees, an increase in professional expenses and interest expense from conversion of accrued interest on certain notes payable, partly offset by the impairment provision recognized in the prior year period on common stock subscription receivable.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, and that would be considered material to investors.

LIQUIDITY AND SOURCES OF CAPITAL

We have incurred operating losses since inception. As of September 30, 2007, we had an accumulated deficit of $5,977,502. At September 30, 2007, we had $10 in cash or cash equivalents and a net working capital deficit of $3,207,202.

During the last three years, both the Company and its wholly-owned subsidiary, eCast Media Corporation, Inc. ("eCast"), have been dependent on borrowed or invested funds in order to finance their ongoing operations. As of September 30, 2007, eCast owed $620,000 in outstanding debt represented by 6% convertible notes and the Company owed $297,800 in outstanding debts represented by 6% convertible notes. These notes were issued to two of the Company's major stockholders. The entire balance of $917,800 is now classified as current liabilities. During the nine months ended September 30, 2007, we borrowed a total of $35,857 from the Company's President and a related party through non-interest bearing notes and repaid an aggregate of $86,250 to these same parties. We also issued notes totaling $125,916 to unrelated parties during the nine months ended September 30, 2007 to fund operating and financing needs. We anticipate we will continue borrowing funds or obtain additional equity financing to provide the Company working capital.

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

Due to our limited cash flow, operating losses and intangible assets, it is unlikely that we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from our major stockholders and other outside sources in order to fund our current operations. If these outside sources are unwilling or unable to provide necessary working capital to us, we will probably not be able to sustain our operations. We have no written agreements or contractual obligations in place which would require our outside sources to continue to finance our operations. The NT Media and eCast notes are voluntarily convertible when our or eCast's securities (as the case may be) are trading publicly and the underlying stock of the convertible notes have been registered with the SEC and declared effective. If they remain unpaid, the notes will automatically convert to common stock on the fifth anniversary of their respective issuances. Unless extended, the current outstanding convertible notes will convert during 2007 and 2008 to common stock with a fair market value in the total amount of $917,800. The Company is also in the process of negotiating with the note holders to convert the notes along with accrued interest to shares of the Company's common stock.

As of September 30, 2007, we are using the offices of the Company's President, Ali Moussavi, at no cost, as the Company's office. We expect to maintain this arrangement until adequate funds are available to lease an office. If adequate funds do not become available, management believes that its officers and directors will contribute capital amounts necessary to fund the Company's ongoing expenses; however, the Company's officers and directors are under no obligation to do so. If we are unable to pay the Company's debt as it becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of the Company's initiatives and will be forced to consider steps that would protect the Company's assets against creditors.

CRITICAL ACCOUNTING POLICIES

There were no critical accounting policies that by the nature of the estimates or assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change.

ITEM 3.  CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. The evaluation was carried out by our Chief Executive Officer and Acting Principal Financial Officer (the "Certifying Officer"). Based upon this evaluation, the Certifying Officer has concluded that the design and operation of our disclosure controls and procedures are effective. Such disclosure controls and procedures are designed to ensure that material information is made known to the Certifying Officer particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and believe that our disclosure controls and procedures are effective based on the required evaluation. During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT NUMBER    DESCRIPTION
-------------     -----------
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

Exhibit 3.4       Amendment to Certificate of Incorporation  dated July 18, 2007
                  (9)

Exhibit 4.1       2006 Consultant Stock Plan (6)

Exhibit 4.2       2007 Equity Incentive Plan (8)

Exhibit 10.1      Executive Employment Agreement with Chris Mehringer (3)

Exhibit 10.2 Operating Agreement between NT Media Corp. of CA and SU Productions, LLC dated April 9, 2004 (5)

Exhibit 10.3      Homie Doroodian Consulting Agreement (7)

Exhibit 10.4      Amir Pirnia Consulting Agreement (7)

Exhibit 14.1      Code of Business Conduct and Ethics of Registrant (4)

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

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


Dated:  November 16, 2007          NT MEDIA CORP. OF CALIFORNIA, INC.



                                  /S/ ALI MOUSSAVI
                                  ----------------------------------------------
                                  Ali Moussavi,
                                  President, Chief Executive Officer (Principal Executive Officer), and Acting Chief Financial Officer (Acting Principal Financial Officer)