Form 10KSB
period 2007-12-31
NT MEDIA CORP OF CALIFORNIA INC
filed 2008-04-15
CIK 318622

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                  For the fiscal year ended: DECEMBER 31, 2007

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from: ___ to ____

                         Commission File Number 0-31012

                    NT MEDIA CORPORATION OF CALIFORNIA, INC.
                 (Name of Small Business Issuer in Its Charter)


------------------------------------------------------- ------------------------
                    DELAWARE                                   94-3357128
(State or other jurisdiction of incorporation or            (I.R.S. Employer
                  organization)                            Identification No.)
------------------------------------------------------- ------------------------
               7800 OCEANUS DRIVE
             LOS ANGELES, CALIFORNIA                             90046
    (Address of principal executive offices)                   (Zip Code)
------------------------------------------------------- ------------------------

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

State issuer's revenues for its most recent fiscal year: $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $688,008 as of April 8, 2008.

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,628,088 common shares, $.001 par value, outstanding as of April 8, 2008.

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

NT Media Corporation of California, Inc. is a Delaware corporation incorporated on March 14, 2000. We primarily are engaged in the business of developing, producing and distributing programming for the entertainment industry. Our current business operations are focused on the development, production and distribution of programming in the entertainment industry including creating music platforms and skilled gaming in the United States and abroad and vertical social and professional networks. The Company intends to continue to develop media and entertainment assets and channels going forward. While the board of directors has not determined to acquire or invest in any new technology opportunities to date, we may in the future, seek to expand the Company's operations by engaging in acquisitions, joint ventures or strategic investments in technology ventures as approved by the Company's board of directors.

In August 2006, we also announced plans to launch Multi-Platform digital media services. The platforms will include PCs, mobile devices, and digital TVs. In September, we started to launch our Music Division, NT Music. NT Music will not be a traditional record label but will focus on creating and acquiring musical content, and marketing and exclusively distributing such content through these new media outlets such as peer-to-peer, viral digital marketing, mobile content and ring-tone sales. We also plan to re-launch our series "Real or Fake" which previously debuted on its Neurotrash Website and make it available for mobile content. We also plan to make it user-generated as well as with consumer voting and contests.

In August of 2006, we announced the intent to produce the Hollywood House Party Series. We will make the series available for mobile media through our recent plans to provide multi-platform Digital Media services. We have also allocated a $500 prize for the best Hollywood House party Clip. The Company has received numerous clips and plans to display them upon the completion of the new website anticipated in the third quarter of 2008.

In September of 2006, we announced that we had signed with BANGO, PLC to sell and deliver NT Media's content to mobile customers worldwide. BANGO PLC is a London Stock Exchange traded company which was founded in 1999 to enable content providers to benefit from the opportunities presented by the mobile internet. The Company has continued its affiliation with BANGO PLC and the Company will utilize its mobile web services with the launch of its Mobile Platform anticipated in the third quarter of 2008.

In October of 2006, we announced that we had signed Mikey Mo "The MC" to our newly created music division. NT Music will focus on distributing Mikey Mo's music through digital musical distribution as well as mobile music content. We plan to distribute the music through digital media outlets such as peer-to-peer, viral digital marketing and mobile content. We also plan to make Mikey Mo's music available through digital services such as Apple iTunes, Napster and MSN Music. The Company took the first step by launching an online music store in March 2007. The Company has also expanded the availability of Mikey Mo's music by distributing it on Audio Lunchbox and Peer Impact. The main sources of revenues will be: online advertising, sale of content, music downloads, video downloads, ringtone sales and affiliate programs.

In November of 2006, we announced our plan to distribute our music on iTunes, the digital download store from Apple, Napster and MSN Music and numerous other digital music stores, including mobile platforms and subscription services. The Company has continued its efforts in making its website compatible with the various digital music stores.

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

In June of 2007, the Company entered into a consulting agreement with Jacques Tizabi (the "Consultant"). The Consultant is a 50% owner of Astor Capital, Inc., which holds less than 1% of the Company. The Company's CEO, Ali Moussavi, is the other 50% owner of Astor Capital, Inc. The Consultant shall use his expertise, experience, and industry contacts to advise and assist the Company in its development of new business in the concentration of new media and digital media content management and delivery. In addition, the Consultant shall make himself available and assess feasibility of certain internet ventures that the Company may be evaluating in its pursuit of digital/internet portions of its business development including but not limited to gaming, social networking, music, and blog sites. The term of the agreement is for 6 months. The Company shall pay the Consultant $15,000 or shares of the Company's common stock (the "Stock") equaling $15,000 by using a 20% discount to the lowest trade of the Company's common stock on the OTCBB for the 5 previous trading days prior to the 1st of every month.

In June of 2007, the Company entered into a cooperation agreement with FS Media, Inc. to examine the possibility of combining the two company's products and services to form a larger presence in the gaming and media industries. This agreement also contemplates a possible merger between the two entities at the end of the six-month term of this agreement. There has not been any recent development in the Company's relationship with FS Media.

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

To effect the reverse stock split on the Over-the-Counter Bulletin Board (the "OTCBB"), the Company's Common Stock was assigned a new trading symbol. Effective at the opening of business on July 20, 2007, the Company's new trading symbol on the OTCBB is NTMI.

In August of 2007, the Company announced that it entered into an affiliate program with NetFlix.

In August of 2007, the Company announced that it has entered into an affiliate program with StubHub. StubHub is the largest ticket marketplace in the world, based on sales. It enables fans to buy and sell tickets at fair market value to a vast selection of sporting, concert, theater and other live entertainment events, even those that are "sold out". The Company plans to utilize this as a synergistic development to go along with the NT MusicStore which carries digital music downloads from the five major record labels.

In September of 2007, the Company announced the acquisition of YouTubeVibes, a video search portal website dedicated to showcasing video clips and media generated by users.

GOVERNMENTAL APPROVAL

We are not presently aware of any governmental agency approval required for any of our existing operations or operations of our targeted acquisitions. We are subject to Federal Trade Commission regulations and other federal and state laws relating to the development, production, and distribution of entertainment programming. There are additional limitations relating to the distribution of adult oriented products. We believe that we are in compliance with all laws, rules, and regulations material to our operations.

MARKETING AND SALES

Currently, marketing efforts have been exclusively in the form of direct response marketing on television commercials; however, we are evaluating all other distribution channels and opportunities.

MANUFACTURING

Currently, we do not have any in-house manufacturing or distribution capabilities.

RESEARCH AND DEVELOPMENT

We did not spend any money on research and development for the years ended December 31, 2007 and 2006. We currently intend to focus substantially all of our efforts and resources on developing new projects or acquiring completed products for distribution in the various entertainment markets, including, direct to home viewing, television, and independent feature films.

EMPLOYEES

As of April 8, 2008, we had one employee. We also employ outside consultants from time to time to provide various services. Our employee is not represented by a labor union.

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

ITEM 1A. RISK FACTORS

The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition could suffer. In that event, the trading price of our common stock could decline, and our shareholders may lose all or part of their investment in our common stock. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

OUR INDEPENDENT AUDITORS' REPORT EXPRESSES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent auditors' report, dated April 4, 2008 includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2007. We have experienced operating losses since the date of the auditors' report and in prior years. Our auditors' report may impede our ability to raise additional capital on terms acceptable to us. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors. If we are unable to continue as a going concern, your entire investment in us could be lost.

OUR FAILURE TO TIMELY PAY OUR INDEBTEDNESS MAY REQUIRE US TO CONSIDER STEPS THAT WOULD PROTECT OUR ASSETS AGAINST OUR CREDITORS.

If we cannot raise additional capital, we will not be able to repay our debt or pursue our business strategies as scheduled, or at all, and we may cease operations. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms. In the aggregate, as of December 31, 2007, we have approximately $2.6 million in debt obligations, including interest, payable within the next 12 months. During the year ended December 31, 2007, we have issued additional debt in the aggregate amount of approximately $187,000. These additional notes are either being paid currently or have been extended by agreement. However, we cannot assure you that any of these note holders will continue to extend payment of these debt obligations or ultimately agree to revise the terms of this debt to allow us to make scheduled payments over an extended period of time. We have no cash on hand and we do not expect to generate material cash from operations within the next 12 months. We have attempted to raise additional capital through debt or equity financings and to date have had limited success. The downtrend in the financial markets has made it extremely difficult for us to raise additional capital. In addition, our common stock trades on the Over The Counter Bulletin Board which makes it more difficult to raise capital than if we were trading on the NASDAQ Stock Market. Also, our default in repaying our debt restricts our ability to file registration statements, including those relating to capital-raising transactions, on Form S-3, which may make it more difficult for us to raise additional capital. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

WE HAVE A HISTORY OF LOSSES AND WE DO NOT ANTICIPATE THAT WE WILL BE PROFITABLE IN FISCAL 2008.

We have incurred losses since inception and have not generated sufficient revenues to cover our expenses during 2006 and 2007. We had an accumulated deficit of approximately $6.2 million as of December 31, 2007. During fiscal 2007, we incurred a net loss of approximately $966,000. Achieving profitability depends upon numerous factors, including out ability to raise additional capital in order to produce projects, which in turn will generate sales. We do not anticipate that we will be profitable in fiscal 2008. As a result of the losses and negative cash flows from operations, our ability to continue operations will depend on our ability to generate increased revenues and the availability of outside financing for working capital. If we are unable to generate sufficient revenues in the near future to cover our expenses or obtain outside capital to cover operating expenses, we may be unable to expand or maintain business operations.

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

OUR RELIANCE ON THIRD PARTIES FOR DEVELOPMENT OF OUR PRODUCTS MAY AFFECT OUR FUTURE PROSPECTS.

We do not maintain our own production facilities. Due to our limited number of employees, we are reliant on third parties to enter into agreements with us, in which case, we finance and co-produce the projects with them. To the extent that third parties do not continue to enter into agreements with us, we will be solely reliant on developing and producing projects with only one employee.

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

FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY MAY ADVERSELY IMPACT OUR FINANCIAL RESULTS.

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

ITEM 3.  LEGAL PROCEEDINGS

During 2002, the Company's subsidiary settled a lawsuit with its prior landlord in the amount of $100,000. As of December 31, 2007 the balance due for the settlement had not been paid and is reflected as a current liability in the accompanying consolidated balance sheet.Management is aware of a threatened litigation matter involving the nonpayment of certain legal fees. The claim for this matter is approximately $9,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during our fiscal year ended December 31, 2007.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Bulletin Board under the symbol "NTMI." The following table sets forth the high and low bid information of our common stock on the OTC Bulletin Board for each quarter during the last two fiscal years and the subsequent interim period, as reported by the OTC Bulletin Board. This information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                     High Bid        Low Bid
                                                     --------        -------
      Year Ended December 31, 2006
      ----------------------------
      First Quarter                                  8.5             1.5
      Second Quarter                                 2               0.51
      Third Quarter                                  15              1
      Fourth Quarter                                 12              0.5

      Year Ended December 31, 2007
      ----------------------------
      First Quarter                                  1.98            1
      Second Quarter                                 1.32            0.7
      Third Quarter                                  0.10            0.07
      Fourth Quarter                                 0.03            0.028

      First Quarter of 2008                          0.026           0.025

HOLDERS

As of April 8, 2008, we had 100 shareholders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal 2007, we issued the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "ACCREDITED INVESTORS" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

During 2007, we issued 1,314,105 shares of common stock to various note holders to covert unpaid interest on notes payable valued at approximately $95,250.

Aside from the above transaction, we have not sold any unregistered securities during the last fiscal year other than those previously reported in Quarterly Reports on Form 10-QSB or Current Reports on Form 8-K and filed with the Securities and Exchange Commission.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Set forth in the table below is information regarding awards made through equity compensation plans, through December 31, 2007, for our last fiscal year.

-------------------------------------------------------------------------------------------------------
                                               NUMBER OF
                                            SECURITIES TO BE      WEIGHTED-AVERAGE        NUMBER OF
                                              ISSUED UPON          EXERCISE PRICE        SECURITIES
                                              EXERCISES OF         OF OUTSTANDING       AVAILABLE FOR
                                          OUTSTANDING OPTIONS,    OPTIONS WARRANTS,      FUTURE PLAN
                 PLAN CATEGORY            WARRANTS, AND RIGHTS      AND RIGHTS            ISSUANCE
-------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLANS APPROVED                N/A                  N/A                 N/A
BY SECURITY HOLDERS
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLANS NOT APPROVED
BY SECURITY HOLDERS
-------------------------------------------------------------------------------------------------------
          2006 CONSULTANT STOCK PLAN            250,000 (1)            N/A                    0
-------------------------------------------------------------------------------------------------------
          2007 EQUITY INCENTIVE PLAN            300,000                N/A                    0
-------------------------------------------------------------------------------------------------------
         2007-1 EQUITY INCENTIVE PLAN           400,000                                 107,108 (2)
-------------------------------------------------------------------------------------------------------
         2007-2 EQUITY INCENTIVE PLAN           400,000                N/A              400,000
-------------------------------------------------------------------------------------------------------

(1) Represents total number of shares of common stock originally authorized for stock grants. The Plan does not authorize stock option grants.

(2) Represents number of shares of common stock authorized but not issued under the S-8 plan. The plan does not authorize stock option grants.

On June 29, 2006, our Board of Directors adopted the 2006 Consultant Stock Plan (the "Plan"). The Plan authorizes common stock grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. We reserved 250,000 shares of our common stock for awards to be made under the Plan. The Plan is to be administered by a committee of one or more members of our Board of Directors.

On June 29, 2007, our Board of Directors adopted the 2007 Equity Incentive Plan (the "2007 Plan"). The 2007 Plan authorizes common stock grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. We reserved 300,000 shares of our common stock for awards to be made under the 2007 Plan. The 2007 Plan is be administered by a committee of two or more members of our Board of Directors.

On September 28, 2007, our Board of Directors adopted the 2007-1 Equity Incentive Plan (the "2007-1 Plan"). The 2007-1 Plan authorizes common stock grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. We reserved 400,000 shares of our common stock for awards to be made under the 2007-1 Plan. The 2007-1 Plan may is administered by a committee of two or more members of our Board of Directors.

On November 2, 2007, our Board of Directors adopted the 2007-2 Equity Incentive Plan (the "2007-2 Plan"). The 2007-2 Plan authorizes common stock grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. We reserved 400,000 shares of our common stock for awards to be made under the 2007-2 Plan. The 2007-2 Plan is be administered by a committee of two or more members of our Board of Directors.

With respect to each of the above Plans, and subject to the provisions of each Plan, the Board and/or committee shall have authority to (a) grant, in its discretion, stock awards; (b) determine in good faith the fair market value of the stock covered by any grant; (c) determine which eligible persons shall receive grants and the number of shares, restrictions, terms and conditions to be included in such grants; (d) construe and interpret the Plans; (e) promulgate, amend and rescind rules and regulations relating to its administration, and correct defects, omissions and inconsistencies in the Plans or any grants; (f) consistent with the Plans and with the consent of the participant, amend any outstanding grant; and (g) make all other determinations necessary or advisable for the Plans' administration. The interpretation and construction by the Board of any provisions of the Plans shall be conclusive and final.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

We primarily are engaged in the business of developing, producing and distributing programming for the entertainment industry. We are pursuing the development of independent feature films and production of direct to home viewing programs. We also continue to explore new opportunities that may emerge.

Over the next twelve-month period, we anticipate needing the following operating capital amounts:

                        Purpose                                         Amount
         ----------------------------------------                     ----------
         Growth Capital for Acquired Subsidiaries                     $350,000

         Additional Employees                                         $70,000

         Marketing and Public Relations Campaigns                     $210,000

         Participation in Industry and Trade Functions                $35,000

         Ongoing Operations                                           $210,000

         Capital needed for total amount of convertible
         notes reaching maturity (unless notes are extended)          $917,800

         Capital needed for total amount of notes payable
         reaching maturity (unless notes are extended)                $804,859

         Capital needed to pay accounts payable and accrued
         expenses owing                                               $1,435,803

Outside financing will continue to be necessary to meet our anticipated working capital needs for the foreseeable future. We anticipate that our major stockholders will make capital investments or loans of convertible debt to pay our operating expenses for the foreseeable future but, we cannot assure you that they will commit to making the necessary capital investments or loans. Cash requirements may also be met through the cash flow of acquired subsidiary operations if our acquisition strategy is realized during the current year. Given our current financial position for the immediate future, we expect to operate our current lines of business under strict budgetary constraints in order to keep operating expenses as low as possible until new core businesses are acquired. We will attempt to negotiate extensions of our debt obligations or negotiate for the conversion of some or all of our debt into equity; however, we cannot assure our success.

PLAN OF OPERATIONS

The Company plans to take advantage of the growth in the Mobile digital content and digital music distribution sectors through joint ventures. Over the last several months, The Company has joined the affiliate programs of Apple's iTunes, Bango PLC, Blockbuster, and Shelter From The Store Records. These deals have given NT Media a foothold in the fast growing digital media space. Areas that we see the most growth potential are different music platforms, skilled gaming in the U.S. and abroad and vertical social and professional networking. The Company anticipates to have cash requirements of about $4 million in the next 12 months, the bulk of which would be put toward the repayment of notes that would be due and servicing our debt. The remainder will be used for marketing and professional services and personnel. We expect to raise the said funds through private placements of debt and equity throughout the year, but there can be no assurance that we will be successful in such placements.
Our research and development will primarily consist of finding knowledgeable agents that can analyze the business of our potential joint venture partners throughout the U.S. and abroad with a concentration in Europe, the Middle East and China.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, and that would be considered material to investors.

LIQUIDITY AND SOURCES OF CAPITAL

We have incurred operating losses as of December 31, 2007. We had an accumulated deficit of $6.2 million. At December 31, 2007, we had $266 of cash or cash equivalents and a net working capital deficit of $3.3 million.

During the last three years, both our Company and our wholly-owned subsidiary, Ecast, have been dependent on borrowed or invested funds in order to finance their ongoing operations. As of December 31, 2007, Ecast had $620,000 in outstanding debt represented by 6% convertible notes while we had $297,800 in outstanding debts represented by 6% convertible notes. These notes have been issued to two of our major stockholders, all of which is now classified as current liabilities. During the year ended December 31, 2007, we borrowed a total of $1,799 from our President through non-interest bearing notes. We anticipate having to continue to borrow funds or obtain additional equity capital to provide our working capital.

The audit report of our independent registered public accounting firm for the year ended December 31, 2007 includes a "going concern" explanation. In the accountant's opinion, our limited operating history and the accumulated net deficit as of December 31, 2007, raised substantial doubt about our ability to continue as a going concern. We require $3,158,462 in capital over the next twelve months to pay off accounts payable and accrued expenses, and the convertible notes and notes payable reaching maturity unless we receive additional extensions.

Due to our limited cash flow, operating losses and intangible assets, it is unlikely that we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from our major stockholders and other outside sources in order to fund our current operations. If these outside sources are unwilling or unable to provide necessary working capital to us, we would probably not be able to sustain our operations. There is no written agreement or contractual obligation, which would require our outside sources to fund our operations up to a certain amount or indeed continue to finance our operations at all. The NT Media and Ecast notes are voluntarily convertible when our or Ecast's securities (as the case may be) are trading publicly and the underlying stock of the convertible notes has been registered with the SEC and declared effective. It is mandatory that they must be converted or paid on the fifth year of their anniversary date. Thus, the current convertible notes would be mandatorily converted during 2008 in the amount of $917,800 unless they become eligible for conversion prior to that time, or have been extended by the parties.

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

ITEM 7.  FINANCIAL STATEMENTS

Our financial statements and related notes are set forth at pages F-1 through F-26.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective October 22, 2007, AJ Robbins, PC ("AJ Robbins") terminated its relationship as NT Media Corp. of California, Inc.'s (the "Registrant") certifying independent accountant engaged to audit the Registrant's financial statements. AJ Robbins audited the Registrant's financial statements for the fiscal year ended December 31, 2006 and it reviewed the Registrant's unaudited financial statements for the fiscal quarters ended March 31, 2007 and June 30, 2007. The report of AJ Robbins on the financial statements of the Registrant as of and for the year ended December 31, 2006 did not contain an adverse opinion, or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except for an explanatory paragraph regarding the financial statements being prepared assuming that the Registrant will continue as a going concern.

The decision to change the Company's independent accountant from AJ. Robbins, P.C. to GPKM, LLP. was approved by the Company's Board of Directors on October 22, 2007.

The report of AJ. Robbins, P.C. on the financial statements of the Company as of and for the years ended December 31, 2006 and 2005, did not contain an adverse opinion or a disclaimer of opinion; however, the report issued on the financial statements for the years ended December 31, 2006 and 2005, was modified as to the Company's ability to continue as a going concern. During the periods ended December 31, 2006 and 2005, and the interim period through the date of dismissal, the Company did not have any disagreements with AJ. Robbins, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of AJ. Robbins, P.C., would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

 Prior to engaging GPKM, LLP., the Company had not consulted GPKM, LLP., regarding the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

 As part of the December 31, 2006 and 2005 audits, we were advised by our former independent registered public accounting firm, AJ. Robbins, P.C., that there were certain material weaknesses in internal controls and procedures related to the financial reporting process at December 31, 2005, and through the interim periods reviewed through September 30, 2007. As a result, for the year ended December 31, 2006, audit and review of quarterly financial information through September 30, 2007, AJ. Robbins, P.C. proposed, and NT Media recorded numerous adjusting journal entries and additional disclosures to correct the financial statements.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2007 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

            (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

            (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

            (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESSES

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following internal control deficiencies during its assessment of our internal control over financial reporting as of December 31, 2007:

         1. We did not have effective comprehensive entity-level internal controls specific to the structure of our board of directors;

         2. We did not have formal policies governing certain accounting transactions and financial reporting processes;

         3. We did not obtain attestations by all employees regarding their understanding of and compliance with NT Media policies related to their employment;

         4. We did not obtain attestations by all members of our board of directors, our executive officers and our senior financial officers regarding their compliance with our Code of Ethics and our Code of Ethics did not apply to our other employees;

         5. We did not perform adequate oversight of certain accounting functions and maintained inadequate documentation of management review and approval of accounting transactions and financial reporting processes.

         6. We had not fully implemented certain control activities and capabilities included in the design of our financial system. Certain features of our financial system are designed to automate accounting procedures and transaction processing, or to enforce controls.

A regionally-recognized independent consulting firm assisted management with its assessment of the effectiveness of our internal control over financial reporting, including scope determination, planning, staffing, documentation, testing, remediation and retesting and overall program management of the assessment project. In conclusion, our Chief Executive Officer and Acting Chief Financial Officer surmised that NT Media did not maintain effective internal control over financial reporting as of December 31, 2007.


MANAGEMENT'S REMEDIATION INITIATIVES

We are in the process of evaluating our material deficiencies. We have already begun to remediate many of the deficiencies. However, others will require additional people, including adding to our board of directors, which will take longer to remediate.


In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

         1. Identify and retain potential new directors for our board of directors with a goal of having sufficient independent board of directors oversight;

         2. Establish comprehensive formal general accounting policies and procedures and require employees to sign off such policies and procedures as documentation of their understanding of and compliance with internal policies;

         3. Make all employees subject to our Code of Ethics and require all employees and directors to sign our Code of Ethics on an annual basis and retain the related documentation;

         4. Implement appropriate management oversight and approval activities in certain areas of the Company's operations, including, but not limited to, employee expense reimbursements, customer invoicing, and period-end closing processes; and

         5. Centralize our financial reporting system and move all decentralized off-line processes to our new centralized financial reporting system.

We intend to implement the five initiatives above as soon as possible. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2008.

CONCLUSION

The above identified material weaknesses did not result in material audit adjustments to our 2007 financial statements. However, it is reasonably possible that, if not remediated, one or more of the identified material weaknesses noted above, could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

In light of the identified material weaknesses, management performed (i) significant additional substantive review of those areas described above, and
(ii) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review that compared changes from the prior period's financial statements and analyzed all significant differences. These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-KSB fairly present in all material respects the Company's financial position, results of operations and cash flows for the periods presented.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The changes noted above, are the only changes during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

ITEM 8B. OTHER INFORMATION.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below are the names, ages, positions and business experience of our directors and executive officers as of April 15, 2008.
[NG1]
NAME                  AGE    POSITION
----                  ---    --------
Ali Moussavi          37     Chief Executive Officer,  President, Acting Chief
                             Financial Officer and Chairman of the Board of Directors

Christopher Briggs    37     Director




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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership, and reports of changes in ownership, of our common stock and other equity securities of ours. Executive officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports that they file. To our knowledge, based solely on a review of the copies of the reports furnished to us, and representations from our executive officers and directors that no other reports were required during the fiscal years ended December 31, 2007 and 2006, we believe our executive officers, directors and greater than ten percent shareholders of our common stock, complied with all Section 16(a) filing requirements applicable to them.

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

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by, or paid to the executive officers below for the fiscal year ended December 31, 2007. The following table summarizes all compensation for fiscal year 2007 received by our Chief Executive Officer. No other executive officer earned in excess of $100,000 in fiscal year 2007.



---------------------------------------------------------------------------------------------------
                                  SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------
                                                                          Nonquali-
                                                                          fied
                                                            Non-Equity    Deferred   All
                                                            Incentive     Compen-    Other
                                            Stock   Option  Plan          sation     Compen-
Name and                    Salary   Bonus  Awards  Awards  Compensation  Earnings   sation   Total
principal position    Year  ($)      ($)    ($)     ($)     ($)           ($)        ($)      ($)
--------------------  ----  ------  ------  ------  ------  ------------  ---------  -------  -----
Ali Moussavi,
President,  CEO,
Acting  CFO, and
Chairman of the       2007    $0      --      --      --         --          --        --      $0
Board of Directors
--------------------  ----  ------  ------  ------  ------  ------------  ---------  -------  -----

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There are no unexercised options, unvested stock awards, or equity incentive plan awards outstanding for the above-named executive officer as of December 31, 2007.

COMPENSATION OF DIRECTORS

The following reflects all compensation awarded to, earned by, or paid to the directors below for the fiscal year ended December 31, 2007.

------------------------------------------------------------------------------------------------------
                                       DIRECTOR COMPENSATION
------------------------------------------------------------------------------------------------------
                                                                          Change in
                                                                          Pension
                                                            Non-Equity    Value and
                                                            Incentive     Nonqualified  All
                                                            Plan          Deferred      Other
                             Fees Earned  Stock    Option   Compen-       Compensation  Compen-
                             or Paid in   Awards   Awards   sation        Earnings      sation   Total
Name                         Cash ($)     ($)      ($)      ($)           ($)           ($)      ($)
---------------------------- -----------  ------  -------  -----------  --------------  -------  -----
Ali Moussavi, Chairman           $0         --       --        --             --           --      $0
---------------------------- -----------  ------  -------  -----------  --------------  -------  -----
Christopher Briggs, Director     $0         --       --        --             --           --      $0
---------------------------- -----------  ------  -------  -----------  --------------  -------  -----

There were no stock or option awards issued to any directors and outstanding as of December 31, 2007.

EMPLOYMENT AGREEMENTS

We have a letter agreement with Christopher Briggs, effective June 30, 2003, pursuant to which he served as our Chief Executive Officer, President, and Director until June 30, 2005. Mr. Briggs received 100,000 shares of the Company's restricted common stock upon execution of the agreement and was eligible for future issuances of the Company's common stock as compensation as may be awarded from time to time by the disinterested Directors on the Board. Mr. Briggs is currently a Director, but holds no other positions with the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 8, 2008, relating to the ownership of our common stock, by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors and nominees, (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned.

    -----------------------------------------------------------------------------------------------------
                                                         Number of Shares of
                                                         Common Stock Beneficially
    Name and Address of Beneficial Owner                 Owned (1)                   Percent of Class (1)
    ------------------------------------                 -------------------------   --------------------
    Christopher Briggs (2)                               1,000                       *
    616 Milwood Ave.
    Venice, CA  90921
    -----------------------------------------------------------------------------------------------------
    Ali Moussavi (3)                                     0                           *
    7800 Oceanus Ave
    Los Angeles, CA  90046
    -----------------------------------------------------------------------------------------------------
    Astor Capital, Inc. (4)                              22,899                      *
    9595Wilshire Blvd. #700
    Beverly Hills, CA 90212
    -----------------------------------------------------------------------------------------------------
    Directors and executive officers as a                1,000                       *
    group (2 persons)
    -----------------------------------------------------------------------------------------------------
    * Less than 1%.
    -----------------------------------------------------------------------------------------------------

         (1) Under Rule 13d-3 under the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by that person (and only that person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership with respect to the number of shares of our common stock actually outstanding at March 17, 2008. As of April 8, 2008, we had 2,628,088 common shares, $.001 par value, outstanding.

         (2)  Mr. Briggs serves as a director of the Company.

         (3) Mr. Moussavi serves as President, Chief Executive Officer, Acting Chief Financial Officer of the Company, and Chairman of our Board of Directors.

         (4) Mr. Moussavi served as a Managing Partner of Astor Capital, Inc. from 1995 to November of 2005.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2006, we issued an unsecured promissory note issued to Ali Moussavi in the amount of $32,500.00 which was repaid during 2007.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors approved the engagement of AJ. Robbins, PC as our independent auditors through the quarter ended September 30, 2007. As of October 22, 2007, AJ. Robbins, PC resigned as the Company's independent auditors and the Company engaged GPKM, LLP as its Independent auditor.

Audit Fees

The aggregate fees billed by AJ. Robbins for the audit and review of our annual financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2007 and 2006, were approximately $96,454 and $57,384, respectively.

The aggregate fees billed by GPKM, LLP for the audit and review of our annual financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2007 was $17,500.

Audit-Related Fees

The aggregate fees billed by AJ. Robbins, PC for assurance and related services rendered by AJ. Robbins that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2007 and 2006, were approximately $0 and $0, respectively.

The aggregate fees billed by GPKM, LLP for assurance and related services rendered by GPKM, LLP that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2007 was approximately $0.

Tax Fees

The aggregate fees billed by AJ. Robbins, PC for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2007and 2006, were approximately $757 and $0 respectively.

All Other Fees

No other fees were billed by AJ. Robbins, PC for the fiscal years ended December 31, 2007 and 2006.

Prior to engagement, the Board pre-approved all non-audit services performed by the independent auditor.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 15, 2008             NT MEDIA CORPORATION OF CALIFORNIA, INC.


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


Date: April 15, 2008                    /s/ Christopher Briggs
                                        ----------------------------------------
                                        Christopher Briggs, Director


Date: April 15, 2008                    /s/ Ali Moussavi
                                        ----------------------------------------
                                        Ali Moussavi, President, Chief Executive
                                        Officer, Chief Accounting Officer,
                                        Acting Chief Financial Officer and
                                        Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
NT Media Corporation of California, Inc. and Subsidiaries
Los Angeles, California

We have audited the consolidated balance sheet of NT Media Corporation of California, Inc. and Subsidiaries, a development stage company, (the "Company"), as of December 31, 2007, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. The statements of operations, stockholders' equity and cash flows included in the cumulative information from inception (June 4, 1999) to December 31, 2006 have been audited by other auditors whose report is presented separately in the Company's 10-KSB filing. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of its operations and its cash flows for the year then ended. Further, in our opinion, based on our audit and the report of other auditors' as referred to above, the financial statements fairly present in all material respects, the results of the Company's operations and cash flows for the period from inception (June 4, 1999) to December 31, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses from operations, has a working capital deficit and has an accumulated deficit of $6,162,666 as of December 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from such uncertainty.



/s/ Goldman Parks Kurland Mohidin
Encino, California
April 4, 2008

                                AJ. ROBBINS, P.C.
                              216 SIXTEENTH STREET
                                    SUITE 600
                             DENVER, COLORADO 80202

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
NT Media Corp. of California, Inc.
Los Angeles, California

We have audited the accompanying consolidated statements of operations, changes in stockholders' deficit, and cash flows of NT Media Corp. of California, Inc. and Subsidiaries (a development stage company) for the year ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for the year ended December 31, 2006 of NT Media Corp. of California, Inc. and Subsidiaries in conformity with generally accepted accounting principles in the United States of America.

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

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
April 2, 2007

               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2007

                                     ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                     $       266

                                                                    -----------
TOTAL CURRENT ASSETS                                                $       266
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable                                              $   364,923
      Accrued liabilities                                               342,950
      Accrued liabilities to related parties                            727,930
      Notes payable                                                     797,859
      Notes payable, related party                                        7,000
      Convertible notes payable                                         287,200
      Convertible notes payable, related party                          630,600
      Accrued litigation settlement                                     113,178

                                                                    -----------
TOTAL CURRENT LIABILITIES                                             3,271,640


MINORITY INTEREST                                                            --

COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' DEFICIT
      Preferred stock, $0.001 par value, 5,000,000 shares
        authorized; 0 shares issued and outstanding                          --
      Common stock; $0.001 par value; 1,000,000,000 shares
        authorized; 2,628,088 shares issued and outstanding               2,628
      Additional paid-in capital                                      2,888,664
      Deficit accumulated during the development stage               (6,162,666)

                                                                    -----------
TOTAL STOCKHOLDERS' DEFICIT                                          (3,271,374)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $       266
                                                                    ===========


      See accompanying notes to consolidated financial statements.






                      NT Media Corp. of California, Inc. and Subsidiaries

                                  (A DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     CUMULATIVE FROM
                                                             TWELVE MONTHS ENDED       JUNE 4, 1999
                                                         --------------------------   (INCEPTION) TO
                                                         DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                            2007           2006           2007
                                                         -----------    -----------    -----------

REVENUE                                                          --     $        --    $   385,997
                                                         -----------    -----------    -----------

COSTS AND EXPENSES
    General and administrative                               716,602        414,789      4,937,792
    Depreciation and amortization                                 --             --        132,077
    Impairment of film costs                                      --         33,791        156,445
    Impairment of related party receivables                       --         35,383         35,383
    Inventory Write-down                                          --         24,820         24,820
    Loss on litigation settlement                                 --             --        100,000

                                                         -----------    -----------    -----------
TOTAL COSTS AND EXPENSES                                     716,602        508,783      5,386,517
                                                         -----------    -----------    -----------

LOSS FROM OPERATIONS                                        (716,602)      (508,783)    (5,000,520)

OTHER INCOME (EXPENSE)
    Interest income, related party                                --          2,084         23,154
    Interest expense                                        (207,892)       (90,492)      (465,525)
    Interest expense, related party                          (40,452)       (39,153)      (335,314)
    Loan fees                                                     --             --       (616,000)
    Debt forgiven                                                 --             --        290,595
    Legal fees forgiven                                           --             --         12,296
    Provision for common stock subscription receivable            --        (91,552)       (91,552)

                                                         -----------    -----------    -----------
TOTAL OTHER INCOME (EXPENSE)                                (248,344)      (219,113)    (1,182,346)
                                                         -----------    -----------    -----------

NET (LOSS) BEFORE MINORITY INTEREST
AND PROVISION FOR INCOME TAXES                              (964,946)      (727,896)    (6,182,866)

MINORITY INTEREST                                                 --             --         33,000
                                                         -----------    -----------    -----------

NET (LOSS)  BEFORE PROVISION
    FOR INCOME TAXES                                        (964,946)      (727,896)    (6,149,866)


PROVISION FOR INCOME TAXES                                       800          1,600         12,800
                                                         -----------    -----------    -----------

NET (LOSS)                                               $  (965,746)   $  (729,496)   $(6,162,666)
                                                         ===========    ===========    ===========

NET (LOSS) PER SHARE:
    BASIC AND DILUTED                                    $     (0.79)   $     (1.52)
                                                         ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
    BASIC AND DILUTED                                      1,219,024        479,575
                                                         ===========    ===========

                  See accompanying notes to consolidated financial statements.





                       NT Media Corp. of California, Inc. and Subsidiaries

                                  (A DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             CUMULATIVE FROM
                                                     TWELVE MONTHS ENDED       JUNE 4, 1999
                                                 --------------------------   (INCEPTION) TO
                                                 DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                     2007           2006           2007
                                                 -----------    -----------    -----------

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
  Net loss before minority interest              $  (965,746)   $  (729,496)   $(6,195,666)
  Adjustment to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization expense                 --             --        132,077
    Impairment loss                                       --         33,791        336,773
    Inventory write-down                                  --         24,820         24,820
    Impairment of related party receivables               --         35,383         35,383
    Operating expenses paid by reducing note
      receivable                                          --             --         10,000
    Stock issued for services                        404,780        241,503        859,783
    Deferred Compensation                             10,417             --         10,417
    Stock issued for loan fees                            --             --        423,000
    Stock options issued for services                     --             --         60,370
    Legal fees forgiven                                   --             --        (12,296)
    Debts forgiven                                        --             --       (290,595)
    Provision for common stock subscription
      receivable                                          --         89,468         89,468
    Beneficial conversion of accrued interest        110,036             --        110,036
  Changes in assets and liabilities:
   Interest receivable                                    --             --        (19,986)
   Inventory                                              --             --        (24,820)
   Other assets                                           --             --        (24,000)
   Litigation settlement                                  --             --        100,000
   Accounts payable and accrued expenses             256,407        136,538      1,076,294
   Accrued expenses, related party                    82,491        132,718        684,507

                                                 -----------    -----------    -----------
Net cash (used in) operating activities             (101,615)       (35,275)    (2,614,435)
                                                 -----------    -----------    -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Notes receivable from officer                           --             --        (45,048)
  Collection of notes receivable from officer             --             --         35,048
  Notes receivable, related parties                       --             --        (50,000)
  Collection of notes receivable, related
    parties -                                             --             --         50,000
  Investment in property and equipment                    --             --        (18,879)
  Investment in film costs                                --             --       (133,005)
  Investment in web site development costs                --             --       (292,968)

                                                 -----------    -----------    -----------
Net cash (used in) investing activities                   --             --       (454,852)
                                                 -----------    -----------    -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                  --             --      1,254,154
  Proceeds from equity investment of minority
    interest                                              --             --         33,000
  Payment of offering costs                               --             --        (66,450)
  Proceeds from notes payable                        150,859         16,000        851,859
  Proceeds from note payable, related party           36,707         34,443        287,992
  Payment of note payable, related party             (86,100)       (15,700)      (208,802)
  Proceeds from issuance of convertible notes             --             --        917,800

                                                 -----------    -----------    -----------
Net cash provided by financing activities            101,466         34,743      3,069,553
                                                 -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                      (149)          (532)           266

CASH AND CASH EQUIVALENTS,
  Beginning of period                                    415            947             --
                                                 -----------    -----------    -----------
CASH AND CASH EQUIVALENTS,
  End of period                                  $       266    $       415    $       266
                                                 ===========    ===========    ===========

                  See accompanying notes to consolidated financial statements.





SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Interest paid                                  $        --    $        --    $     1,911
                                                 ===========    ===========    ===========
  Income taxes paid                              $        --    $     1,600    $     4,000
                                                 ===========    ===========    ===========

  NONCASH FINANCING ACTIVITIES:
  Beneficial conversion on accrued
    interest                                     $   110,036    $        --    $   110,036
                                                 ===========    ===========    ===========
  Stock issued for services                      $   404,780    $   241,503    $   859,783
                                                 ===========    ===========    ===========
  Stock issued for loan fees                     $        --    $        --    $   423,000
                                                 ===========    ===========    ===========
  Stock options issued for services              $        --    $        --    $    60,370
                                                 ===========    ===========    ===========


                  See accompanying notes to consolidated financial statements.




                                       NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                                                  (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                FOR THE PERIOD FROM JUNE 4, 1999 (INCEPTION) TO DECEMBER 31, 2007

                                                                                                   Deficit
                                                                                     Common      accumulated
                                                   Common stock       Additional     Stock       during the     Deferred
                                               -------------------     paid-in    Subscription   development    Compen-
                                                Shares    Amount      capital     Receivable      stage        sation        Total
                                               ---------  -------   ----------    ---------    -----------   --------   -----------
Balance at June 4, 1999 (inception)                   --  $    --   $       --    $      --    $        --         --   $        --

Stock sales - June 4, 1999 at $0.30 per share     63,415       63       19,937           --             --         --        20,000
Stock sales - August 25, 1999 at $1.10
  per share                                       22,900       23       24,977           --             --         --        25,000
Stock sales - October 12, 1999 at $2.20
  per share                                       89,874       90      199,910      (10,000)            --         --       190,000
Net loss for the period from June 4, 1999
  (inception) December 31, 1999                       --       --           --           --        (65,583)        --       (65,583)
                                               ---------  -------   ----------    ---------    -----------   --------   -----------

Balance at December 31, 1999                     176,189      176      244,824      (10,000)       (65,583)        --       169,417

Payment received on stock sale - February
  1, 2000.                                            --       --           --       10,000             --         --        10,000
Stock sales - April 19, 2000 at $5.70
  per share                                       44,038       44      249,956           --             --         --       250,000
Stock sales - May 5, 2000 at $15.90 per share     12,573       13      199,987           --             --         --       200,000
Net loss                                              --       --           --           --       (810,463)        --      (810,463)
                                               ---------  -------   ----------    ---------    -----------   --------   -----------

Balance at December 31, 2000                     232,800      233      694,767           --       (876,046)        --      (181,046)

Stock sales - April 4, 2001 at $9.70 per share     7,200        7       69,475      (69,482)            --         --            --
Reorganization of NT Media - April 17, 2001       60,000       60          (60)          --             --         --            --
Issuance of stock options - August 30, 2001           --       --       19,500           --             --         --        19,500
Net loss                                              --       --           --           --       (972,048)        --      (972,048)
                                               ---------  -------   ----------    ---------    -----------   --------   -----------

Balance at December 31, 2001                     300,000      300      783,682      (69,482)    (1,848,094)        --    (1,133,594)

Net loss                                              --       --           --           --       (354,279)        --      (354,279)
                                               ---------  -------   ----------    ---------    -----------   --------   -----------

Balance at December 31, 2002                     300,000      300      783,682      (69,482)    (2,202,373)        --    (1,487,873)

Stock sales - various dates at $3.80 per share     6,950        6       26,578           --             --         --        26,584
Stock sales - various dates at $5.30 per share    41,200       41      216,260           --             --         --       216,301
Stock sales - various dates at $6.00 per share     3,925        4       23,546           --             --         --        23,550
Stock sales - various dates at $6.80 per share     3,500        4       23,621           --             --         --        23,625
Stock sales - various dates at $9.00 per share     3,250        3       29,247           --             --         --        29,250
Stock sales - April 30, 2003 at $5.60
  per share                                          915        1        5,146           --             --         --         5,147
Stock sales - May 1, 2003 at $7.10 per share         800        1        5,699           --             --         --         5,700
Stock sales - various dates at $7.50 per share     3,500        4       26,246           --             --         --        26,250
Stock sales - May 8, 2003 at $8.30 per share         300        0        2,475           --             --         --         2,475
Stock sales - May 9, 2003 at $8.60 per share         800        1        6,899           --             --         --         6,900
Stock sales - May 7, 2003 at $9.40 per share         400        0        3,750           --             --         --         3,750
Stock sales - May 19, 2003 at $10.50 per share       500        1        5,249           --             --         --         5,250
Stock sales - May 13 2003 at $12.00 per share        188        0        2,250           --             --         --         2,250
Stock sales - June 30, 2003 at $25.50
  per share                                          250        0        6,375           --             --         --         6,375
Offering costs                                        --       --      (48,476)          --             --         --       (48,476)
Stock issued for services - July 2, 2003 at
  $25.00 per share                                 1,000        1       24,999           --             --         --        25,000
Net loss                                              --       --           --           --       (307,679)        --      (307,679)
                                               ---------  -------   ----------    ---------    -----------   --------   -----------

Balance at December 31, 2003                     367,478      367    1,143,546      (69,482)    (2,510,052)        --    (1,435,621)

                                                                                                                         (CONTINUED)

                                       See accompanying notes to consolidated statements.





                                       NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                                                  (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                FOR THE PERIOD FROM JUNE 4, 1999 (INCEPTION) TO DECEMBER 31, 2007
                                                           CONTINUED

                                                                                                   Deficit
                                                                                     Common      accumulated
                                                   Common stock       Additional     Stock       during the     Deferred
                                               -------------------     paid-in    Subscription   development    Compen-
                                                Shares    Amount      capital     Receivable      stage        sation        Total
                                               ---------  -------   ----------    ---------    -----------   --------   -----------
Stock sales - February 3, 2004 at $3.60
  per share                                        3,566        4       12,770           --             --         --        12,774
Stock sales - April 23, 2004 at $15.00
  per share                                          200        0        3,000           --             --         --         3,000
Stock sales - April 27, 2004 at $17.00
  per share                                          250        0        4,250           --             --         --         4,250
Stock sales - May 26, 2004 at $14.00
  per share                                          300        0        4,200           --             --         --         4,200
Stock sales - November 16, 2004 at $57.10
  per share                                          979        1       55,960           --             --         --        55,961
Stock sales - December 16, 2004 at $63.90
  per share                                          747        1       47,686           --             --         --        47,687
Offering costs                                        --       --      (13,188)          --             --         --       (13,188)
Stock issued for loan fees - June 18, 2004
  at $56.40 per share                              7,500        8      422,992           --             --         --       423,000
Stock issued for services - July 2, 2004 at
  $90.00 per share                                 2,000        2      179,998           --             --         --       180,000
Stock issued for services - August 10, 2004
  at $85.00 per share                                100        0        8,500           --             --         --         8,500
Issuance of warrants for services - August
  10, 2004.                                           --       --       40,870           --             --         --        40,870
Net loss                                              --       --           --           --     (1,447,749)        --    (1,447,749)
                                               ---------  -------   ----------    ---------    -----------   --------   -----------

Balance at December 31, 2004                     383,120      383    1,910,584      (69,482)    (3,957,801)        --    (2,116,316)

Stock sales - July 13, 2005 at $25.00
  per share                                        1,915        2       47,873           --             --         --        47,875
Offering costs                                        --       --       (4,786)          --             --         --        (4,786)
Net loss                                              --       --           --           --       (509,623)        --      (509,623)
                                               ---------  -------   ----------    ---------    -----------   --------   -----------

Balance at December 31, 2005                     385,035      385    1,953,671      (69,482)    (4,467,424)        --    (2,582,850)

Stock issue for services - June 12, 2006 at
  $1.00 per share                                 25,000       25       24,975           --             --         --        25,000
Stock issue for conversion of bridge
  notes - June 16, 2006 at $0.71 per share        76,056       76       53,924           --             --         --        54,000
Stock issue for services - June 19, 2006 at
  $0.61 per share                                 22,000       22       13,398           --             --         --        13,420
Stock issue for services - June 20, 2006 at
  $0.61 per share                                  8,000        8        2,992           --             --         --         3,000
Subscription Receivable Write-off                     --        -           --       69,482             --         --        69,482
Stock issue for services - July 12, 2006 at
  $1.00 per share                                 25,000       25       24,975           --             --         --        25,000
Stock issue for services - July 20, 2006 at
  $2.58 per share                                 25,000       25       64,475           --             --         --        64,500
Stock issue for services - July 20, 2006 at
  $0.40 per share                                 25,000       25        9,975           --             --         --        10,000
Stock issue for services - Aug 2, 2006 at
  $1.70 per share                                 30,000       30       50,970           --             --         --        51,000
Stock issue for services - Nov. 20, 2006 at
  $1.00 per share                                 10,000       10        9,990           --             --         --        10,000
Stock issue for services - Nov. 20, 2006 at
  $1.00 per share                                 10,000       10        9,990           --             --         --        10,000
Stock issue for services - Dec. 5, 2006 at
  $1.00 per share                                 10,000       10        9,990           --             --         --        10,000
Stock issue for services - Dec. 5, 2006 at
  $1.00 per share                                 20,000       20       19,980           --             --         --        20,000
Stock issue for services - Dec. 28, 2006 at
  $1.00 per share                                 10,000       10        9,990           --             --         --        10,000
Deferred stock-based compensation                     --       --           --           --             --    (10,417)      (10,417)
Net loss - Twelve Months                              --       --           --           --       (729,496)        --      (729,496)
                                               ---------  -------   ----------    ---------    -----------   --------   -----------

Balance at December 31, 2006                     681,091      681    2,259,295           --     (5,196,920)   (10,417)   (2,947,361)
                                                                                                                         (CONTINUED)

                                       See accompanying notes to consolidated statements.




                                       NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                                                  (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                FOR THE PERIOD FROM JUNE 4, 1999 (INCEPTION) TO DECEMBER 31, 2007
                                                           CONTINUED

                                                                                                   Deficit
                                                                                     Common      accumulated
                                                   Common stock       Additional     Stock       during the     Deferred
                                               -------------------     paid-in    Subscription   development    Compen-
                                                Shares    Amount      capital     Receivable      stage        sation        Total
                                               ---------  -------   ----------    ---------    -----------   --------   -----------

Stock issue for services - Feb. 23, 2007 at
  $1.10 per share                                 38,000       38       41,762           --             --         --        41,800
Stock issue for services - Feb. 23, 2007 at
  $1.10 per share                                 38,000       38       41,762           --             --         --        41,800
Deferred stock-based compensation                     --        -           --           --             --     10,417        10,417
Stock issue for services - July 3, 2007 at
  $.40 per share                                  37,500       38       14,962           --             --         --        15,000
Stock issue for services - July 12, 2007 at
  $.40 per share                                  34,091       34       14,966           --             --         --        15,000
Stock issue for services - July 12, 2007 at
  $1.14 per share                                 30,000       30       34,170           --             --         --        34,200
Stock issue for services - July 12, 2007 at
  $1.14 per share                                 10,000       10       11,390           --             --         --        11,400
Stock issue for services - July 15, 2007 at
  $2.00 per share                                 50,000       50       99,950           --             --         --       100,000
Stock issue for services - July 20, 2007 at
  $2.90 per share                                  5,000        5       14,495           --             --         --        14,500
Stock issue for services - July 20, 2007 at
  $2.90 per share                                  5,000        5       14,495           --             --         --        14,500
Stock issue for services - July 22, 2007 at
  $2.90 per share                                 10,000       10       28,990           --             --         --        29,000
Stock issue for services - July 27, 2007 at
  $1.33 per share                                  1,000        1        1,329           --             --         --         1,330
Stock issue for services - July 30, 2007 at
  $.52 per share                                  28,846       29       14,971           --             --         --        15,000
Stock issue for services - August 1, 2007 at
  $1.75 per share                                 25,000       25       43,725           --             --         --        43,750
Stock issue for services - August 31, 2007 at
  $.088 per share                                 63,000       63        5,481           --             --         --         5,544
Stock issue for services - October 3, 2007 at
  $.088 per share                                107,455      107        9,349           --             --         --         9,456
Stock issue for services - October 9, 2007 at
  $.25 per share                                  50,000       50       12,450           --             --         --        12,500
Stock issue for services - October 9, 2007 at
  $.2125 per share                               100,000      100       21,150           --             --         --        21,250
Conversion of accrued interest on
  notes - August 14, 2007 at $.20 per share      200,000      200       39,800           --             --         --        40,000
Conversion of accrued interest on
  notes - August 31, 2007 at $.10 per share      250,000      250       24,750           --             --         --        25,000
Conversion of accrued interest on
  notes - November 7, 2007 at $.035 per share    371,428      372       12,628           --             --         --        13,000
Conversion of accrued interest on
  notes - November 7, 2007 at $.035 per share    321,249      321       10,929           --             --         --        11,250
Conversion of accrued interest on
  notes - November 7, 2007 at $.035 per share    171,428      171        5,829           --             --         --         6,000
Beneficial conversion of accrued interest             --       --      110,036           --             --         --       110,036
Net loss - Twelve Months                              --       --           --           --       (965,746)        --      (965,747)
                                               ---------  -------   ----------    ---------    -----------   --------   -----------

Balance at Decmber 31, 2007                    2,628,088  $ 2,628   $2,888,664    $      --    $(6,162,666)  $     --   $(3,271,374)
                                               =========  =======   ==========    =========    ===========   ========   ===========

                                  See accompanying notes to consolidated financial statements.

                                                              F-9

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
                     AND FROM INCEPTION TO DECEMBER 31, 2007


NOTE 1. NATURE OF BUSINESS

NT Media Corp. of California, Inc. ("NT Media" or "the Company") was incorporated in the State of Delaware on March 14, 2000. On April 17, 2001, in connection with a stock exchange agreement, NT Media acquired 100% of the outstanding common stock of eCast Media Corporation, Inc. ("eCast").

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

In August 2006, we also announced plans to launch Multi-Platform digital media services. The platforms will include PCs, mobile devices, and digital TVs. In September, we started to launch our Music Division, NT Music. NT Music will not be a traditional record label but will focus on creating and acquiring musical content, and marketing and exclusively distributing such content through these new media outlets such as peer-to-peer, viral digital marketing, mobile content and ring-tone sales. We also plan to re-launch our series "Real or Fake" which previously debuted on its Neurotrash Website and make it available for mobile content. We also plan to make it user-generated as well as with consumer voting and contests.

In August of 2006, we announced the intent to produce the Hollywood House Party Series. We will make the series available for mobile media through our recent plans to provide multi-platform Digital Media services. We have also allocated a $500 prize for the best Hollywood House party Clip. The Company has received numerous clips and plans to display them upon the completion of the new website anticipated in the third quarter of 2008.

In September of 2006, we announced that we had signed with BANGO, PLC to sell and deliver NT Media's content to mobile customers worldwide. BANGO PLC is a London Stock Exchange traded company which was founded in 1999 to enable content providers to benefit from the opportunities presented by the mobile internet. The Company has continued its affiliation with BANGO PLC and the Company will utilize its mobile web services with the launch of its Mobile Platform anticipated in the third quarter of 2008.

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
                     AND FROM INCEPTION TO DECEMBER 31, 2007


In October of 2006, we announced that we had signed Mikey Mo "The MC" to our newly created music division. NT Music will focus on distributing Mikey Mo's music through digital musical distribution as well as mobile music content. We plan to distribute the music through digital media outlets such as peer-to-peer, viral digital marketing and mobile content. We also plan to make Mikey Mo's music available through digital services such as Apple iTunes, Napster and MSN Music. The Company took the first step by launching an online music store in March 2007. The Company has also expanded the availability of Mikey Mo's music by distributing it on Audio Lunchbox and Peer Impact. The main sources of revenues will be: online advertising, sale of content, music downloads, video downloads, ringtone sales and affiliate programs.

In November of 2006, we announced our plan to distribute our music on iTunes, the digital download store from Apple, Napster and MSN Music and numerous other digital music stores, including mobile platforms and subscription services. The Company has continued its efforts in making its website compatible with the various digital music stores.

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

In August of 2007, the Company announced that it has entered into an affiliate program with StubHub. StubHub is the largest ticket marketplace in the world, based on sales. It enables fans to buy and sell tickets at fair market value to a vast selection of sporting, concert, theater and other live entertainment events, even those that are "sold out". The Company plans to utilize this as a synergistic development to go along with the NT MusicStore which carries digital music downloads from the five major record labels.

In September of 2007, the Company announced the acquisition of YouTubeVibes, a video search portal website dedicated to showcasing video clips and media generated by users.

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
                     AND FROM INCEPTION TO DECEMBER 31, 2007


NOTE 2. GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of and for the year ended December 31, 2007, the Company incurred a significant net loss, had an accumulated deficit and a working capital deficit. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
                     AND FROM INCEPTION TO DECEMBER 31, 2007


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

Basis of Consolidation

The consolidated financial statements include the accounts of NT Media and its wholly owned subsidiary, eCast and its 51% owned subsidiary, SUD. eCast and SUD are inactive. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Authorized Shares and Reverse Stock Split

On July 18, 2007, the Company filed a Certificate of Amendment to its Certificate of Incorporation (the"Amendment") with the Secretary of State of the State of Delaware after stockholders approved by written consent proposals to
(i) increase the number of authorized shares of Common Stock from 100,000,000 to 1,000,000,000, and (ii) effect a reverse stock split of the Common Stock of the Company in the ratio of one-hundred for one (100:1). As a result of the reverse stock split, the Company has restated all prior per share amounts in the accompanying financial statements.

Inventory

Inventory consisted of videocassettes and digital video disks ("DVDs") of the Company's non-theatrical production and its remaining carrying value of $24,820 was deemed impaired and a full allowance was recorded in 2006.

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
                     AND FROM INCEPTION TO DECEMBER 31, 2007


Equipment and Depreciation

Equipment is recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any reselling gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for consolidated financial statements purposes. During the year ended December 31, 2006, equipment consisting of fully depreciated computers was deemed obsolete and disposed of. There was no depreciation expense recorded for the years ended December 31, 2007 and 2006.

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

Capitalized Film Costs

Capitalized film costs consisted of investments in films which include the unamortized costs of completed films which have been produced by the Company. Capitalized costs include all direct production and financing costs, and production overhead.

Costs of acquiring and producing films were amortized using the individual-film-forecast method, whereby these costs are amortized and participation and residual costs are accrued in the proportion that current year's revenue bears to management's estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the films.

Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release.

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
                     AND FROM INCEPTION TO DECEMBER 31, 2007


Capitalized film costs were stated at the lower of amortized cost or estimated fair value on an individual film basis. The valuation of investment in films is reviewed on a title-by-title basis, when an event or changes in circumstances indicated that the fair value of a film is less than its unamortized cost. The fair value of the film is determined using management's future revenue and cost estimates. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management's future revenue estimates. During 2006, in reviewing the ultimate revenue for the Company's films, it was determined that there was an impairment of its remaining unamortized capitalized film costs and an impairment loss in the amount of $33,791 was recognized.

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

The Company has adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48") as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies' financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than fifty

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
                     AND FROM INCEPTION TO DECEMBER 31, 2007


percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing FIN 48, the Company's management has reviewed the Company's tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material affect on the Company.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company's evaluation was performed for the tax years ended December 31, 2004 through 2007 for U.S. Federal Income Tax and for the tax years ending December 31, 2004 through 2007 for the State of New Mexico Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007.

The Company does not have any unrecognized tax benefits as of January 1, 2007 and December 31, 2007 which if recognized would affect the Company's effective income tax rate.

The Company's policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes as of January 1, 2007 or December 31, 2007.

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

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
                     AND FROM INCEPTION TO DECEMBER 31, 2007


Stock Based Compensation

The Company adopted SFAS No. 123 (Revised 2004), SHARE BASED PAYMENT ("SFAS No. 123R"), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and allowed under the original provisions of SFAS No.
123. Prior to the adoption of SFAS No. 123R, the Company would have accounted for its stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations. As of December 31, 2007, the Company does not have any qualified or non-qualified stock option plans, nor did it grant any stock options during the years ended December 31, 2007 and 2006.

Advertising Costs

Advertising and sales promotion costs are expensed as incurred. The Company did not incur any advertising costs in the years ended December 31, 2007 and 2006.

Earnings per Common Share

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive. There were no outstanding warrants and options outstanding at December 31, 2007 and 2006.

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

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
                     AND FROM INCEPTION TO DECEMBER 31, 2007


Recently Issued Accounting Pronouncements

The Company has adopted all accounting pronouncements effective before December 31, 2007, which are applicable to the Company.


In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157"), which establishes a formal framework for measuring fair value under Generally Accepted Accounting Principles ("GAAP"). SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and American Institute of Certified Public Accountants ("AICPA") pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the potential effect of SFAS No. 157 on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No.
107. SFAS No. 159 is effective as of the beginning of a company's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is currently assessing the potential effect of SFAS No. 159 on its financial statements.

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
                     AND FROM INCEPTION TO DECEMBER 31, 2007


In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (Revised 2007), Business Combinations. Under this statement, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. This statement also includes a substantial number of new disclosure requirements. SFAS No. 141 (Revised 2007) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt the provisions of this statement on future business combinations, as applicable, starting January 1, 2009.

In December 2007, the FASB issue SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years beginning on or after December 15, 2008. The Company is assessing the impact of adopting SFAS No. 160, if any, on its financial statements.

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings". SAB No. 109 addresses written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles and is effective on a prospective basis to loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company is currently assessing the impact of adopting SAB No. 109, if any, on the financial statements.


NOTE 4. NOTES PAYABLE

On March 31, 2003, the Company obtained a note payable in the amount of $15,000 at an interest rate of 12% per year. Principal and interest were due on September 30, 2003 or upon the Company raising additional funds of more than $100,000, whichever occurs first. $14,000 of principal was converted into 19,718 shares of the Company's common stock on June 15, 2006. The unpaid balance is $1,000 at December 31, 2007. During 2007, accrued interest totaling $6,000 was converted into 171,428 shares of the Company's common stock.

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
                     AND FROM INCEPTION TO DECEMBER 31, 2007


On August 27, 2003, the Company obtained a note payable in the amount of $30,000 at an interest rate of 12%, due on November 1, 2003 or upon the Company raising additional funds of more than $75,000. The note was converted into 42,254 shares of the Company's common stock on June 15, 2006. In connection with this loan, the Company paid $3,000 of loan fees to Astor Capital, Inc. ("Astor"), a related party entity which owns less than 1% of the Company's outstanding common stock and is a California corporation of which Ali Moussavi, the Company's President, is the Manager/Partner and 50% owner. Effective interest, which includes loan fees, was 42%.

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

On April 29, 2004, the Company obtained a note payable in the amount of $100,000 with interest at the rate of 12% per year. The note was due on July 29, 2004 or upon the Company raising additional funds of $100,000, whichever occurs first, and has been extended by mutual consent. In connection with this loan, the Company paid loan fees of 3,000 shares of its common stock to the lender and $10,000 to Astor. The shares were valued at the market price of the common stock on April 29, 2004 of $12 per share, for a total of $36,000. The loan fees were recorded as a prepaid expense and were amortized over the term of the loan.

On June 17, 2004, the Company obtained a note payable in the amount of $120,000 with interest at the rate of 12% per year. The note was due on August 28, 2004 or upon the Company raising additional funds of $100,000, whichever occurs first, and was extended by mutual consent. In connection with this loan, the Company paid loan fees of 3,000 shares of its common stock to the lender and $12,000 to Astor. The shares were valued at the market price of the common stock on June 17, 2004 of $84 per share, for a total of $252,000. The loan fees were recorded as a prepaid expense and were amortized over the term of the loan.

On June 30, 2004, the Company obtained a note payable in the amount of $200,000 with interest at the rate of 10% per year. The note was due on September 17, 2004 or upon the Company raising additional funds of $100,000, whichever occurs first, and has been extended by mutual consent. In connection with this loan, the Company paid loan fees of 1,500 shares of its common stock to the lender and $20,000 to Astor. The shares were valued at the market price of the common stock on June 30, 2004 of $90 per share, for a total of $135,000. The loan fees were recorded as a prepaid expense and were amortized over the term of the loan. During 2007, accrued interest totaling $78,000 was converted into an aggregate of 821,428 shares of the Company's common stock.

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
                     AND FROM INCEPTION TO DECEMBER 31, 2007


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

On March 22, 2005, the Company obtained a note payable in the amount of $50,000 with interest at the rate of 10% per year. The note was due on or before June 30, 2006 and has been extended to June 30, 2008. On June 15, 2006, $10,000 of principle was converted into 14,085 shares of the Company's common stock. The outstanding principal balance at December 31, 2007 was $40,000. During 2007, accrued interest totaling $11,250 was converted into 321,429 shares of the Company's common stock.

On September 12, 2005, the Company obtained a note payable in the amount of $20,000 with interest at the rate of 12% per year. The note was due on or before October 31, 2005, and is past due. In connection with this note payable the Company is required to issue 1,000 common shares in payment of loan fees. The shares have not been issued.

In December 2006, the Company obtained two notes payable, $6,000 and $10,000, from the same party totaling with interest at the rate of 10% per year for each note. The notes were due on June 1, 2007 and June 6, 2007 respectively, and have been extended by mutual consent.

In 2007, the Company obtained two notes payable, $20,000 and $15,000, from the same party bearing interest at the rate of 10% per year for each note. The notes were due October 1, 2007 and December 7, 2007, respectively, and have been extended by mutual consent.


NOTE 5. CONVERTIBLE NOTES PAYABLE

As of December 31, 2007, the Company had $287,200 of 6% subordinated convertible notes outstanding to a shareholder who owned less than 1% of the issued and outstanding stock of the Company as of December 31, 2007. All notes are convertible to common shares, $0.001 par value, at a conversion price that equals the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company's securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes be converted on the sixth and seventh year of their anniversary date or are due and payable in the event that the Company's shares of common stock are not publicly traded. The notes must be converted during 2008. All of the notes are classified as a current liability at December 31, 2007. The proceeds were primarily used for operating activities as well as for investing in website development. Interest expense accrued for the periods ended December 31, 2007 and 2006, totaled $17,232 and $17,232, respectively. As of December 31, 2007, interest accrued on convertible notes totaled $118,867.

During 2007, all the convertible notes as described above totaling $287,200 reached their maturity dates. These notes were extended under the same terms and conditions for a period of one year.

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
                     AND FROM INCEPTION TO DECEMBER 31, 2007


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

On November 17, 2005, the Company borrowed in the amount of $4,000 from its President having no stated interest rate. The note is due and payable on or before November 17, 2006 and has been extended to December 31, 2008.

On March 24, 2006, the Company borrowed $32,500 from its President having no stated interest rate. The note is due on or before March 24, 200 and has been extended to December 31, 2008. This note was repaid in January of 2007.

On May 2, 2006 the Company borrowed $100 and $1,020 from the President of the Company. Both of the notes were due August 2, 2006 and bear no interest. These notes were repaid in January 2007.

On July 18, 2006 the company borrowed $300 from a related party with no interest. The note is due August 7, 2008 and has been extended to December 31, 2008.

On August 7, 2006 the Company borrowed $523 from the President of the Company with no interest. The note is due August 7, 2008 and has been extended to December 31, 2008.

During 2007, the Company borrowed an aggregate of $1,276 from its President with no interest. The notes are due on various dates in 2008.

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
                     AND FROM INCEPTION TO DECEMBER 31, 2007


NOTE 7. CONVERTIBLE NOTES - RELATED PARTY

As of December 31, 2007, the Company had $630,600 of 6% subordinated convertible notes outstanding. The notes are due to a related party who owned less than 1% of the issued and outstanding stock of the Company as of December 31, 2007. All notes are convertible to common shares, $0.001 par value, at a conversion price that equals the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company's securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes be converted on the sixth and seventh year of their anniversary date or are due and payable in the event that the Company's shares of common stock are not publicly traded. All of the notes must be converted during 2008. All of these notes are classified as a current liability at December 31, 2007. The proceeds were primarily used for operating activities as well as for investing in Web site development. Interest expense for the periods ended December 31, 2007 and 2006 was $37,836 and $37,836, respectively. As of December 31, 2007, interest accrued on convertible notes totaled $259,931.

During 2007, all the convertible notes as described above totaling $630,600 reached their maturity date. These notes have been extended under the same terms and conditions for a period one year.


NOTE 8. INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 2007 and 2006 differs from the computed expected provision (benefit) at the federal statutory rate for the following reasons:



                                                         2007            2006
                                                       ---------      ---------

Computed expected income tax provision
(benefit)                                              ($328,000)     ($247,000)

State tax, net of federal                                (56,000)            --


Impairment of film costs                                      --         11,000

Impairment of Inventory                                       --          8,000

Impairment of related party receivables                       --         42,000

Net operating loss carryforward increased                384,000        186,000

Non-deductible meals and entertainment                        --             --
                                                       ---------      ---------

Income tax provision (benefit)                         $      --      $      --
                                                       =========      =========

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
                     AND FROM INCEPTION TO DECEMBER 31, 2007


The components of the deferred tax assets and (liabilities) as of December 31, 2007 were as follows:


Deferred tax assets:
Net operating loss carryforward                                     $ 1,915,000
Less valuation allowance                                             (1,915,000)
                                                                    -----------

Net deferred tax liability                                          $        --
                                                                    ===========

The components of the deferred tax (expense) benefit were as follows for the years ended December 31, 2007 and 2006:
                                                       2007              2006
                                                     ---------        ---------

Increase in net operating loss
carryforward                                         $ 384,000        $ 200,000
Change in valuation allowance                         (384,000)        (200,000)
                                                     ---------        ---------

Income tax provision (benefit)                       $      --        $      --
                                                     =========        =========


As of December 31, 2007, the Company has net operating loss carryforwards available to offset future taxable income of approximately $4,570,000 expiring beginning in 2020


NOTE 9. COMMITMENTS AND CONTINGENCIES

Starting in 2006, the Company has been using the offices of the Company's President at no cost, which is expected to continue until adequate funds are available.


NOTE 10. STOCKHOLDERS' DEFICIT

On June 12, 2006 the Company entered into an agreement with a related party to provide consulting services over a one year period for 25,000 shares of common stock under the consultant stock plan valued at $25,000, the fair market value of the shares on the date of the agreement which was amortized over the term of the agreement. The shares were issued in July 2006.

On June 16, 2006, 76,056 shares were issued to repay $54,000 of notes payable. The shares were valued at $54,000, the fair market value of the shares on the date of the agreement.

On June 19, 2006, 22,000 shares were issued in payment for consulting services. These shares were valued at $13,420, the fair market value of the shares on the date of the agreement.

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
                     AND FROM INCEPTION TO DECEMBER 31, 2007


On June 20, 2006 the Company issued 8,000 shares of common stock to a consultant for past services rendered. These shares were valued at $3,000, the fair market value of the shares on the date of the agreement.

On June 29, 2006 the Company adopted a 2006 Consultant Stock Plan (the "Stock Plan") authorizing the Company to issue or grant up to 250,000 shares of Common Stock of the Company (the "Shares") to persons providing consulting services to the Company. On July 6, 2006 the company filed a Registration Statement on Form S-8 registering the Shares with the SEC. As of February 2007, the Company has issued 246,000 Shares under the Stock Plan.

On July 12, 2006 the Company issued 25,000 Shares under the consultant stock plan for consulting services provided by a related party valued at $25,000, the fair market value of shares on the date the agreement was signed.

On July 15, 2006, the Company entered into an agreement with an outside party to provide consulting services over a three month period for 30,000 shares of common stock under the consultant stock plan valued at $51,000 the fair market value of the shares on the date of the agreement. The shares were issued in August 2006.

On July 20, 2006, the Company issued 25,000 Shares of common stock under the consultant stock plan to settle a $2,000 liability and to pay for services performed valued at $62,500, the fair market value of the shares on the date of the agreement.

On July 24, 2006 the Company entered into an agreement with a consultant to provide services for $10,000, which was paid through the issuance of 25,000 shares of common stock under the consultant stock plan.

On November 20, 2006 the Company entered into an agreement with two consultants to provide services for an aggregate of $20,000, which was paid through the issuance of 20,000 shares of common stock under the consultant stock plan.

On December 5, 2006 the Company entered into an agreement with two consultants to provide services for an aggregate of $30,000, which was paid through the issuance of 30,000 shares of common stock under the consultant stock plan.

On December 28, 2006 the Company entered into an agreement with consultant to provide services for $10,000, which was paid through the issuance of 10,000 shares of common stock under the consultant stock plan.

During 2007, the Company entered into agreements with various consultants to provide services totaling $426,030, which have been paid through issuances of an aggregate of 932,048 shares of common stock under the consultant stock plan.

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
                     AND FROM INCEPTION TO DECEMBER 31, 2007


NOTE 11. RELATED PARTY TRANSACTIONS

Astor Capital, Inc.

The Company had previously engaged Astor as its investment banker and advisory services consultant. The agreement was terminated on January 12, 2005. The Company did not pay Astor consulting, loan or placement fees for the years ended December 31, 2007 and 2006. The Company has an accrued balance payable to Astor of $309,677 as of December 31, 2007.

Riddle Records, Inc.

During the third quarter of 2004, the Company abandoned its plan to complete production of project entitled "Rap Battle". As a result of this decision, the Company sold its interest in this project to Riddle Records, Inc., a related party, in exchange for the reimbursement of all of the Company's production costs incurred to date, which totaled $12,717. Due to limited operations of Riddle Records, the Company has recorded an allowance for doubtful account during the year ended December 31, 2006.


NOTE 12. LITIGATION

The Company is subject to various claims covering a wide range of matters that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

During 2002, the Company's subsidiary settled a lawsuit with its prior landlord in the amount of $100,000. As of December 31, 2007 the balance due for the settlement had not been paid and is reflected as a current liability in the accompanying consolidated balance sheet.

Management is aware of a threatened litigation matter involving the nonpayment of certain legal fees. The claim for this matter is approximately $9,000. Management is not aware of any attempts by the claimant for pursuit of the litigation.


NOTE 13. SUBSEQUENT EVENTS

In January of 2008, the Company issued a note to its President in the amount of $200,000 with no interest and a due date of January 10, 2009. The proceeds were used to repay outstanding notes.

On March 24, 2008 the company borrowed $15,000 from a related party with no interest. The note is due September 24, 2008.

On March 28, 2008 the company borrowed $15,000 from a related party with no interest. The note is due September 28, 2008.