Form 10-Q
period 2008-03-31
NT MEDIA CORP OF CALIFORNIA INC
filed 2008-05-20
CIK 318622

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 2008

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ___ to ____

                         Commission File Number 0-31012

                       NT MEDIA CORP. OF CALIFORNIA, INC.
                       ----------------------------------
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                               94-3357128
------------------------------------------------  ------------------------------
(State or other jurisdiction of incorporation or       (I.R.S. Employer
                 organization)                        Identification No.)

               7800 OCEANUS DRIVE
            LOS ANGELES, CALIFORNIA                          90046
------------------------------------------------  ------------------------------
    (Address of principal executive offices)               (Zip Code)

                    Issuer's telephone number: (323) 445-4833


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer|_| Smaller reporting company |X|

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Number of shares outstanding as of May 15, 2008:  2,628,088 common shares.

Transitional Small Business Disclosure Format:  Yes  [_]      No [X]

                                    FORM 10-Q

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.    FINANCIAL
           INFORMATION
           Item 1.    Condensed Consolidated Financial Statements
                      (unaudited):                                             3
                      Notes to Condensed Consolidated Financial Statements     6

           Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                    12

           Item 3.    Quantitative and Qualitative Disclosures About
                      Market Risk.                                            15

           Item 4.    Controls and Procedures.                                15

PART II.   OTHER
           INFORMATION
           Item 1.    Legal Proceedings                                       16

           Item 2.    Unregistered Sales of Equity Securities and Use
                      of Proceeds                                             16

           Item 3.    Defaults Upon Senior Securities                         16

           Item 4.    Submission of Matters to a Vote of Security
                      Holders                                                 16

           Item 5.    Other Information                                       16

           Item 6.    Exhibits                                                17

SIGNATURES                                                                    18

              NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                 March 31, 2008

                                     ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                     $       155

                                                                    -----------
TOTAL CURRENT ASSETS                                                $       155
                                                                    ===========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable                                              $   338,813
      Accrued liabilities                                               353,271
      Accrued liabilities to related parties                            738,323
      Notes payable                                                     659,000
      Notes payable, related party                                      222,500
      Convertible notes payable                                         287,200
      Convertible notes payable, related party                          630,600
      Accrued litigation settlement                                     113,178

                                                                    -----------
TOTAL CURRENT LIABILITIES                                             3,342,885
                                                                    -----------


MINORITY INTEREST                                                            --

COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' DEFICIT
      Preferred stock, $0.001 par value, 5,000,000 shares
        authorized; 0 shares issued and outstanding                          --
      Common stock; $0.001 par value; 1,000,000,000 shares
        authorized; 2,628,088 shares issued and outstanding               2,628
      Additional paid-in capital                                      2,888,664
      Deficit accumulated during the development stage               (6,234,022)
                                                                    -----------
TOTAL STOCKHOLDERS' DEFICIT                                          (3,342,730)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $       155
                                                                    ===========


          See accompanying notes to consolidated financial statements.


                              NT Media Corp. of California, Inc. and Subsidiaries

                                         (A Development Stage Company)
                                     Consolidated Statements of Operations


                                                                 THREE MONTHS ENDED          CUMULATIVE FROM
                                                           -----------------------------         JUNE 4,
                                                            MARCH 31,          MARCH 31,   1999 (INCEPTION) TO
                                                              2008               2007        MARCH 31, 2008
                                                           -----------       -----------       -----------
REVENUE                                                    $        --       $        --       $   385,997
                                                           -----------       -----------       -----------

COSTS AND EXPENSES
   General and administrative                                   38,492            77,548         4,976,284
   Depreciation and amortization                                    --                --           132,077
   Impairment of film costs                                         --                --           156,445
   Impairment of related party receivables                          --                --            35,383
   Inventory Write-down                                             --                --            24,820
   Loss on litigation settlement                                    --                --           100,000
                                                           -----------       -----------       -----------
TOTAL COSTS AND EXPENSES                                        38,492            77,548         5,425,009
                                                           -----------       -----------       -----------

LOSS FROM OPERATIONS                                           (38,492)          (77,548)       (5,039,012)

OTHER INCOME (EXPENSE)
   Interest income, related party                                   --                --            23,154
   Interest expense                                            (22,605)          (19,748)         (488,130)
   Interest expense, related party                              (9,459)          (13,767)         (344,773)
   Loan fees                                                        --                --          (616,000)
   Debt forgiven                                                    --                --           290,595
   Legal fees forgiven                                              --                --            12,296
   Provision for common stock subscription receivable               --                --           (91,552)
                                                           -----------       -----------       -----------
TOTAL OTHER INCOME (EXPENSE)                                   (32,064)          (33,515)       (1,214,410)
                                                           -----------       -----------       -----------

NET (LOSS) BEFORE MINORITY INTEREST
AND PROVISION FOR INCOME TAXES                                 (70,556)         (111,063)       (6,253,422)

MINORITY INTEREST                                                   --                --            33,000
                                                           -----------       -----------       -----------

NET (LOSS)  BEFORE PROVISION
   FOR INCOME TAXES                                            (70,556)         (111,063)       (6,220,422)


PROVISION FOR INCOME TAXES                                         800               800            13,600
                                                           -----------       -----------       -----------

NET (LOSS)                                                 $   (71,356)      $  (111,863)      $(6,234,022)
                                                           ===========       ===========       ===========

NET (LOSS) PER SHARE:
   BASIC AND DILUTED                                       $     (0.03)      $     (0.16)
                                                           ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
   BASIC AND DILUTED                                         2,628,088           710,830
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


                                   NT Media Corp. of California, Inc. and Subsidiaries

                                              (A Development Stage Company)
                                          Consolidated Statements of Cash Flows


                                                                  THREE MONTHS ENDED           CUMULATIVE FROM
                                                             -----------------------------         JUNE 4,
                                                               MARCH 31,        MARCH 31,    1999 (INCEPTION) TO
                                                                2008              2007          MARCH 31, 2008
                                                             -----------       -----------       -----------

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
  Net loss before minority interest                          $   (71,356)      $  (111,863)      $(6,267,022)
  Adjustment to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization expense                             --                --           132,077
    Impairment loss                                                   --                --           336,773
    Inventory write-down                                              --                --            24,820
    Impairment of related party receivables                           --                --            35,383
    Operating expenses paid by reducing note receivable               --                --            10,000
    Stock issued for services                                         --            39,690           859,783
    Deferred Compensation                                             --                --            10,417
    Stock issued for loan fees                                        --                --           423,000
    Stock options issued for services                                 --                --            60,370
    Legal fees forgiven                                               --                --           (12,296)
    Debts forgiven                                                    --                --          (290,595)
    Provision for common stock subscription receivable                --                --            89,468
    Beneficial conversion of accrued interest                         --                --           110,036
  Changes in assets and liabilities:
   Interest receivable                                                --                --           (19,986)
   Inventory                                                          --                --           (24,820)
   Other assets                                                       --                --           (24,000)
   Litigation settlement                                              --                --           100,000
   Accounts payable and accrued expenses                         (15,789)             (374)        1,060,505
   Accrued expenses, related party                                10,393            33,944           694,900
                                                             -----------       -----------       -----------
Net cash (used in) operating activities                          (76,752)          (38,603)       (2,691,187)
                                                             -----------       -----------       -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Notes receivable from officer                                       --                --           (45,048)
  Collection of notes receivable from officer                         --                --            35,048
  Notes receivable, related parties                                   --                --           (50,000)
  Collection of notes receivable, related parties -                   --                --            50,000
  Investment in property and equipment                                --                --           (18,879)
  Investment in film costs                                            --                --          (133,005)
  Investment in web site development costs                            --                --          (292,968)

                                                             -----------       -----------       -----------
Net cash (used in) investing activities                               --                --          (454,852)
                                                             -----------       -----------       -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                              --                --         1,254,154
  Proceeds from equity investment of minority int -                   --                --            33,000
  Payment of offering costs                                           --                --           (66,450)
  Proceeds from notes payable                                     63,057            41,000           914,916
  Proceeds from notes payable, related party                     245,500            35,276           533,492
  Payments of notes payable                                     (201,916)          (38,051)         (201,916)
  Payments of notes payable, related party                       (30,000)               --          (238,802)
  Proceeds from issuance of convertible notes                         --                --           917,800
                                                             -----------       -----------       -----------
Net cash provided by financing activities                         76,641            38,225         3,146,194
                                                             -----------       -----------       -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                  (111)             (378)              155

CASH AND CASH EQUIVALENTS,
  Beginning of period                                                266               415                --
                                                             -----------       -----------       -----------
CASH AND CASH EQUIVALENTS,
  End of period                                              $       155       $        37       $       155
                                                             ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
  Interest paid                                              $    13,084       $        --       $    14,995
                                                             ===========       ===========       ===========
  Income taxes paid                                          $        --       $        --       $     4,000
                                                             ===========       ===========       ===========

  NONCASH FINANCING ACTIVITIES:
  Beneficial conversion on accrued interest                  $        --       $        --       $   110,036
                                                             ===========       ===========       ===========
  Stock issued for services                                  $        --       $    39,690       $   859,783
                                                             ===========       ===========       ===========
  Stock issued for loan fees                                 $        --       $        --       $   423,000
                                                             ===========       ===========       ===========
  Stock options issued for services                          $        --       $        --       $    60,370
                                                             ===========       ===========       ===========


                                     See accompanying notes to consolidated financial statements.

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008


NOTE 1.     BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by NT Media Corp. of California, Inc. and its wholly owned subsidiary, eCast Media Corporation, Inc. (together, the "Company"), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto include on Form 10-KSB for the period ended December 31, 2007. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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


NOTE 2.     GOING CONCERN AND MANAGEMENT'S PLAN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As of and for the period ended March 31, 2008, the Company incurred a net loss, had an accumulated deficit, and had a working capital deficit. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008


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

In January of 2008 the Company entered into an employment agreement with Mr. Ali Moussavi. As part of the agreement Mr. Moussavi's services include acting as the Chairman of the Board, Chief Executive Officer and President of the Company. On May 15 2008, Mr. Moussavi and the Company, with the approval of the Company's Board of Directors (the "Board") and Compensation Committee agreed to memorialize the conditions by entering into a final employment agreement (the "Moussavi Agreement"), under which Mr. Moussavi would continue to provide services as Chief Executive Officer and President of the Company on a full time basis. The material terms of the Moussavi Agreement are described below.

The Moussavi Agreement has a five-year term. The Moussavi Agreement provides for a base salary of $150,000 per year, which may be increased at the sole discretion of the Board on January 1, 2009 and on each anniversary thereafter, or from time to time at the sole discretion of the Board. Upon reaching certain milestones, as determined in good faith by the Compensation Committee, Mr. Moussavi may also receive an annual bonus up to the amount of his base salary. The Company has also granted Mr. Moussavi an option to purchase 1,000,000 shares of common stock of the Company at an exercise price of $0.35 per share. The option is fully vested as of the date hereof. Mr. Moussavi shall also be entitled to five weeks paid vacation, the use of an automobile that may be selected by Mr. Moussavi and approved by the Compensation Committee, the reimbursement of up to $1,500 for Mr. Moussavi's membership dues at two health clubs and one country club to be selected by Mr. Moussavi, and the reimbursement of up to $100,000 for the first year of Mr. Moussavi's employment for the cost

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008


of entertainment provided by Mr. Moussavi to the Company's customers, vendors, employees and strategic partners, which may be increased by 5% per annum starting January 1, 2009, and each year thereafter at Mr. Moussavi's sole discretion. Additionally, Mr. Moussavi may be entitled to reimbursement from the Company for reasonable costs and expenses incurred in connection with the performance of the duties and obligations provided for under the Moussavi Agreement.

NOTE 3.     RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities ("SFAS No. 161"), an amendment of FASB Statement No. 133, which changes disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact, if any, of SFAS No. 161 on its financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", which is an amendment of Accounting Research Bulletin ("ARB") No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations." SFAS N0. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised
2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.

NOTE 4.     NOTES PAYABLE - RELATED PARTY

On January 10, 2008, the Company issued a note in the amount of $200,000 to its President having no stated interest rate due January 10, 2009. The proceeds were used to pay down principal and accrued interest under certain notes to

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008


non-related parties. The Company repaid $7,000 during the quarter ended March 31, 2008. The Company also repaid a note in the amount of $1,000 to its President during the quarter ended March 31, 2008.

On January 14, 2008, the Company issued a note to a related party with no stated interest rate due July 14, 2008 in the amount of $15,000. The note was repaid during the quarter ended March 31, 2008.

On March 24, 2008, the Company issued a note to a related party with no stated interest rate due September 24, 2008 in the amount of $15,000. The Company repaid $7,000 during the quarter ended March 31, 2008.

On March 28, 2008, the Company issued a note to a related party with no stated interest rate due September 28, 2008 in the amount of $15,000.

At March 31, 2008, notes payable, all currently due, to related parties consisted of the following:

Note payable to the Company's President, non-interest,
  Due January 2009                                                      $193,000
Non-interest bearing notes payable due through
  September, 2008                                                         23,500
Non-interest bearing notes payable due on demand                           6,000
                                                                        --------
Currently due                                                           $222,500
                                                                        ========

NOTE 5.     NOTES PAYABLE

On February 28, 2008, the Company issued a note payable in the amount of $18,000 bearing interest at 12% per year. The note is due on August 2, 2008.

On March 12, 2008, the Company issued a note payable in the amount of $15,000 bearing interest at 12% per year. The note is due on September 12, 2008.

On March 20, 2008, the Company issued a note payable in the amount of $30,000 bearing interest at 12.5% per year. The note is due on September 10, 2008.

During the first quarter of 2008, the Company repaid notes totaling $201,916, as well as $13,084 in accrued interest, to various non-related parties.

At March 31, 2008, notes payable to non-related parties consisted of the following:

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008


Notes payable bearing interest at 12%, due through September 2008       $459,000
Notes payable bearing interest at 10% due through July 2008              170,000
Notes payable bearing interest at 12.5% due September 2008                30,000
                                                                        --------
Currently due                                                           $659,000
                                                                        ========

Interest expense for the quarters ended March 31, 2008 and 2007 totaled $18,297 and $18,988, respectively.

NOTE 6.     EARNINGS PER SHARE

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is anti-dilutive. During the quarter ended March 31, 2008, options to purchase 1,000,000 shares of the Company's common stock were issued under an employment agreement with its President. These options were anti-dilutive for earnings per share purposes for the quarter ended March 31, 2008. There were no options outstanding at March 31, 2007 and there were no warrants outstanding at March 31, 2008 and 2007.

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008


NOTE 7.     SUBSEQUENT EVENTS

On April 10, 2008, the Company issued a note to an unrelated party in the amount of $15,000 bearing interest at 12.5% per year. This note is due on September 10, 2008.

On April 24, 2008, the Company issued a note in the amount of $6,000 to its President bearing no interest. This note is due on October 24, 2008.

On April 10, 2008, the Company issued a note to an unrelated party in the amount of $30,600 bearing interest at 12.5% per year. This note is due on November 7, 2008.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS


THIS QUARTERLY REPORT OF FORM 10-Q, INCLUDING THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS, AND OTHER REPORTS FILED BY THE REGISTRANT FROM TIME TOTIME WITH THE SECURITIES AND EXCHANGE COMMISSION (COLLECTIVELY THE "FILINGS") CONTAIN FORWARD-LOOKING STATEMENTS WHICH ARE INTENDED TO CONVEY OUR EXPECTATIONS OR PREDICTIONS REGARDING THE OCCURRENCE OF POSSIBLE FUTURE EVENTS OR THE EXISTENCE OF TRENDS AND FACTORS THAT MAY IMPACT OUR FUTURE PLANS AND OPERATING RESULTS. THESE FORWARD-LOOKING STATEMENTS ARE DERIVED, IN PART, FROM VARIOUS ASSUMPTIONS AND ANALYSES WE HAVE MADE IN THE CONTEXT OF OUR CURRENT BUSINESS PLAN AND INFORMATION CURRENTLY AVAILABLE TO US AND IN LIGHT OF OUR EXPERIENCE AND PERCEPTIONS OF HISTORICAL TRENDS, CURRENT CONDITIONS AND EXPECTED FUTURE DEVELOPMENTS AND OTHER FACTORS WE BELIEVE TO BE APPROPRIATE IN THE CIRCUMSTANCES. YOU CAN GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS THROUGH WORDS AND PHRASES SUCH AS "SEEK", "ANTICIPATE", "BELIEVE", "ESTIMATE", "EXPECT", "INTEND", "PLAN", "BUDGET", "PROJECT", "MAY BE", "MAY CONTINUE", "MAY LIKELY RESULT", AND SIMILAR EXPRESSIONS. WHEN READING ANY FORWARD-LOOKING STATEMENT YOU SHOULD REMAIN MINDFUL THAT ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF OUR COMPANY, AND ARE SUBJECT TO RISKS, UNCERTAINTIES, ASSUMPTIONS AND OTHER FACTORS RELATING TO OUR INDUSTRY AND RESULTS OF OPERATIONS.

EACH FORWARD-LOOKING STATEMENT SHOULD BE READ IN CONTEXT WITH, AND WITH AN UNDERSTANDING OF, THE VARIOUS OTHER DISCLOSURES CONCERNING OUR COMPANY AND OUR BUSINESS MADE IN OUR FILINGS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENT AS A PREDICTION OF ACTUAL RESULTS OR DEVELOPMENTS. WE ARE NOT OBLIGATED TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT CONTAINED IN THIS REPORT TO REFLECT NEW EVENTS OR CIRCUMSTANCES UNLESS AND TO THE EXTENT REQUIRED BY APPLICABLE LAW.

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

RESULTS OF OPERATIONS

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

Over the next twelve-month period, we anticipate needing the following capital amounts, broken down as follows:

Purpose                                                              Amount
-------                                                              ------

Growth Capital for Acquired Subsidiaries                          $     350,000
Additional Employees                                              $      70,000
Marketing and Public Relations Campaigns                          $     210,000
Participation in Industry and Trade Functions                     $      35,000
Ongoing Operations                                                $     210,000
Capital needed for total amount of convertible
   notes reaching maturity (unless notes are extended)            $     917,800
Capital needed for total amount of notes payable
   reaching maturity (unless notes are extended)                  $     881,500
Capital needed to pay accounts payable and accrued
   expenses owing                                                 $   1,430,407


Our research will primarily consist of finding knowledgeable agents that can analyze the business of our potential joint venture partners throughout the U.S. and abroad with a concentration in Europe, the Middle East and China.

OPERATING RESULTS FOR THE QUARTERS ENDED MARCH 31, 2008 AND 2007

Operating expenses decreased by $39,056 for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007 primarily due expense incurred under consulting agreements entered into in the prior year's first quarter.

Other expenses, consisting of interest expense, for the quarter ended March 31, 2008 were substantially comparable to the quarter ended March 31, 2007.

Net loss for the quarter ended March 31, 2008 of $71,356 decreased by $40,507 compared to the net loss of $111,863 for the quarter ended March 31, 2007 mainly as a result of the expense incurred under various consulting agreements discussed above.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, and that would be considered material to investors.

LIQUIDITY AND SOURCES OF CAPITAL

We have incurred operating losses since inception. As of March 31, 2008, we had an accumulated deficit of $6,234,022. At March 31, 2008, we had $155 in cash or cash equivalents and a net working capital deficit of $3,342,730.

During the last three years, both the Company and its wholly-owned subsidiary, eCast Media Corporation, Inc. ("eCast"), have been dependent on borrowed or invested funds in order to finance their ongoing operations. As of March 31, 2008, eCast owed $620,000 in outstanding debt represented by 6% convertible notes and the Company owed $297,800 in outstanding debts represented by 6% convertible notes. These notes were issued to two of the Company's major stockholders. The entire balance of $917,800 is now classified as current liabilities. During the three months ended March 31, 2008, we borrowed a total of $245,500 from the Company's President and a related party through non-interest bearing notes and repaid an aggregate of $30,000 to these same parties. We also issued notes totaling $63,000 to unrelated parties during the three months ended March 31, 2008 to fund operating and financing needs. During the three months ended March 31, 2008, we repaid an aggregate of $245,000 in principal and interest to various related and unrelated parties. We anticipate we will continue borrowing funds or obtain additional equity financing to provide working capital.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, the Company is not required to respond to this
Item 3.

ITEM 4.     CONTROLS AND PROCEDURES

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

During the period covered by this report, there were no changes in internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.


ITEM 6.     EXHIBITS

Exhibit Number          Description
--------------          -----------
Exhibit 2.1             Stock Exchange Agreement dated April 17, 2001 (1)
Exhibit 3.1             Certificate of Incorporation dated March 14, 2000 (2)
Exhibit 3.2             Bylaws dated March 14, 2000 (2)
Exhibit 3.3             Amendment to Certificate of Incorporation dated April
                          24, 2001 (1)
Exhibit 3.4             Amendment to Certificate of Incorporation dated July 18,
                          2007 (8)
Exhibit 4.1             2006 Consultant Stock Plan (5)
Exhibit 4.2             2007 Equity Incentive Plan (7)
Exhibit 10.1            Executive Employment Agreement with Chris Mehringer (3)
Exhibit 10.2            Operating Agreement between NT Media Corp. of CA and SU
                          Productions, LLC dated April 9, 2004 (4)
Exhibit 10.3            Homie Doroodian Consulting Agreement (6)
Exhibit 10.4            Amir Pirnia Consulting Agreement (6)
Exhibit 31.1            Certification Pursuant to Section 302 of the
                          Sarbanes-Oxley Act of 2002, filed herewith
Exhibit 32.1            Certification Pursuant to 18 U.S.C. Section 1350, As
                        Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002, filed herewith.

(1) Incorporated by reference to exhibits 2.1 and 3.3 to the Company's Current
Report on Form 8-K filed on May 1, 2001.
(2) Incorporated by reference to exhibits 3.1 and 3.2 to the Company's
Registration Statement on Form SB-2 filed on June 1, 2000.
(3) Incorporated by reference to exhibit 10.1 to the Company's Annual Report on Form 10-KSB filed on April 9, 2002.
(4) Incorporated by reference to exhibit 10.3 to the Company's Annual Report on Form 10-KSB filed on May 20, 2005.
(5) Incorporated by reference to exhibit 4.1 to the Company's Registration
Statement on Form S-8 filed on July 6, 2006.
(6) Incorporated by reference to exhibits 10.4 and 10.5 to the Company's
Quarterly Report on Form 10-QSB filed on May 15, 2007.
(7) Incorporated by reference to exhibit 4.1 to the Company's Registration
Statement on Form S-8 filed on June 29, 2007.
(8) Incorporated by reference to exhibit 3.4 to the Company's Current Report on Form 8-K filed on July 19, 2007.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 20, 2008                 NT MEDIA CORP. OF CALIFORNIA, INC.



                                       /s/ Ali Moussavi
                                       -----------------------------------------
                                       Ali Moussavi,
                                       President, Chief Executive Officer
                                       (Principal Executive Officer), and Acting
                                       Chief Financial Officer (Acting Principal
                                       Financial Officer)