Form 10-Q
period 2008-06-30
NT MEDIA CORP OF CALIFORNIA INC
filed 2008-08-14
CIK 318622

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 2008

                                       OR

             [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ___ to ____

                         Commission File Number 0-31012

                       NT MEDIA CORP. OF CALIFORNIA, INC.
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                     94-3357128
  ---------------------------------                  -------------------
 (State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                  Identification No.)

            7800 OCEANUS DRIVE
         LOS ANGELES, CALIFORNIA                        90046
-----------------------------------------             ----------
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

Number of shares outstanding as of August 14, 2008: 5,718,429 common shares.

Transitional Small Business Disclosure Format:  Yes  [_]      No [X]

                                             FORM 10-Q

                                               INDEX

                                                                                                  PAGE NO.
                                                                                                 -----------
PART I.   FINANCIAL INFORMATION

          Item 1.           Condensed Consolidated Financial Statements:                               3
                            Notes to Condensed Consolidated Financial Statements

          Item 2.           Management's Discussion and Analysis of Financial Condition
                            and Results of  Operations.                                               12

          Item 3.           Quantitative and Qualitative Disclosures About Market Risk.               16

          Item 4.           Controls and Procedures.                                                  16

PART II.  OTHER INFORMATION

          Item 1.           Legal Proceedings.                                                        17

          Item 1A.          Risk Factors.                                                             17

          Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.              18

          Item 3.           Defaults Upon Senior Securities.                                          18

          Item 4.           Submission of Matters to a Vote of Security Holders.                      18

          Item 5.           Other Information.                                                        18

          Item 6.           Exhibits.                                                                 18

SIGNATURES                                                                                            19
CERTIFICATIONS



PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                                             (A DEVELOPMENT STAGE COMPANY)
                                        Consolidated Balance Sheets (Unaudited)


                                                                       June 30, 2008   December 31, 2007
                                                                       -------------   -----------------
                                         ASSETS

CURRENT ASSETS
          Cash and cash equivalents                                     $       686       $       266
                                                                        -----------       -----------
TOTAL CURRENT ASSETS                                                    $       686       $       266
                                                                        ===========       ===========


                          LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
          Accounts payable                                              $   367,963       $   364,923
          Accrued liabilities                                               377,915           342,950
          Accrued liabilities to related parties                            752,032           727,930
          Notes payable                                                     724,600           797,859
          Notes payable, related party                                      200,051             7,000
          Convertible notes payable                                         287,200           287,200
          Convertible notes payable, related party                          630,600           630,600
          Accrued litigation settlement                                     113,178           113,178

                                                                        -----------       -----------
TOTAL CURRENT LIABILITIES                                                 3,453,539         3,271,640
                                                                        -----------       -----------


MINORITY INTEREST                                                              --                --

COMMITMENTS AND CONTINGENCIES                                                  --                --

STOCKHOLDERS' DEFICIT
          Preferred stock, $0.001 par value, 5,000,000 shares
               authorized; 0 shares issued and outstanding                     --                --
          Common stock; $0.001 par value; 1,000,000,000 shares
               authorized; 2,628,088 shares issued and outstanding            2,628             2,628
          Additional paid-in capital                                      2,888,664         2,888,664
          Deficit accumulated during the development stage               (6,344,145)       (6,162,666)
                                                                        -----------       -----------
TOTAL STOCKHOLDERS' DEFICIT                                              (3,452,853)       (3,271,374)
                                                                        -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $       686       $       266
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




                        NT Media Corp. of California, Inc. and Subsidiaries

                                   (A Development Stage Company)
                         Consolidated Statements of Operations (Unaudited)



                                                                  THREE MONTHS ENDED
                                                            ------------------------------
                                                              JUNE 30,         JUNE 30,
                                                                2008             2007
                                                            -----------       -----------

REVENUE                                                     $      --         $      --
                                                            -----------       -----------

COSTS AND EXPENSES
     General and administrative                                  76,020           189,905
     Depreciation and amortization                                 --                --
     Impairment of film costs                                      --                --
     Impairment of related party receivables                       --                --
     Inventory Write-down                                          --                --
     Loss on litigation settlement                                 --                --
                                                            -----------       -----------
TOTAL COSTS AND EXPENSES                                         76,020           189,905
                                                            -----------       -----------

LOSS FROM OPERATIONS                                            (76,020)         (189,905)

OTHER INCOME (EXPENSE)
     Interest income, related party                                --                --
     Interest expense                                           (24,644)          (20,228)
     Interest expense, related party                             (9,459)          (13,767)
     Loan fees                                                     --                --
     Debt forgiven                                                 --                --
     Legal fees forgiven                                           --                --
     Provision for common stock subscription receivable            --                --
                                                            -----------       -----------
TOTAL OTHER INCOME (EXPENSE)                                    (34,103)          (33,995)
                                                            -----------       -----------

NET (LOSS) BEFORE MINORITY INTEREST
AND PROVISION FOR INCOME TAXES                                 (110,123)         (223,900)

MINORITY INTEREST                                                  --                --
                                                            -----------       -----------

NET (LOSS)  BEFORE PROVISION
     FOR INCOME TAXES                                          (110,123)         (223,900)


PROVISION FOR INCOME TAXES                                         --                --
                                                            -----------       -----------

NET (LOSS)                                                  $  (110,123)      $  (223,900)
                                                            ===========       ===========

NET (LOSS) PER SHARE:
     BASIC AND DILUTED                                      $     (0.04)      $     (0.30)
                                                            ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC AND DILUTED                                        2,628,088           757,091
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






                                  NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                                             (A Development Stage Company)
                                   Consolidated Statements of Operations (Unaudited)


                                                                      SIX MONTHS ENDED          CUMULATIVE FROM
                                                               -----------------------------        JUNE 4,
                                                                 JUNE 30,          JUNE 30,    1999 (INCEPTION) TO
                                                                  2008               2007         JUNE 30, 2008
                                                               -----------       -----------       -----------

REVENUE                                                        $      --         $      --         $   385,997
                                                               -----------       -----------       -----------

COSTS AND EXPENSES
       General and administrative                                  114,512           267,453         5,052,304
       Depreciation and amortization                                  --                --             132,077
       Impairment of film costs                                       --                --             156,445
       Impairment of related party receivables                        --                --              35,383
       Inventory Write-down                                           --                --              24,820
       Loss on litigation settlement                                  --                --             100,000
                                                               -----------       -----------       -----------
TOTAL COSTS AND EXPENSES                                           114,512           267,453         5,501,029
                                                               -----------       -----------       -----------

LOSS FROM OPERATIONS                                              (114,512)         (267,453)       (5,115,032)

OTHER INCOME (EXPENSE)
       Interest income, related party                                 --                --              23,154
       Interest expense                                            (47,249)          (39,976)         (512,774)
       Interest expense, related party                             (18,918)          (27,534)         (354,232)
       Loan fees                                                      --                --            (616,000)
       Debt forgiven                                                  --                --             290,595
       Legal fees forgiven                                            --                --              12,296
       Provision for common stock subscription receivable             --                --             (91,552)
                                                               -----------       -----------       -----------
TOTAL OTHER INCOME (EXPENSE)                                       (66,167)          (67,510)       (1,248,513)
                                                               -----------       -----------       -----------

NET (LOSS) BEFORE MINORITY INTEREST
AND PROVISION FOR INCOME TAXES                                    (180,679)         (334,963)       (6,363,545)

MINORITY INTEREST                                                     --                --              33,000
                                                               -----------       -----------       -----------

NET (LOSS) BEFORE PROVISION
         FOR INCOME TAXES                                         (180,679)         (334,963)       (6,330,545)


PROVISION FOR INCOME TAXES                                             800               800            13,600
                                                               -----------       -----------       -----------

NET (LOSS)                                                     $  (181,479)      $  (335,763)      $(6,344,145)
                                                               ===========       ===========       ===========

NET (LOSS) PER SHARE:
         BASIC AND DILUTED                                     $     (0.07)      $     (0.46)
                                                               ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
         BASIC AND DILUTED                                       2,628,088           733,961
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


                                       NT Media Corp. of California, Inc. and Subsidiaries

                                                  (A Development Stage Company)
                                        Consolidated Statements of Cash Flows (Unaudited)

                                                                       SIX MONTHS ENDED           CUMULATIVE FROM
                                                               ------------------------------          JUNE 4,
                                                                  JUNE 30,          JUNE 30,     1999 (INCEPTION) TO
                                                                   2008               2007         JUNE 30, 2008
                                                                -----------       -----------       -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
   Net loss                                                     $  (181,479)      $  (335,763)      $(6,344,145)
   Adjustment to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization expense                           --                --             132,077
       Minority interest                                               --                --             (33,000)
       Impairment loss                                                 --                --             336,773
       Inventory write-down                                            --                --              24,820
       Impairment of related party receivables                         --                --              35,383
       Operating expenses paid by reducing note receivable             --                --              10,000
       Stock issued for services                                       --              83,600           859,783
       Deferred Compensation                                           --              10,417            10,417
       Stock issued for loan fees                                      --                --             423,000
       Stock options issued for services                               --                --              60,370
       Legal fees forgiven                                             --                --             (12,296)
       Debts forgiven                                                  --                --            (290,595)
       Provision for common stock subscription receivable              --                --              89,468
       Beneficial conversion of accrued interest                       --                --             110,036
   Changes in assets and liabilities:
     Interest receivable                                               --                --             (19,986)
     Inventory                                                         --                --             (24,820)
     Other assets                                                      --                --             (24,000)
     Litigation settlement                                             --                --             100,000
     Accounts payable and accrued expenses                           38,005              (830)        1,114,299
     Accrued expenses, related party                                 24,102           166,949           708,609
                                                                -----------       -----------       -----------
Net cash (used in) operating activities                            (119,372)          (75,627)       (2,733,807)
                                                                -----------       -----------       -----------
CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
   Notes receivable from officer                                       --                --             (45,048)
   Collection of notes receivable from officer                         --                --              35,048
   Notes receivable, related parties                                   --                --             (50,000)
   Collection of notes receivable, related parties                     --                --              50,000
   Investment in property and equipment                                --                --             (18,879)
   Investment in film costs                                            --                --            (133,005)
   Investment in web site development costs                            --                --            (292,968)
                                                                -----------       -----------       -----------
Net cash (used in) investing activities                                --                --            (454,852)
                                                                -----------       -----------       -----------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                              --                --           1,254,154
   Proceeds from equity investment of minority interest                --                --              33,000
   Payment of offering costs                                           --                --             (66,450)
   Proceeds from notes payable                                      128,657           125,916           980,516
   Proceeds from notes payable, related party                       263,551            35,857           551,543
   Payments of notes payable                                       (201,916)          (86,250)         (201,916)
   Payments of notes payable, related party                         (70,500)                           (279,302)
   Proceeds from issuance of convertible notes                         --                --             917,800
                                                                -----------       -----------       -----------
Net cash provided by financing activities                           119,792            75,523         3,189,345
                                                                -----------       -----------       -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                     420              (104)              686

CASH AND CASH EQUIVALENTS,
   Beginning of period                                                  266               415              --
                                                                -----------       -----------       -----------
CASH AND CASH EQUIVALENTS,
   End of period                                                $       686       $       311       $       686
                                                                ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:
   Interest paid                                                $    19,603       $      --         $    21,514
                                                                ===========       ===========       ===========
   Income taxes paid                                            $      --         $      --         $     4,000
                                                                ===========       ===========       ===========

   NONCASH FINANCING ACTIVITIES:
   Beneficial conversion on accrued interest                    $      --         $      --         $   110,036
                                                                ===========       ===========       ===========
   Stock issued for services                                    $      --         $    83,600       $   859,783
                                                                ===========       ===========       ===========
   Stock issued for loan fees                                   $      --         $      --         $   423,000
                                                                ===========       ===========       ===========
   Stock options issued for services                            $      --         $      --         $    60,370
                                                                ===========       ===========       ===========
                                  See accompanying notes to consolidated financial statements.
                                                              6

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008



NOTE 1.  BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by NT Media Corp. of California, Inc. and its wholly owned subsidiary, eCast Media Corporation, Inc. (together, the "Company"), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto include on Form 10-KSB for the period ended December 31, 2007. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period's presentation, none of which had an impact on total assets, stockholders' equity (deficit), net loss, or net loss per share.

RECAPITALIZATION

On July 18, 2007, the Company filed a Certificate of Amendment to its Certificate of Incorporation (the "Amendment") with the Secretary of State of the State of Delaware after stockholders approved by written consent proposals to (i) increase the number of authorized shares of Common Stock from 100,000,000 to 1,000,000,000, and (ii) effect a reverse stock split of the Common Stock of the Company in the ratio of one-hundred for one (100:1). As a result of the reverse stock split, the Company has restated all prior per share amounts in the accompanying financial statements and in this Report.


NOTE 2.  GOING CONCERN AND MANAGEMENT'S PLAN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As of and for the period ended June 30, 2008, the Company incurred a net loss, and had accumulated and working capital deficits. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008



result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Moussavi Agreement has a five-year term. The Moussavi Agreement provides for a base salary of $150,000 per year, which may be increased at the sole discretion of the Board on January 1, 2009 and on each anniversary thereafter, or from time to time at the sole discretion of the Board. Upon reaching certain milestones, as determined in good faith by the Compensation Committee, Mr. Moussavi may also receive an annual bonus up to the amount of his base salary. The Company has also granted Mr. Moussavi an option to purchase 1,000,000 shares of common stock of the Company at an exercise price of $0.35 per share. The option is fully vested as of the date hereof. Mr. Moussavi shall also be entitled to five weeks paid vacation, the use of an automobile that may be selected by Mr. Moussavi and approved by the Compensation Committee, the reimbursement of up to $1,500 for Mr. Moussavi's membership dues at two health

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008



clubs and one country club to be selected by Mr. Moussavi, and the reimbursement of up to $100,000 for the first year of Mr. Moussavi's employment for the cost of entertainment provided by Mr. Moussavi to the Company's customers, vendors, employees and strategic partners, which may be increased by 5% per annum starting January 1, 2009, and each year thereafter at Mr. Moussavi's sole discretion. Additionally, Mr. Moussavi may be entitled to reimbursement from the Company for reasonable costs and expenses incurred in connection with the performance of the duties and obligations provided for under the Moussavi Agreement.


NOTE 3.  NOTES PAYABLE - RELATED PARTY

During the second quarter ended June 30, 2008, the Company issued notes totaling $3,051 to its President having no stated interest rate due on various dates through December 2008.

On April 24, 2008, the Company issued a note to a related party with no stated interest rate due July 14, 2008 in the amount of $6,000. The note was repaid during the quarter ended June 30, 2008.

On May 6, 2008, the Company issued a note to a related party with no stated interest rate due November 6, 2008 in the amount of $6,000. The note was repaid during the quarter ended June 30, 2008.

On May 20, 2008, the Company issued a note to a related party with no stated interest rate due November 6, 2008 in the amount of $6,000.

On June 3, 2008, the Company issued a note to a related party with no stated interest rate due November 6, 2008 in the amount of $6,000.

On June 17, 2008, the Company issued a note to a related party with no stated interest rate due November 6, 2008 in the amount of $6,000.

At June 30, 2008, notes payable, all currently due, to related parties consisted of the following:

Notes payable to the Company's President, non-interest bearing,
  Due through January 2009                                          $176,051
Non-interest bearing notes payable due through
  November, 2008                                                      18,000
Non-interest bearing notes payable due on demand                       6,000
                                                                    --------

Currently due                                                       $200,051
                                                                    ========

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008



NOTE 4.  NOTES PAYABLE

On April 10, 2008, the Company issued a note payable in the amount of $15,000 bearing interest at 12.5% per year. The note is due on October 10, 2008.

On June 12, 2008, the Company issued a note payable in the amount of $20,000 bearing interest at 12.5% per year. The note is due on December 12, 2008.

On May 7, 2008, the Company issued a note payable in the amount of $30,600 bearing interest at 12% per year. The note is due on November 7, 2008.

At June 30, 2008, notes payable to non-related parties consisted of the following:

Notes payable bearing interest at 12%, due through November 2008      $489,600
Notes payable bearing interest at 10% due through July 2008            170,000
Notes payable bearing interest at 12.5% due through December 2008       65,000
                                                                      --------

Currently due                                                         $724,600
                                                                      ========

NOTE 5.  EARNINGS (LOSS) PER SHARE

The Company computes earnings (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is anti-dilutive. During the quarter ended March 31, 2008, options to purchase 1,000,000 shares of the Company's common stock were issued under an employment agreement with its President. These options were anti-dilutive for earnings per share purposes for the three and six months ended June 30, 2008. There were no options outstanding at June 30, 2007 and there were no warrants outstanding at June 30, 2008 and 2007.

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008



NOTE 6.  SUBSEQUENT EVENTS

In July 2008, the Company entered into agreements with various note holders to convert an aggregate of $25,500 in principal to the Company's common stock. A total of 2,550,000 shares were issued to effect the conversions at a price of $.01 per share.

In July 2008, the Company engaged two consultants for services related to the development of the Company's websites. The Company compensated each Consultant with 270,000 shares of the Company's common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS


THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS, AND OTHER REPORTS FILED BY THE REGISTRANT FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION (COLLECTIVELY THE "FILINGS") CONTAIN FORWARD-LOOKING STATEMENTS WHICH ARE INTENDED TO CONVEY OUR EXPECTATIONS OR PREDICTIONS REGARDING THE OCCURRENCE OF POSSIBLE FUTURE EVENTS OR THE EXISTENCE OF TRENDS AND FACTORS THAT MAY IMPACT OUR FUTURE PLANS AND OPERATING RESULTS. THESE FORWARD-LOOKING STATEMENTS ARE DERIVED, IN PART, FROM VARIOUS ASSUMPTIONS AND ANALYSES WE HAVE MADE IN THE CONTEXT OF OUR CURRENT BUSINESS PLAN AND INFORMATION CURRENTLY AVAILABLE TO US AND IN LIGHT OF OUR EXPERIENCE AND PERCEPTIONS OF HISTORICAL TRENDS, CURRENT CONDITIONS AND EXPECTED FUTURE DEVELOPMENTS AND OTHER FACTORS WE BELIEVE TO BE APPROPRIATE IN THE CIRCUMSTANCES. YOU CAN GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS THROUGH WORDS AND PHRASES SUCH AS "SEEK", "ANTICIPATE", "BELIEVE", "ESTIMATE", "EXPECT", "INTEND", "PLAN", "BUDGET", "PROJECT", "MAY BE", "MAY CONTINUE", "MAY LIKELY RESULT", AND SIMILAR EXPRESSIONS. WHEN READING ANY FORWARD-LOOKING STATEMENT YOU SHOULD REMAIN MINDFUL THAT ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF OUR COMPANY, AND ARE SUBJECT TO RISKS, UNCERTAINTIES, ASSUMPTIONS AND OTHER FACTORS RELATING TO OUR INDUSTRY AND RESULTS OF OPERATIONS.

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

OVERVIEW

We are primarily engaged in the business of developing, producing and distributing programming for the entertainment industry. We are pursuing the development of independent feature films and production of direct to home viewing programs. We also continue to explore new opportunities that may emerge.

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

RESULTS OF OPERATIONS

The Company plans to take advantage of the growth in the mobile digital content and digital music distribution sectors through joint ventures. Over the last several months, the Company has joined the affiliate programs of Apple's iTunes, Bango PLC, Blockbuster, and Shelter >From The Store Records. Through these programs, NT Media anticipates revenue from songs that are sold on its site that our linked to its various affiliates. These deals have given NT Media a foothold in the fast growing digital media space. Areas that we see the most growth potential are different music platforms, skilled gaming in the U.S. and abroad and vertical social and professional networking. The Company has also commenced the launching of Targeted Social Networks on the internet Social Networking sites deliver large audiences with little investment in content creation because their users develop and post the material. These sites have changed how people meet, interact and share information. The Company has launched Single Dads, a social network dedicated to exchange of information and ideas among single dads from around the world. The Company anticipates the need to have cash requirements of approximately $4.0 million in the next 12 months, the bulk of which would be put toward the repayment of notes that would be due and servicing our debt. The remainder will be used for marketing and professional services and personnel. We expect to raise the said funds through private placements of debt and equity throughout the year, but there can be no assurance that we will be successful in such private placements.

Over the next twelve-month period, we anticipate needing the following capital amounts, broken down as follows:

PURPOSE                                                           AMOUNT
-------                                                           ------

Growth Capital for Acquired Subsidiaries                      $     350,000
Additional Employees                                          $      70,000
Marketing and Public Relations Campaigns                      $     210,000
Participation in Industry and Trade Functions                 $      35,000
Ongoing Operations                                            $     210,000
Capital needed for total amount of convertible
   notes reaching maturity (unless notes are extended)        $     917,800
Capital needed for total amount of notes payable
   reaching maturity (unless notes are extended)              $     924,651
Capital needed to pay accounts payable and accrued
   expenses currently due                                     $   1,497,910


Our research will primarily consist of finding knowledgeable agents that can analyze the business of our potential joint venture partners throughout the U.S. and abroad with a concentration in Europe, the Middle East and China.

OPERATING RESULTS FOR THE QUARTERS ENDED JUNE 30, 2008 AND 2007

Operating expenses decreased by $113,885 for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007 primarily due to expense incurred under consulting agreements entered into in the prior year's quarter and lower professional fees in the current year's quarter.

Other expenses, consisting of interest expense, for the quarter ended June 30, 2008 were substantially comparable to the quarter ended June 30, 2007.

Net loss for the quarter ended June 30, 2008 of $110,123 decreased by $113,777 compared to the net loss of $223,900 for the quarter ended June 30, 2007 mainly as a result of the expense incurred under various consulting agreements and lower professional fees discussed above.

OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Operating expenses decreased by $152,941 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due expense incurred under consulting agreements and lower professional fees.

Other expenses, consisting of interest expense, for the quarter ended June 30, 2008 were substantially comparable to the quarter ended June 30, 2007.

Net loss for the six months ended June 30, 2008 of $181,479 decreased by $154,284 compared to the net loss of $335,763 for the six months ended June 30, 2007 mainly as a result of the expense incurred under various consulting agreements and lower professional fees discussed above.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, and that would be considered material to investors.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred operating losses since inception. As of June 30, 2008, we had an accumulated deficit of $6,344,145. At June 30, 2008, we had $686 in cash or cash equivalents and a net working capital deficit of $3,452,853.

During the last two years, both the Company and its wholly-owned subsidiary, eCast Media Corporation, Inc. ("eCast"), have been dependent on borrowed or invested funds in order to finance their ongoing operations. As of June 30, 2008, eCast owed $620,000 in outstanding debt represented by 6% convertible notes and the Company owed $297,800 in outstanding debts represented by 6% convertible notes. These notes were issued to two of the Company's major stockholders. The entire balance of $917,800 is now classified as current liabilities. During the six months ended June 30, 2008, we borrowed a total of $392,208 from the Company's President and various other related and non-related parties to fund operating and financing needs. During the six months ended June 30, 2008, we repaid an aggregate of $292,019 in principal and interest to various related and unrelated parties. We anticipate we will continue borrowing funds or obtain additional equity financing to provide working capital.

The audit report of the Company's independent registered public accounting firm for the year ended December 31, 2007 includes a "going concern" explanation. In the auditor's opinion, the Company's limited operating history and the accumulated net deficit as of December 31, 2007, raised substantial doubt about the Company's ability to continue as a going concern. We will require approximately $3.3 million in capital over the next twelve months to pay off accounts payable and accrued expenses, and the convertible notes and notes payable reaching maturity unless we are able to obtain additional extensions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer (the "Certifying Officer"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our Certifying Officer concluded that our disclosure controls and procedures were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to our management, including our chief executive officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Additional Disclosure Concerning Controls and Procedures.

We currently believe that the Company has material weaknesses in its disclosure controls and procedures. We will work in the coming weeks and months to address such weaknesses. We believe that the out-of-pocket costs, the diversion of management's attention from running the day-to-day operations and operational changes caused by the need to make changes in our internal control and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) could be significant and still we may not achieve significant improvements in our internal controls and procedures. If the time and costs associated with such compliance exceed our current expectations, our results of operations and the accuracy and timeliness of the filing of our annual and periodic reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative affect on the trading price of our common stock.


                                     PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the normal course of business, we may become involved in various legal proceedings. Except as stated below, there are no other past, pending or, to our knowledge, threatened litigation or administrative actions which in our opinion have had or are expected to have a material adverse effect upon our business prospects, financial condition or operations.

We are aware of a threatened litigation matter involving the nonpayment of certain legal fees. The claim for this matter is approximately $9,000.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

In July 2008, the Company entered into agreements with various note holders to convert an aggregate of $25,500 in principal to the Company's common stock. A total of 2,550,000 shares were issued to effect the conversions at a price of $.01 per share.

In July 2008, the Company engaged two consultants for services related to the development of the Company's websites. The Company compensated each Consultant with 270,000 shares of the Company's common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS


EXHIBIT NUMBER          DESCRIPTION
--------------          -----------
Exhibit 2.1             Stock Exchange Agreement, dated April 17, 2001 (1)
Exhibit 3.1             Certificate of Incorporation, dated March 14, 2000 (2)
Exhibit 3.2             Bylaws, dated March 14, 2000 (2)
Exhibit 3.3             Amendment to Certificate of Incorporation, dated April 24, 2001 (1)
Exhibit 3.4             Amendment to Certificate of Incorporation, dated July 18, 2007 (8)
Exhibit 4.1             2006 Consultant Stock Plan (5)
Exhibit 4.2             2007 Equity Incentive Plan (7)
Exhibit 10.1            Executive Employment Agreement with Ali Moussavi (3)
Exhibit 10.2            Form of Debt Conversion Agreement*
Exhibit 31              Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
Exhibit 32              Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906
                        of the Sarbanes-Oxley Act of 2002*

*  Filed herewith


(1) Incorporated by reference to exhibits 2.1 and 3.3 to the Company's Current Report on Form 8-K filed on May 1, 2001.
(2) Incorporated by reference to exhibits 3.1 and 3.2 to the Company's Registration Statement on Form SB-2 filed on June 1, 2000.
(3) Incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed on May 15, 2008.
(4) Incorporated by reference to exhibit 10.3 to the Company's Annual Report on Form 10-KSB filed on May 20, 2005.
(5) Incorporated by reference to exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on July 6, 2006.
(6) Incorporated by reference to exhibits 10.4 and 10.5 to the Company's Quarterly Report on Form 10-QSB filed on May 15, 2007.
(7) Incorporated by reference to exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on June 29, 2007.
(8) Incorporated by reference to exhibit 3.4 to the Company's Current Report on Form 8-K filed on July 19, 2007.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 14, 2008                    NT MEDIA CORP. OF CALIFORNIA, INC.



                                           /s/ Ali Moussavi
                                           -------------------------------------
                                           Ali Moussavi,
                                           President, Chief Executive Officer
                                           (Principal Executive Officer), and
                                           Acting Chief Financial
                                           Officer (Acting Principal
                                           Financial Officer)