Form 10-Q
period 2008-09-30
NT MEDIA CORP OF CALIFORNIA INC
filed 2008-11-14
CIK 318622

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 2008

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                         Commission File Number 0-31012

                       NT MEDIA CORP. OF CALIFORNIA, INC.
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                    94-3357128
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

           7800 OCEANUS DRIVE
        LOS ANGELES, CALIFORNIA                          90046
----------------------------------------    ------------------------------------
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

Number of shares outstanding as of November 14, 2008: 5,888,884 common shares.

Transitional Small Business Disclosure Format:  Yes  [_]      No [X]


                                                        FORM 10-Q

                                                          INDEX

                                                                                                             PAGE NO.
                                                                                                             --------
PART I.    FINANCIAL
           INFORMATION

           Item 1.          Condensed Consolidated Financial Statements (unaudited):                             1
                            Notes to Condensed Consolidated Financial Statements                                 5

           Item 2.          Management's Discussion and Analysis of Financial Condition and
                            Results of Operations.                                                              10

           Item 3.          Quantitative and Qualitative Disclosures About Market Risk.                         15

           Item 4.          Controls and Procedures.                                                            15

PART II.   OTHER
           INFORMATION

           Item 1.          Legal Proceedings                                                                   16

           Item 1A          Risk Factors                                                                        16

           Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds                         16

           Item 3.          Defaults Upon Senior Securities                                                     17

           Item 4.          Submission of Matters to a Vote of Security Holders                                 17

           Item 5.          Other Information                                                                   17

           Item 6.          Exhibits                                                                            17

SIGNATURES                                                                                                      18


                     NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                                (A Development Stage Company)
                                 Consolidated Balance Sheets

                                                              September 30,     December 31,
                                                                  2008             2007
                                                               -----------      -----------
                                                               (Unaudited)
                                           ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                 $     1,627      $       266
     Prepaid Expenses                                                4,200               --
                                                               -----------      -----------
TOTAL CURRENT ASSETS                                           $     5,827      $       266
                                                               ===========      ===========


                            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                          $   400,617      $   364,923
     Accrued liabilities                                           402,704          342,950
     Accrued liabilities to related parties                        764,821          727,930
     Notes payable                                                 739,100          797,859
     Notes payable, related party                                  205,879            7,000
     Convertible notes payable                                     282,200          287,200
     Convertible notes payable, related party                      625,600          630,600
     Accrued litigation settlement                                 113,178          113,178
                                                               -----------      -----------
TOTAL CURRENT LIABILITIES                                        3,534,099        3,271,640
                                                               -----------      -----------

LONG-TERM LIABILITIES
     Note Payable                                                   33,000               --
                                                               -----------      -----------

TOTAL LIABILITES                                                 3,567,099        3,271,640
                                                               -----------      -----------

MINORITY INTEREST                                                       --               --

COMMITMENTS AND CONTINGENCIES                                           --               --

STOCKHOLDERS' DEFICIT
     Preferred stock, $0.001 par value, 5,000,000 shares
       authorized; 0 shares issued and outstanding                      --               --
     Common stock; $0.001 par value; 1,000,000,000 shares
       authorized; 5,888,884 shares issued and outstanding           5,888            2,628
     Additional paid-in capital                                  2,944,714        2,888,664
     Deferred Stock Based Compensation                              (3,780)              --
     Deficit accumulated during the development stage           (6,508,094)      (6,162,666)
                                                               -----------      -----------
TOTAL STOCKHOLDERS' DEFICIT                                     (3,561,272)      (3,271,374)
                                                               -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $     5,827      $       266
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



               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                  (Unaudited)


                                                        THREE MONTHS ENDED
                                                 ------------------------------
                                                 SEPTEMBER 30,      SEPTEMBER 30,
                                                    2008                2007
                                                 -----------        -----------

REVENUE                                          $        --        $        --
                                                 -----------        -----------

COSTS AND EXPENSES
   General and administrative                        118,526            347,025
                                                 -----------        -----------
TOTAL COSTS AND EXPENSES                             118,526            347,025
                                                 -----------        -----------

LOSS FROM OPERATIONS                                (118,526)          (347,025)

OTHER INCOME (EXPENSE)
   Interest expense                                  (33,914)           (94,336)
   Interest expense, related party                   (11,509)            (3,459)
                                                 -----------        -----------
TOTAL OTHER INCOME (EXPENSE)                         (45,423)           (97,795)
                                                 -----------        -----------

NET (LOSS) BEFORE MINORITY INTEREST
   AND PROVISION FOR INCOME TAXES                   (163,949)          (444,820)

MINORITY INTEREST                                         --                 --
                                                 -----------        -----------

NET (LOSS)  BEFORE PROVISION
   FOR INCOME TAXES                                 (163,949)          (444,820)

PROVISION FOR INCOME TAXES                                --                 --
                                                 -----------        -----------

NET (LOSS)                                       $  (163,949)       $  (444,820)
                                                 ===========        ===========

NET (LOSS) PER SHARE:
   BASIC AND DILUTED                             $     (0.03)       $     (0.39)
                                                 ===========        ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
   BASIC AND DILUTED                               5,449,002          1,134,981
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


                               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                                          (A Development Stage Company)
                                      Consolidated Statements of Operations
                                                  (Unaudited)

                                                                                                  CUMULATIVE FROM
                                                                        NINE MONTHS ENDED              JUNE 4,
                                                                  ----------------------------  1999 (INCEPTION) TO
                                                                  SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                                     2008              2007             2008
                                                                  -----------      -----------      -----------

REVENUE                                                           $        --      $        --      $   385,997
                                                                  -----------      -----------      -----------

COSTS AND EXPENSES
           General and administrative                                 233,038          614,478        5,170,830
           Depreciation and amortization                                   --               --          132,077
           Impairment of film costs                                        --               --          156,445
           Impairment of related party receivables                         --               --           35,383
           Inventory Write-down                                            --               --           24,820
           Loss on litigation settlement                                   --               --          100,000
                                                                  -----------      -----------      -----------
TOTAL COSTS AND EXPENSES                                              233,038          614,478        5,619,555
                                                                  -----------      -----------      -----------

LOSS FROM OPERATIONS                                                 (233,038)        (614,478)      (5,233,558)

OTHER INCOME (EXPENSE)
           Interest income, related party                                  --               --           23,154
           Interest expense                                           (81,163)        (134,312)        (546,688)
           Interest expense, related party                            (30,427)         (30,993)        (365,741)
           Loan fees                                                       --               --         (616,000)
           Debt forgiven                                                   --               --          290,595
           Legal fees forgiven                                             --               --           12,296
           Provision for common stock subscription receivable              --               --          (91,552)
                                                                  -----------      -----------      -----------
TOTAL OTHER INCOME (EXPENSE)                                         (111,590)        (165,305)      (1,293,936)
                                                                  -----------      -----------      -----------

NET (LOSS) BEFORE MINORITY INTEREST
AND PROVISION FOR INCOME TAXES                                       (344,628)        (779,783)      (6,527,494)

MINORITY INTEREST                                                          --               --           33,000
                                                                  -----------      -----------      -----------

NET (LOSS) BEFORE PROVISION
           FOR INCOME TAXES                                          (344,628)        (779,783)      (6,494,494)

PROVISION FOR INCOME TAXES                                                800              800           13,600
                                                                  -----------      -----------      -----------

NET (LOSS)                                                        $  (345,428)     $  (780,583)     $(6,508,094)
                                                                  ===========      ===========      ===========

NET (LOSS) PER SHARE:
           BASIC AND DILUTED                                      $     (0.10)     $     (0.90)
                                                                  ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
           BASIC AND DILUTED                                        3,575,370          865,612
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


                            NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                                       (A Development Stage Company)
                                   Consolidated Statements of Cash Flows
                                                (Unaudited)

                                                                                             CUMULATIVE FROM
                                                                   NINE MONTHS ENDED            JUNE 4,
                                                             ---------------------------   1999 (INCEPTION) TO
                                                             SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                                2008             2007              2008
                                                             -----------      -----------      -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
  Net loss                                                  $  (345,428)     $  (780,583)     $(6,508,094)
  Adjustment to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization expense                            --               --          132,077
    Minority interest                                                --               --          (33,000)
    Impairment loss                                                  --               --          336,773
    Inventory write-down                                             --               --           24,820
    Impairment of related party receivables                          --               --           35,383
    Operating expenses paid by reducing note receivable              --               --           10,000
    Stock issued for services                                    22,560          382,824          882,343
    Deferred Compensation                                        (3,780)          10,417            6,637
    Stock issued for loan fees                                       --               --          423,000
    Stock options issued for services                                --               --           60,370
    Legal fees forgiven                                              --               --          (12,296)
    Debts forgiven                                                   --               --         (290,595)
    Provision for common stock subscription receivable               --               --           89,468
    Beneficial conversion of debt and accrued interest           11,250           62,500          121,286
  Changes in assets and liabilities:
   Interest receivable                                               --               --          (19,986)
   Inventory                                                         --               --          (24,820)
   Prepaid Expenses                                              (4,200)              --           (4,200)
   Other assets                                                      --               --          (24,000)
   Litigation settlement                                             --               --          100,000
   Accounts payable and accrued expenses                         95,448          167,245        1,171,742
   Accrued expenses, related party                               36,891           81,669          721,398
                                                            -----------      -----------      -----------
Net cash (used in) operating activities                        (187,259)         (75,928)      (2,801,694)
                                                            -----------      -----------      -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Notes receivable from officer                                      --               --          (45,048)
  Collection of notes receivable from officer                        --               --           35,048
  Notes receivable, related parties                                  --               --          (50,000)
  Collection of notes receivable, related parties                    --               --           50,000
  Investment in property and equipment                               --               --          (18,879)
  Investment in film costs                                           --               --         (133,005)
  Investment in web site development costs                           --               --         (292,968)
                                                            -----------      -----------      -----------
Net cash (used in) investing activities                              --               --         (454,852)
                                                            -----------      -----------      -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                             --               --        1,254,154
  Proceeds from equity investment of minority interest               --               --           33,000
  Payment of offering costs                                          --               --          (66,450)
  Proceeds from notes payable                                   191,657          125,916        1,043,516
  Proceeds from notes payable, related party                    287,379           35,857          575,371
  Payments of notes payable                                    (201,916)         (86,250)        (201,916)
  Payments of notes payable, related party                      (88,500)              --         (297,302)
  Proceeds from issuance of convertible notes                        --               --          917,800
                                                            -----------      -----------      -----------
Net cash provided by financing activities                       188,620           75,523        3,258,173
                                                            -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                1,361             (405)           1,627

CASH AND CASH EQUIVALENTS,
  Beginning of period                                               266              415               --
                                                            -----------      -----------      -----------
CASH AND CASH EQUIVALENTS,
  End of period                                             $     1,627      $        10      $     1,627
                                                            ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
  Interest paid                                             $    19,603      $        --      $    21,514
                                                            ===========      ===========      ===========
  Income taxes paid                                         $        --      $     1,600      $     4,000
                                                            ===========      ===========      ===========

  NONCASH FINANCING ACTIVITIES:
  Beneficial conversion of debt and accrued interest        $    11,250      $        --      $   121,286
                                                            ===========      ===========      ===========
  Stock issued for services                                 $    22,560      $   382,824      $   882,343
                                                            ===========      ===========      ===========
  Stock issued for loan fees                                $        --      $        --      $   423,000
                                                            ===========      ===========      ===========
  Stock options issued for services                         $        --      $        --      $    60,370
                                                            ===========      ===========      ===========


                        See accompanying notes to consolidated financial statements.

                                                      4

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE 1.  BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by NT Media Corp. of California, Inc. and its wholly owned subsidiary, eCast Media Corporation, Inc. (together, the "Company"), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto include on Form 10-KSB for the period ended December 31, 2007. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

NOTE 2.  GOING CONCERN AND MANAGEMENT'S PLAN

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As of and for the period ended September 30, 2008, the Company incurred a net loss, had accumulated and had working capital deficits. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008


In order for the Company to meet its financial obligations, it will continue to attempt to sell equity or incur debt, although there cannot be any assurance that the Company will be successful in doing so.

The Company is evolving as a leader in the development of destination websites that engage users and inspire loyalty. The Company is doing this by launching a wide array of websites that take advantage of the Worldwide Web's ability to reach users with information, services and products that encourages interaction between the visitor and the websites.

Using Web 2.0 techniques and technologies, the Company plans to create web applications, software and thus websites for the exchange of information. Social Networking sites like MySpace, FaceBook, Wikipedia and YouTube deliver large audiences with little investment in content creation because their users develop and post the material. These sites have changed how people meet, interact and share information. Blogs have made it possible to post content on subjects easily, and invite audience participation with responses. Classified advertising sites such as Ebay and Craigslist have changed how people shop for goods and services, making it easier for small business owners and entrepreneurs to compete. The Company is developing websites in these genres, and others, meeting the challenge of the Web 2.0 marketplace.

The first site in development is NeuroTrash.TV. It is a video-sharing site targeting young adults between the ages of 18 and 35. Users will be able to post and share videos on the site as well as take advantage of NeuroTrash.TV's video player to place videos on there own sites, Social Networking profile pages and blogs. The site has a social networking component providing information on the site's users and contributors. Other sites to be developed include social networking sites on specific subjects such as a revised version of single dads, a meeting place for single fathers to connect and share information. More sites will be launched as target audiences and demographics are identified and as the Company's financial resources allow.

The Company's revenue model is based on standard display banner ads, in-stream video advertising, product sales, and services. One of the great features of the NeuroTrash.TV website is the ability to earn revenue from video ads embedded in other websites on which our users place videos. Other revenue sources include marketing services, products and offers from other NT Media-owned sites such as ntmedia.storeblocks.com a music download site, and lead generation for goods and services such as new and used car prices, insurance, travel, loans and more.

In January of 2008 the Company entered into an employment agreement with Mr. Ali Moussavi. As part of the agreement Mr. Moussavi's services include acting as the Chairman of the Board, Chief Executive Officer and President of the Company. On May 15 2008, Mr. Moussavi and the Company, with the approval of the Company's Board of Directors (the "Board") agreed to memorialize the conditions by entering into a final employment agreement (the "Moussavi Agreement"), under which Mr. Moussavi would continue to provide services as Chief Executive Officer and President of the Company on a full time basis. The material terms of the Moussavi Agreement are described below.

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008


The Moussavi Agreement has a five-year term. The Moussavi Agreement provides for a base salary of $150,000 per year, which may be increased at the sole discretion of the Board on January 1, 2009 and on each anniversary thereafter, or from time to time at the sole discretion of the Board. Upon reaching certain milestones, as determined in good faith by the Board, Mr. Moussavi may also receive an annual bonus up to the amount of his base salary. The Company has also granted Mr. Moussavi an option to purchase 1,000,000 shares of Common Stock of the Company at an exercise price of $0.35 per share. The option is fully vested as of the date hereof. Mr. Moussavi shall also be entitled to five weeks paid vacation, the use of an automobile that may be selected by Mr. Moussavi and approved by the Board, the reimbursement of up to $1,500 for Mr. Moussavi's membership dues at two health clubs and one country club to be selected by Mr. Moussavi, and the reimbursement of up to $100,000 for the first year of Mr. Moussavi's employment for the cost of entertainment provided by Mr. Moussavi to the Company's customers, vendors, employees and strategic partners, which may be increased by 5% per annum starting January 1, 2009, and each year thereafter at Mr. Moussavi's sole discretion. Additionally, Mr. Moussavi may be entitled to reimbursement from the Company for reasonable costs and expenses incurred in connection with the performance of the duties and obligations provided for under the Moussavi Agreement.

NOTE 3.  NOTES PAYABLE - RELATED PARTY

During the third quarter ended September 30, 2008, the Company issued notes totaling $1,060 to its President having no stated interest rate due on various dates in January 2009.

During the third quarter ended September 30, 2008, the Company issued notes totaling $22,768 to a related party with no stated interest rate due on various dates through March 2009.

At September 30, 2008, notes payable, all currently due, to related parties consisted of the following:

Notes payable to the Company's President,
  Non-interest bearing, due through January 2009                       $177,111
Non-interest bearing notes payable due through
  March 2009                                                             22,768
Non-interest bearing notes payable due on demand                          6,000
                                                                       ---------
Currently due                                                          $205,879
                                                                       =========

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008


NOTE 4.  NOTES PAYABLE - CURRENT

On August 22, 2008, the Company issued a note payable of $30,000 bearing interest at 12% per year. The note is due on August 22, 2009.

During the third quarter ended September 30, 2008, the Company entered into agreements with certain note holders to convert an aggregate of $15,500 in principal amount due under the notes into the Company's Common Stock. A total of 1,550,000 shares were issued to effect the conversions which were done at discounted prices resulting in additional interest expense of $7,125 being recognized in the current quarter.

At September 30, 2008, notes payable to non-related parties consisted of the following:

Notes payable bearing interest at 12%, due through July 2010           $513,100
Notes payable bearing interest at 10%, due on demand                    161,000
Notes payable bearing interest at 12.5%, due through December 2008       65,000
                                                                       ---------
Currently due                                                          $739,100
                                                                       =========

NOTE 5.  CONVERTIBLE NOTES PAYABLE

During the quarter ended September 30, 2008, the Company entered into an agreement with a note holder to convert an aggregate of $5,000 in principal amount due under a note into the Company's Common Stock. A total of 500,000 shares were issued to effect the conversions which were done at discounted prices resulting in additional interest of $2,000 being recognized in the current quarter.

At September 30, 2008, convertible notes payable, bearing interest at 6%, totaled $282,200 and are all currently due.

NOTE 6.  CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

During the quarter ended September 30, 2008, the Company entered into agreements with a note holder to convert an aggregate of $5,000 in principal amount due under a note into the Company's Common Stock. A total of 500,000 shares were issued to effect the conversions which were done at discounted prices resulting in additional interest of $2,125 being recognized in the current quarter.

At September 30, 2008, convertible notes payable to related parties, bearing interest at 6%, totaled $625,600 and are all currently due.

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008


NOTE 7.  NOTE PAYABLE - LONG-TERM

On July 10, 2008, the Company issued a note payable of $33,000 bearing interest at 12% per year. The note is due on July 10, 2010.

NOTE 8.  EARNINGS (LOSS) PER SHARE

The Company computes earnings (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is anti-dilutive. During the quarter ended March 31, 2008, options to purchase 1,000,000 shares of the Company's Common Stock were issued under an employment agreement with its President. These options were anti-dilutive for earnings per share purposes for the three and nine months ended September 30, 2008. There were no options outstanding at September 30, 2007 and there were no warrants outstanding at September 30, 2008 and 2007.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS, AND OTHER REPORTS FILED BY THE REGISTRANT FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION (COLLECTIVELY THE "FILINGS") CONTAIN FORWARD-LOOKING STATEMENTS WHICH ARE INTENDED TO CONVEY OUR EXPECTATIONS OR PREDICTIONS REGARDING THE OCCURRENCE OF POSSIBLE FUTURE EVENTS OR THE EXISTENCE OF TRENDS AND FACTORS THAT MAY IMPACT OUR FUTURE PLANS AND OPERATING RESULTS. THESE FORWARD-LOOKING STATEMENTS ARE DERIVED, IN PART, FROM VARIOUS ASSUMPTIONS AND ANALYSIS WE HAVE MADE IN THE CONTEXT OF OUR CURRENT BUSINESS PLAN AND INFORMATION CURRENTLY AVAILABLE TO US AND IN LIGHT OF OUR EXPERIENCE AND PERCEPTIONS OF HISTORICAL TRENDS, CURRENT CONDITIONS AND EXPECTED FUTURE DEVELOPMENTS AND OTHER FACTORS WE BELIEVE TO BE APPROPRIATE IN THE CIRCUMSTANCES. YOU CAN GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS THROUGH WORDS AND PHRASES SUCH AS "SEEK", "ANTICIPATE", "BELIEVE", "ESTIMATE", "EXPECT", "INTEND", "PLAN", "BUDGET", "PROJECT", "MAY BE", "MAY CONTINUE", "MAY LIKELY RESULT", AND SIMILAR EXPRESSIONS. WHEN READING ANY FORWARD-LOOKING STATEMENT YOU SHOULD REMAIN MINDFUL THAT ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF OUR COMPANY, AND ARE SUBJECT TO RISKS, UNCERTAINTIES, ASSUMPTIONS AND OTHER FACTORS RELATING TO OUR INDUSTRY AND RESULTS OF OPERATIONS.

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

OVERVIEW

The Company is evolving as a leader in the development of destination websites that engage users and inspire loyalty. The Company is doing this by launching a wide array of websites that take advantage of the Worldwide Web's ability to reach users with information, services and products that encourages interaction between the visitor and the websites.

Using Web 2.0 techniques and technologies, the Company plans to create web applications, software and thus websites for the exchange of information. Social Networking sites like MySpace, FaceBook, Wikipedia and YouTube deliver large audiences with little investment in content creation because their users develop and post the material. These sites have changed how people meet, interact and share information. Blogs have made it possible to post content on subjects easily, and invite audience participation with responses. Classified advertising sites such as Ebay and Craigslist have changed how people shop for goods and services, making it easier for small business owners and entrepreneurs to compete. The Company is developing websites in these genres, and others, meeting the challenge of the Web 2.0 marketplace.

The first site in development is NeuroTrash.TV. It is a video-sharing site targeting young adults between the ages of 18 and 35. Users will be able to post and share videos on the site as well as take advantage of NeuroTrash.TV's video player to place videos on there own sites, Social Networking profile pages and blogs. The site has a social networking component providing information on the site's users and contributors. Other sites to be developed include social networking sites on specific subjects such as a revised version of single dads, a meeting place for single fathers to connect and share information. More sites will be launched as target audiences and demographics are identified and as the Company's financial resources allow.

The Company's revenue model is based on standard display banner ads, in-stream video advertising, product sales, and services. One of the great features of the NeuroTrash.TV website is the ability to earn revenue from video ads embedded in other websites on which our users place videos. Other revenue sources include marketing services, products and offers from other NT Media-owned sites such as ntmedia.storeblocks.com a music download site, and lead generation for goods and services such as new and used car prices, insurance, travel, loans and more.

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

RESULTS OF OPERATIONS

The Company is evolving as a leader in the development of destination websites that engage users and inspire loyalty. The Company is doing this by launching a wide array of websites that take advantage of the Worldwide Web's ability to reach users with information, services and products that encourages interaction between the visitor and the websites. The Company has also commenced the launching of Targeted Social Networks on the internet. Social Networking sites deliver large audiences with little investment in content creation because their users develop and post the material. These sites have changed how people meet, interact and share information. The Company has launched Single Dads, a social network dedicated to exchange of information and ideas among single dads from around the world. The Company anticipates the need to have cash requirements of approximately $4.0 million in the next 12 months, the bulk of which would be put toward the repayment of notes that would be due and servicing our debt. The remainder will be used for marketing and professional services and personnel. We expect to raise the said funds through private placements of debt and equity throughout the year, but there can be no assurance that we will be successful in such private placements.

Over the next twelve-month period, we anticipate needing the following capital amounts, broken down as follows:

Purpose                                                               Amount
-------                                                               ------

Growth Capital for Acquired Subsidiaries                          $     350,000
Additional Employees                                              $      70,000
Marketing and Public Relations Campaigns                          $     210,000
Participation in Industry and Trade Functions                     $      35,000
Ongoing Operations                                                $     210,000
Capital needed for total amount of convertible
   notes reaching maturity (unless notes are extended)            $     907,800
Capital needed for total amount of notes payable
   reaching maturity (unless notes are extended)                  $     944,979
Capital needed to pay accounts payable and accrued
   expenses due                                                   $   1,568,142


Our research will primarily consist of finding knowledgeable agents that can analyze the business of our potential joint venture partners throughout the U.S. and abroad with a concentration in Europe, the Middle East and China.

OPERATING RESULTS FOR THE QUARTERS ENDED SEPTEMBER 30 2008 AND 2007

Operating expenses decreased by $228,499 for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007 primarily due to expense incurred under consulting agreements entered into in the prior year's quarter, partly offset by compensation expense recognized in the current quarter under the employment agreement with the Company's President discussed in Note 2.

Other expenses, consisting of interest expense, for the quarter ended September 30, 2008 decreased by $52,372 compared with the quarter ended September 30, 2007 primarily due to interest expense resulting from the conversion of accrued interest due on certain notes payable to the Company's Common Stock during the prior year's quarter. Total interest expense recognized from the conversion of accrued interest in the quarter ended September 30, 2007 amounted to $62,500 compared with $11,250 resulting from the conversion of debt discussed in Notes 4, 5 and 6 during the current quarter.

Net loss for the quarter ended September 30, 2008 of $163,949 decreased by $280,871 compared to the net loss of $444,820 for the quarter ended September 30, 2007 mainly as a result of the expense incurred under various consulting agreements and interest expense resulting from conversion of accrued interest into the Company's Common Stock discussed above.

OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Operating expenses decreased by $381,440 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due expense incurred under various consulting agreements and lower professional fees.

Other expenses, consisting of interest expense, for the nine months ended September 30, 2008 decreased by $53,715 compared to the nine months ended September 30, 2007 primarily as a result of interest expense resulting from the conversion of accrued interest into the Company's Common Stock.

Net loss for the nine months ended September 30, 2008 of $345,428 decreased by $435,155 compared to the net loss of $780,583 for the nine months ended September 30, 2007 mainly as a result of the expense incurred under various consulting agreements, lower professional fees and interest expense resulting from the conversion of accrued interest into the Company's Common Stock as discussed above.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, and that would be considered material to investors.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred operating losses since inception. As of September 30, 2008, we had an accumulated deficit of $6,508,094. At September 30, 2008, we had $1,627 in cash or cash equivalents and a net working capital deficit of $3,528,272.

During the last two years, both the Company and its wholly-owned subsidiary, eCast Media Corporation, Inc. ("eCast"), have been dependent on borrowed or invested funds in order to finance their ongoing operations. As of September 30, 2008, eCast owed $620,000 in outstanding debt represented by 6% convertible notes and the Company owed $287,800 in outstanding debts represented by 6% convertible notes. These notes were issued to two of the Company's major stockholders. The entire balance of $907,800 is now classified as current liabilities. During the nine months ended September 30, 2008, we borrowed a total of $479,036 from the Company's President and various other related and non-related parties to fund operating and financing needs. During the nine months ended September 30, 2008, we repaid an aggregate of $310,019 in principal and accrued interest to various related and unrelated parties. We anticipate we will continue borrowing funds or obtain additional equity financing to provide working capital.

The audit report of the Company's independent registered public accounting firm for the year ended December 31, 2007 includes a "going concern" explanation. In the auditor's opinion, the Company's limited operating history and the accumulated net deficit as of December 31, 2007, raised substantial doubt about the Company's ability to continue as a going concern. We require approximately $3,400,000 in capital over the next twelve months to pay off accounts payable and accrued expenses, and the convertible notes and notes payable reaching maturity unless we are able to obtain additional extensions.

Due to our limited cash flow, operating losses and intangible assets, it is unlikely that we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from our major stockholders and other outside sources in order to fund our current operations. If these outside sources are unwilling or unable to provide necessary working capital to us, we will probably not be able to sustain our operations. We have no written agreements or contractual obligations in place which would require our outside sources to continue to finance our operations. The NT Media and eCast convertible notes payable are voluntarily convertible when our or eCast's securities (as the case may be) are trading publicly and the underlying stock of the convertible notes have been registered with the SEC and declared effective. If they remain unpaid, the notes will automatically convert to Common Stock on the fifth anniversary of their respective issuances. Thus, the current convertible notes would be mandatorily converted during 2008 in the amount of $907,800 unless they become eligible for conversion prior to that time, or have been extended by the parties.

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

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including or Chief Executive Officer and Acting Chief Financial Officer (the "Certifying Officer") we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our Certifying Officer concluded that our disclosure controls and procedures were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to our management, including our chief executive officer, as appropriate to allow timely decisions regarding disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ADDITIONAL DISCLOSURE CONCERNING CONTROLS AND PROCEDURES

We currently believe that the Company has material weaknesses in its disclosure controls and procedures. We will continue to work in the coming weeks and months to address such weaknesses. We believe that the out-of-pocket costs, the diversion of management's attention from running the day-to-day operations and operational changes caused by the need to make changes in our internal control and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) could be significant and still we may not achieve significant improvements in our internal controls and procedures. If the time and costs associated with such compliance exceed our current expectations, our results of operations and the accuracy and timeliness of the filing of our annual and periodic reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative affect on the trading price of our Common Stock.

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

ITEM 1A. RISK FACTORS

As a Smaller Reporting Company, the Company is not required to respond to this
Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

On July 1, 2008, the Company issued 150,000 shares of Common Stock to a note holder to convert $1,500 in principal amount due under a note dated April 13, 2007. On July 2, 2008, the Company issued 125,000 shares of Common Stock to convert $1,250 in principal amount due to the same note holder. On July 3, 2008, the Company issued 125,000 shares of Common Stock to convert $1,250 in principal amount due to the same note holder. On July 7, 2008, the company issued 125,000 shares of Common Stock to convert $1,250 in principal amount due to the same note holder. On July 8, 2008, the Company issued 125,000 shares of Common Stock to convert $1,250 in principal amount due to the same note holder. On July 9, 2008, the Company issued 250,000 shares of Common Stock to convert $2,500 in principal amount due to the same note holder. The holder took the shares for investment purposes without a view to distribution and had access to information concerning the Company's business and prospects, as required by the Securities Act of 1933, as amended (the "Act"). In addition, there was no general solicitation or advertising for the issuance of the shares. The holder was permitted access to our management for the purpose of acquiring investment information. Due to the holder's status as a sophisticated party and their dealings with companies similar to ours, we deem the holder sophisticated for the purposes of Section 4(2) of the Act.


On July 2, 2008, the Company issued 125,000 shares of Common Stock to a note holder to convert $1,250 in principal amount due under a note dated September 12, 2005. On July 3, 2008, the Company issued 125,000 shares of Common Stock to convert $1,250 in principal amount due to the same note holder. The holder took the shares for investment purposes without a view to distribution and had access to information concerning the Company's business and prospects, as required by the Securities Act of 1933, as amended (the "Act"). In addition, there was no general solicitation or advertising for the issuance of the shares. The holder was permitted access to our management for the purpose of acquiring investment information. Due to the holder's status as a sophisticated party and their dealings with companies similar to ours, we deem the holder sophisticated for the purposes of Section 4(2) of the Act.

On July 1, 2008, the Company issued 150,000 shares of Common Stock to a note holder to convert $1,500 in principal amount due under a note dated June 30, 2004. On July 2, 2008, the Company issued 125,000 shares of Common Stock to convert $1,250 in principal amount due to the same note holder. On July 7, 2008, the Company issued 125,000 shares of Common Stock to convert an additional $1,250 in principal amount due to the same note holder. The holder took the shares for investment purposes without a view to distribution and had access to information concerning the Company's business and prospects, as required by the Securities Act of 1933, as amended (the "Act"). In addition, there was no general solicitation or advertising for the issuance of the shares. The holder was permitted access to our management for the purpose of acquiring investment information. Due to the holder's status as a sophisticated party and their dealings with companies similar to ours, we deem the holder sophisticated for the purposes of Section 4(2) of the Act.

On July 1, 2008, the Company issued 125,000 shares of Common Stock to a note holder to convert $1,250 in principal amount due under a note dated December 6, 2001. On July 7, 2008, the Company issued 125,000 shares of Common Stock to convert $1,250 in principal amount due to the same note holder. On July 8, 2008, the Company issued 125,000 shares of Common Stock to convert $1,250 in principal amount due to the same note holder. On July 9, 2008, the Company issued 125,000 shares of Common Stock to convert $1,250 in principal amount due to the same note holder. The holder took the shares for investment purposes without a view to distribution and had access to information concerning the Company's business and prospects, as required by the Securities Act of 1933, as amended (the "Act"). In addition, there was no general solicitation or advertising for the issuance of the shares. The holder was permitted access to our management for the purpose of acquiring investment information. Due to the holder's status as a sophisticated party and their dealings with companies similar to ours, we deem the holder sophisticated for the purposes of Section 4(2) of the Act.

On July 2, 2008, the Company issued 125,000 shares of Common Stock to a note holder to convert $1,250 in principal amount due under a note dated April 19, 2001. On July 3, 2008, the Company issued 125,000 shares of Common Stock to convert $1,250 in principal amount due to the same note holder. On July 7, 2008, the Company issued 125,000 shares of Common Stock to convert $1,250 in principal amount due to the same note holder. On July 8, 2008, the Company issued 125,000 shares of Common Stock to convert $1,250 in principal amount due to the same note holder. The holder took the shares for investment purposes without a view to distribution and had access to information concerning the Company's business and prospects, as required by the Securities Act of 1933, as amended (the "Act"). In addition, there was no general solicitation or advertising for the issuance of the shares. The holder was permitted access to our management for the purpose of acquiring investment information. Due to the holder's status as a sophisticated party and their dealings with companies similar to ours, we deem the holder sophisticated for the purposes of Section 4(2) of the Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number          Description
--------------          -----------

Exhibit 31              Certification Pursuant to Section 302 of the
                        Sarbanes-Oxley Act of 2002
Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 14, 2008         NT MEDIA CORP. OF CALIFORNIA, INC.



                                  /s/ Ali Moussavi
                                  ---------------------------------------------
                                  Ali Moussavi,
                                  President, Chief Executive Officer (Principal Executive Officer), and Acting Chief Financial Officer (Acting Principal Financial Officer)