Form 10-K
period 2008-12-31
NT MEDIA CORP OF CALIFORNIA INC
filed 2009-05-18
CIK 318622

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934 For the
                      fiscal year ended: DECEMBER 31, 2008

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from: ______ to _______

                         Commission File Number 0-31012

                    NT MEDIA CORPORATION OF CALIFORNIA, INC.
                 (Name of Small Business Issuer in Its Charter)


                     DELAWARE                                 94-3357128
          (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                  Identification No.)


                    7800 OCEANUS DRIVE
                  LOS ANGELES, CALIFORNIA                           90046
         (Address of principal executive offices)                 (Zip Code)


                    Issuer's telephone number: (323) 445-4833

      Securities registered under Section 12(b) of the Exchange Act: None.

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $.001 par value.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [ X ]

State issuer's revenues for its most recent fiscal year: $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $55,489.00 as of May 13, 2009.

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,088,884 common shares, $.001 par value, outstanding as of May 13, 2009.

Documents Incorporated By Reference:  None.

Transitional Small Business Disclosure Format (check one): Yes [_] No [ X ]

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes "forward-looking statements." These include, among others, the statements about our plans and strategies under the headings "Description of Business" and "Management's Discussion and Analysis or Plan of Operation." When used in this document and the documents incorporated herein by reference, the words "believe," "expect," "anticipate," "intend," "plan," "estimate," or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those we express in the forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a product company like ours operating in a competitive environment, factors that could significantly impact expected results include: the development of products in a timely and cost effective manner; the commercial acceptance of our products; the effect of national and local economic conditions; our outstanding indebtedness; the loss of key employees or collaborative partners; competition from products developed by other companies; the ability to attract and retain employees; and the ability to identify and consummate relationships with strategic partners, as well as risks set forth in "Management's Discussion and Analysis or Plan of Operation." Although we believe that our plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve these plans, intentions, or expectations. Actual results may differ materially from the forward-looking statements made in this Annual Report.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                  GENERAL

NT Media Corporation of California, Inc. is a Delaware corporation incorporated on March 14, 2000. We primarily are engaged in developing, producing and distributing programming for the entertainment industry. Our current business operations are focused on the development, production and distribution of programming in the entertainment industry including creating music platforms and skilled gaming in the United States and abroad and vertical social and professional networks. The Company intends to continue to develop media and entertainment assets and channels going forward. While the board of directors has not determined to acquire or invest in any new technology opportunities to date, we may in the future, seek to expand the Company's operations by engaging in acquisitions, joint ventures or strategic investments in technology ventures as approved by the Company's Board of Directors ("Board").

The Company is evolving as a leader in the development of destination websites that engage users and inspire loyalty. The Company does this by launching a wide array of websites that take advantage of the Worldwide Web's ability to reach users with information, services and products that encourages interaction between the visitor and the websites.

Using Web 2.0 techniques and technologies, the Company plans to create web applications, software and thus websites for the exchange of information. Social Networking sites like MySpace, FaceBook, Wikipedia and YouTube deliver large audiences with little investment in content creation because their users develop and post the material. These sites have changed how people meet, interact and share information. Blogs have made it possible to post content on subjects easily, and invite audience participation with responses. Classified advertising sites such as Ebay and Craigslist have changed how people shop for goods and services, making it easier for small business owners and entrepreneurs to compete. The Company develops websites in these genres, and others, meeting the challenge of the Web 2.0 marketplace.

The first site launched in August of 2008, is NeuroTrash.TV. It is a video-sharing site targeting young adults between 18 and 35. Users will be able to post and share videos on the site as well as take advantage of NeuroTrash.TV's video player to place videos on their own sites, Social Networking profile pages and blogs. The site has a social networking component providing information on the site's users and contributors. Other sites to be developed include social networking sites on specific subjects such as a revised version of single dads, a meeting place for single fathers to connect and share information. More sites will be launched as target audiences and demographics are identified and as the Company's financial resources allow.

The Company's revenue model is based on standard display banner ads, in-stream video advertising, product sales, and services. One feature of the NeuroTrash.TV website is the ability to earn revenue from video ads embedded in other websites on which our users place videos. Other revenue sources include marketing services, products and offers from other NT Media-owned sites such as ntmedia.storeblocks.com a music download site, and lead generation for goods and services such as new and used car prices, insurance, travel, loans and more. In January 2009, the Company launched a targeted social network for single fathers. SingleFatherNetwork is a targeted social network dedicated to serving the needs of unmarried fathers. The online community of Single Fathers will be able to post pictures, video, blogs, in the pursuit of sharing experiences, and networking amongst this very specific group. The Company expects to see continued growth in the overall online advertising market, and specifically in the social networking segment.

In January of 2009, the Company launched a targeted social network dedicated to discussion of all aspects of stem cell research. The network, www.stemcellstalk.com, is equipped with text, photos, videos, blogs, forums and extensive social networking in the area of stem cell research. The site is intended to foster education and debate as well as networking opportunities for medical professionals, patients, and companies engaged in stem cell treatment and research. The site is an open social forum for anyone wishing to join and will also be selectively inviting stem cell professionals to address participants in online forums and discussions.

In January of 2008, the Company entered into an employment agreement with Mr. Ali Moussavi. As part of the agreement Mr. Moussavi's services include acting as the Chairman of the Board, Chief Executive Officer and President of the Company. On May 15 2008, Mr. Moussavi and the Company, with the approval of the Board agreed to memorialize the conditions by entering into a final employment agreement (the "Moussavi Agreement"), under which Mr. Moussavi would continue to provide services as Chief Executive Officer and President of the Company on a full time basis. The material terms of the Moussavi Agreement are described below.

The Moussavi Agreement has a five-year term, providing a base salary of $150,000 per year, which may be increased at the sole discretion of the Board on each anniversary thereafter, or from time-to-time at the sole discretion of the Board. Upon reaching certain milestones, as determined in good faith by the Board, Mr. Moussavi may also receive an annual bonus up to the amount of his base salary. The Company also granted Mr. Moussavi an option to purchase 1,000,000 shares of Common Stock of the Company at $0.35 per share. The option is fully vested as of the date hereof. Mr. Moussavi shall also be entitled to five weeks paid vacation, the use of an automobile that may be selected by Mr. Moussavi and approved by the Board, the reimbursement of up to $1,500 for Mr. Moussavi's membership dues at two health clubs and one country club to be selected by Mr. Moussavi, and the reimbursement of up to $100,000 for the first year of Mr. Moussavi's employment for the cost of entertainment provided by Mr. Moussavi to the Company's customers, vendors, employees and strategic partners, which may be increased by 5% per annum starting January 1, 2009, and each year thereafter at Mr. Moussavi's sole discretion. Additionally, Mr. Moussavi may be entitled to reimbursement from the Company for reasonable costs and expenses incurred in connection with the performance of the duties and obligations provided for under the Moussavi Agreement.

GOVERNMENTAL APPROVAL

We are not presently aware of any governmental agency approval required for any of our existing operations or operations of our targeted acquisitions. We are subject to Federal Trade Commission regulations and other federal and state laws relating to the development, production, and distribution of entertainment programming. There are additional limitations relating to the distribution of adult oriented products. We believe we are in compliance with all laws, rules, and regulations material to our operations.

MARKETING AND SALES

Currently, marketing efforts have been exclusively in the form of direct response marketing on television commercials; however, we are evaluating all other distribution channels and opportunities.

RESEARCH AND DEVELOPMENT

We did not spend any money on research and development for 2008 or 2007. We currently intend to focus substantially all of our efforts and resources on the development of destination websites that engage users and inspire loyalty. The Company is doing this by launching a wide array of websites that take advantage of the Worldwide Web's ability to reach users with information, services and products that encourages interaction between the visitor and the websites.

EMPLOYEES

As of May 13, 2009 we had one employee. We also employ outside consultants from time-to-time to provide various services. Our employee is not represented by a labor union.

COMPETITION

We compete with a wide variety of companies in the entertainment industry. These competitors range from established internet companies, media companies to conglomerates and studios. In addition, as the entertainment and media services and offerings become more expansive and more numerous, better financed and established entities may expand into, acquire, invest or continue to consolidate within the industry, thus increasing the competitive pressures that we face.

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

OUR INDEPENDENT AUDITORS' REPORT EXPRESSES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent auditors' report, dated May 13, 2009 includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2008. We have experienced operating losses since the date of the auditors' report and in prior years. Our auditors' report may impede our ability to raise additional capital on terms acceptable to us. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors. If we are unable to continue as a going concern, your entire investment in us could be lost.

OUR FAILURE TO TIMELY PAY OUR INDEBTEDNESS MAY REQUIRE US TO CONSIDER STEPS THAT WOULD PROTECT OUR ASSETS AGAINST OUR CREDITORS.

If we cannot raise additional capital, we will not be able to repay our debt or pursue our business strategies as scheduled, or at all, and we may cease operations. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms. In the aggregate, as of December 31, 2008, we have approximately $2.6 million in debt obligations, including interest, payable within the next 12 months. During 2008, we issued debt in the aggregate amount of approximately $495,000. These notes are either being paid currently or have been extended by agreement. However, we cannot assure you any note holder will continue to extend payment of these debt obligations or ultimately agree to revise the terms of this debt to allow us to make scheduled payments over an extended period of time. We have no cash on hand and we do not expect to generate material cash from operations within the next 12 months. We have attempted to raise additional capital through debt or equity financings and to date have had limited success. The downtrend in the financial markets has made it extremely difficult for us to raise additional capital. In addition, our common stock trades on the Over The Counter Bulletin Board which makes it more difficult to raise capital than if we were trading on the NASDAQ Stock Market. Also, our default in repaying our debt restricts our ability to file registration statements, including those relating to capital-raising transactions, on Form S-3, which may make it more difficult for us to raise additional capital. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

WE HAVE A HISTORY OF LOSSES AND WE DO NOT ANTICIPATE THAT WE WILL BE PROFITABLE IN FISCAL 2009.

We have incurred losses since inception and have not generated sufficient revenues to cover our expenses during 2007 and 2008. We had an accumulated deficit of approximately $6.6 million as of December 31, 2008. During 2008, we incurred a net loss of approximately $464,000. Achieving profitability depends upon numerous factors, including our ability to raise additional capital in order to produce projects, which in turn will generate sales. We do not anticipate that we will be profitable in 2009. As a result of the losses and negative cash flows from operations, our ability to continue operations will depend on our ability to generate increased revenues and the availability of outside financing for working capital. If we are unable to generate sufficient revenues in the near future to cover our expenses or obtain outside capital to cover operating expenses, we may be unable to expand or maintain business operations.

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

OUR RELIANCE ON THIRD PARTIES FOR DEVELOPMENT OF OUR PRODUCTS MAY AFFECT OUR FUTURE PROSPECTS.

We do not maintain our own production facilities. Due to our limited number of employees, we rely on third parties to enter into agreements with us, in which case, we finance and co-produce the projects with them. To the extent third parties do not continue to enter into agreements with us, we will solely rely on developing and producing projects with only one employee.

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

OUR PRODUCTS MAY NOT BE COMMERCIALLY ACCEPTED WHICH WILL ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY.

Our ability to establish our current websites and launch new ones bears risk. If we are not able to gain acceptance in the social networking and video sharing market, we may not be able to generate meaningful revenue and may not be able to continue to operate. Our commercial success will also depend on our ability to market our websites which may require additional capital. If we cannot market effectively and we do not attract significant visitors to our websites, it will be difficult to recognize advertising revenue.

THE COMPETITIVE MARKET IN WHICH WE OPERATE MAKES IT VERY DIFFICULT TO DEVELOP PROJECTS THAT ARE OF INTEREST TO US.

Our industry is relatively new and is dominated by large competitors such as Facebook and Youtube. This may have an adverse affect on our ability to compete and recognize advertising revenue.

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

POTENTIAL ANTI-TAKEOVER TACTICS THROUGH ISSUANCE OF PREFERRED STOCK RIGHTS MAY BE DETRIMENTAL TO COMMON SHAREHOLDERS.

We are authorized to issue up to 5,000,000 shares of preferred stock, of which none currently are issued and outstanding. The issuance of preferred stock does not require approval by the shareholders of our common stock. Our Board, in its sole discretion, has the power to issue preferred stock in one or more series and establish the dividend rates and preferences, liquidation preferences, voting rights, redemption and conversion terms and conditions and any other relative rights and preferences with respect to any series of preferred stock. Holders of preferred stock may have the right to receive dividends, certain preferences in liquidation and conversion and other rights, any of which rights and preferences may operate to the detriment of the shareholders of our common stock. Further, the issuance of any preferred stock having rights superior to those of our common stock may result in a decrease in the market price of the common stock and, additionally, could be used by our Board as an anti-takeover measure or device to prevent a change in our control.

OUR COMMON STOCK IS CONSIDERED A "PENNY STOCK". THE APPLICATION OF THE "PENNY STOCK" RULES TO OUR COMMON STOCK COULD LIMIT THE TRADING AND LIQUIDITY OF THE COMMON STOCK, ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND INCREASE YOUR TRANSACTION COSTS TO SELL SHARES.

Our common stock is a "low-priced" security or "penny stock" under rules promulgated under the Securities Exchange Act of 1934, as amended. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer's duties in selling the stock, the customer's rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our common stock, will decrease liquidity of our common stock and will increase transaction costs for sales and purchases of our common stock as compared to other securities.

THE STOCK MARKET IN GENERAL HAS EXPERIENCED VOLATILITY THAT OFTEN HAS BEEN UNRELATED TO THE OPERATING PERFORMANCE OF LISTED COMPANIES. THESE BROAD FLUCTUATIONS MAY BE THE RESULT OF UNSCRUPULOUS PRACTICES THAT MAY ADVERSELY AFFECT THE PRICE OF OUR STOCK, REGARDLESS OF OUR OPERATING PERFORMANCE.

Shareholders should be aware that, according to SEC Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

WE DO NOT EXPECT TO PAY DIVIDENDS FOR THE FORESEEABLE FUTURE, AND WE MAY NEVER PAY DIVIDENDS. INVESTORS SEEKING CASH DIVIDENDS SHOULD NOT PURCHASE OUR COMMON STOCK.

We currently intend to retain any future earnings to support the development of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by state law. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

LIMITATIONS ON DIRECTOR AND OFFICER LIABILITY AND OUR INDEMNIFICATION OF OFFICERS AND DIRECTORS MAY DISCOURAGE SHAREHOLDERS FROM BRINGING SUIT AGAINST A DIRECTOR.

Our Articles of Incorporation and Bylaws provide, with certain exceptions as permitted by governing law, that a director or officer shall not be personally liable to us or our shareholders for breach of fiduciary duty as a director, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. These provisions may discourage shareholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by shareholders on our behalf against a director. In addition, our Articles of Incorporation and Bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by law.

THE OVER THE COUNTER BULLETIN BOARD IS A QUOTATION SYSTEM, NOT AN ISSUER LISTING SERVICE, MARKET OR EXCHANGE. THEREFORE, BUYING AND SELLING STOCK ON THE OTC BULLETING BOARD IS NOT AS EFFICIENT AS BUYING AND SELLING STOCK THROUGH AN EXCHANGE. AS A RESULT, IT MAY BE DIFFICULT FOR YOU TO SELL YOUR COMMON STOCK OR YOU MAY NOT BE ABLE TO SELL YOUR COMMON STOCK FOR AN OPTIMUM TRADING PRICE.

The OTC Bulletin Board (the "OTC BB") is a regulated quotation service that displays real-time quotes, last sale prices and volume limitations in over-the-counter securities.

Because trades and quotations on the OTC Bulletin Board involve a manual process, the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmations may be delayed significantly. Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

When fewer shares of a security are being traded on the OTC Bulletin Board, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Lower trading volumes in a security may result in a lower likelihood of an individual's orders being executed, and current prices may differ significantly from the price one was quoted by the OTC Bulletin Board at the time of the order entry.

Orders for OTC Bulletin Board securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTC Bulletin Board. Due to the manual order processing involved in handling OTC Bulletin Board trades, order processing and reporting may be delayed, and an individual may not be able to cancel or edit his order. Consequently, one may not be able to sell shares of common stock at the optimum trading prices.

The dealer's spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of securities on the OTC Bulletin Board if the common stock or other security must be sold immediately. Further, purchasers of securities may incur an immediate "paper" loss due to the price spread. Moreover, dealers trading on the OTC Bulletin Board may not have a bid price for securities bought and sold through the OTC Bulletin Board. Due to the foregoing, demand for securities that are traded through the OTC Bulletin Board may be decreased or eliminated.

WE EXPECT VOLATILITY IN THE PRICE OF OUR COMMON STOCK, WHICH MAY SUBJECT US TO SECURITIES LITIGATION RESULTING IN SUBSTANTIAL COSTS AND LIABILITIES AND DIVERTING MANAGEMENT'S ATTENTION AND RESOURCES.

The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

FUTURE SALES OF OUR COMMON STOCK COULD OUT DOWNWARD SELLING PRESSURE ON OUR SHARES, AND ADVERSELY AFFECT THE STOCK PRICE. THERE IS A RISK THAT THIS DOWNWARD PRESSURE MAY MAKE IT IMPOSSIBLE FOR AN INVESTOR TO SELL HIS SHARES AT ANY REASONABLE PRICE, IF AT ALL.

Future sales of substantial amounts of our common stock in the public market, if such a market develops, or the perception that such sales could occur, could put downward selling pressure on our shares and adversely affect the market price of our common stock.

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal offices are located at 7800 Oceanus Avenue, Los Angeles, California 90046. We presently occupy the offices of our President, Mr. Ali Moussavi, at no cost to us, as our sole office, an arrangement which we expect to continue until the Company raises enough capital to move offices.

ITEM 3.  LEGAL PROCEEDINGS

During 2002, the Company's subsidiary settled a lawsuit with its prior landlord of $100,000. As of December 31, 2007 the balance due for the settlement had not been paid and is reflected as a current liability in the accompanying consolidated balance sheet. Management is aware of a threatened litigation matter involving the nonpayment of certain legal fees. The claim for this matter is approximately $9,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Bulletin Board under the symbol "NTMIE." We anticipate the symbol will be restored to "NTMI" upon the filing of this Report. The following table sets forth the high and low bid information of our common stock on the OTC Bulletin Board for each quarter during the last two fiscal years and the subsequent interim period, as reported by the OTC Bulletin Board. This information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                   HIGH BID        LOW BID
                                                   --------        -------

      YEAR ENDED DECEMBER 31, 2007
      First Quarter                                  1.98            1
      Second Quarter                                 1.32            0.7
      Third Quarter                                  0.10            0.07
      Fourth Quarter                                 0.03            0.028

      YEAR ENDED DECEMBER 31, 2008
      First Quarter                                  0.026           0.025
      Second Quarter                                 0.02            0.015
      Third Quarter                                  0.22            0.22
      Fourth Quarter                                 0.149           0.149

      First Quarter of 2009                          0.0295          0.016

HOLDERS

As of May 13, 2009, we had 109 shareholders of record of our common stock.

DIVIDENDS

We do not currently pay any dividends on our common stock, and we currently intend to retain any future earnings for use in our business. Any future determination as to the payment of dividends on our common stock will be at the discretion of the Board and will depend on our earnings, operating and financial condition, capital requirements and other factors deemed relevant by the Board, including the General Corporation Law of the State of Delaware. The declaration of dividends on our common stock also may be restricted by the provisions of credit agreements that we may enter into from time to time.

                  RECENT SALES OF UNREGISTERED SECURITIES

During 2008, we issued the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "ACCREDITED INVESTORS" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

During 2008, we issued 2,550,000 shares of common stock to various note holders to covert principal amounts due on various notes payable valued at approximately $25,500.

Aside from the above transaction, we have not sold any unregistered securities during the last fiscal year other than those previously reported in Quarterly Reports on Form 10-Q or Current Reports on Form 8-K and filed with the Securities and Exchange Commission.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Set forth in the table below is information regarding awards made through equity compensation plans, through December 31, 2008, for our last fiscal year.

-------------------------------------------------------------------------------------------------------------------

                                                       NUMBER OF
                                                    SECURITIES TO BE          WEIGHTED-             NUMBER OF
                                                      ISSUED UPON            AVERAGE PRICE          SECURITIES
                                                      EXERCISES OF        PRICE OF OUTSTANDING      AVAILABLE FOR
                                                  OUTSTANDING OPTIONS,   OPTIONS, WARRANTS, AND     FUTURE PLAN
                 PLAN CATEGORY                    WARRANTS, AND RIGHTS         RIGHTS                ISSUANCE
-------------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLANS APPROVED BY SECURITY            N/A                      N/A                 N/A
HOLDERS
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLANS NOT APPROVED BY
SECURITY HOLDERS
-------------------------------------------------------------------------------------------------------------------
         2006 CONSULTANT STOCK PLAN                   250,000 (1)                  N/A                  0
-------------------------------------------------------------------------------------------------------------------
         2007 EQUITY INCENTIVE PLAN                    300,000                     N/A                  0
-------------------------------------------------------------------------------------------------------------------
         2007-1 EQUITY INCENTIVE PLAN                  400,000                                     107,108(2)
-------------------------------------------------------------------------------------------------------------------
         2007-2 EQUITY INCENTIVE PLAN                  400,000                     N/A                5,888
-------------------------------------------------------------------------------------------------------------------

(1) Represents total number of shares of common stock originally authorized for stock grants. The Plan does not authorize stock option grants.

(2) Represents number of shares of common stock authorized but not issued under the S-8 plan. The plan does not authorize stock option grants.

On June 29, 2006, our Board adopted the 2006 Consultant Stock Plan (the "Plan"). The Plan authorizes common stock grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. We reserved 250,000 shares of our common stock for awards to be made under the Plan. The Plan is to be administered by a committee of one or more members of our Board.

On June 29, 2007, our Board adopted the 2007 Equity Incentive Plan (the "2007 Plan"). The 2007 Plan authorizes common stock grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. We reserved 300,000 shares of our common stock for awards to be made under the 2007 Plan. The 2007 Plan is be administered by a committee of two or more members of our Board.

On September 28, 2007, our Board adopted the 2007-1 Equity Incentive Plan (the "2007-1 Plan"). The 2007-1 Plan authorizes common stock grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. We reserved 400,000 shares of our common stock for awards to be made under the 2007-1 Plan. The 2007-1 Plan may is administered by a committee of two or more members of our Board.

On November 2, 2007, our Board adopted the 2007-2 Equity Incentive Plan (the "2007-2 Plan"). The 2007-2 Plan authorizes common stock grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. We reserved

400,000 shares of our common stock for awards to be made under the 2007-2 Plan. The 2007-2 Plan is be administered by a committee of two or more members of our Board.

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

ITEM 6.   SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to furnish this information.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

We primarily are engaged in the development of destination websites that engage users and inspire loyalty. The company is doing this by launching a wide array of websites that take advantage of the Worldwide Web's ability to reach users with information, services and products that encourages interaction between the visitor and the websites.

Over the next twelve-month period, we anticipate needing the following operating capital amounts:

                               PURPOSE                              AMOUNT
                               -------                              ------

          Growth Capital for Acquired Subsidiaries              $  245,000

          Additional Employees                                  $   49,000

          Marketing and Public Relations Campaigns              $  147,000

          Participation in Industry and Trade Functions         $   24,500

          Ongoing Operations                                    $  147,000

          Capital needed for total amount of convertible
          notes reaching maturity (unless notes are extended)   $  907,800

          Capital needed for total amount of notes payable
          reaching maturity (unless notes are extended)         $  950,100

          Capital needed to pay accounts payable and accrued
          expenses owing                                        $1,676,897

Outside financing will continue to be necessary to meet our anticipated working capital needs for the foreseeable future. We anticipate our major stockholders will make capital investments or loans of convertible debt to pay our operating expenses for the foreseeable future but, we cannot assure you that they will commit to making the necessary capital investments or loans. Cash requirements may also be met through the cash flow of acquired subsidiary operations if our acquisition strategy is realized during the current year. Given our current financial position for the immediate future, we expect to operate our current lines of business under strict budgetary constraints in order to keep operating expenses as low as possible until new core businesses are acquired. We will attempt to negotiate extensions of our debt obligations or negotiate for the conversion of some or all of our debt into equity; however, we cannot assure our success.

PLAN OF OPERATIONS

The Company plans to take advantage of the growth in the Mobile digital content and digital music distribution sectors through joint ventures. Over the last several months, The Company has joined the affiliate programs of Apple's iTunes, Bango PLC, Blockbuster, and Shelter From The Store Records. These deals have given NT Media a foothold in the fast growing digital media space. Areas that we see the most growth potential are different music platforms, skilled gaming in the U.S. and abroad and vertical social and professional networking. The Company anticipates cash requirements of about $4.1 million in the next 12 months, the bulk of which would be put toward the repayment of notes that would be due and servicing our debt. The remainder will be used for marketing and professional services and personnel. We expect to raise the said funds through private placements of debt and equity throughout the year, but there can be no assurance that we will be successful in such placements. Our research and development will primarily consist of finding knowledgeable agents that can analyze the business of our potential joint venture partners throughout the U.S. and abroad with a concentration in Europe, the Middle East and China.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, and that would be considered material to investors.

LIQUIDITY AND SOURCES OF CAPITAL

We have incurred operating losses as of December 31, 2008. We had an accumulated deficit of $6.6 million. At December 31, 2008, we had $280 of cash or cash equivalents and a net working capital deficit of $3.6 million.

During the last three years, both our Company and our wholly-owned subsidiary, Ecast, have been dependent on borrowed or invested funds in order to finance their ongoing operations. As of December 31, 2008, Ecast had $620,000 in outstanding debt represented by 6% convertible notes while we had $287,800 in outstanding debts represented by 6% convertible notes. These notes have been issued to two of our major stockholders and are classified as current liabilities at December 31, 2008. During the year ended December 31, 2008, we converted $10,000 in principal amounts due under these notes to the Company's common stock.

During 2008, we borrowed a total of $204,961 from our President through non-interest bearing notes, of which $27,000 has been repaid as of December 31, 2008. In addition, we borrowed $88,039 from a related party under non-interest bearing notes, of which $71,000 has been repaid as of December 31, 2008. From non-related parties, we borrowed $201,657 and repaid $201,916 during 2008. Additionally, we converted a total of $15,500 in principal amounts due under various notes with non-related parties to the Company's common stock during 2008. We anticipate having to continue to borrow funds or obtain additional equity capital to provide our working capital.

The audit report of our independent registered public accounting firm for the year ended December 31, 2008 includes a "going concern" explanation. In the accountant's opinion, our limited operating history and the accumulated net deficit as of December 31, 2008, raised substantial doubt about our ability to continue as a going concern. We require approximately $3.5 million in capital over the next twelve months to pay off accounts payable and accrued expenses, and the convertible notes and notes payable reaching maturity unless we receive additional extensions.

Due to our limited cash flow, operating losses and intangible assets, it is unlikely we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from our major stockholders and other outside sources in order to fund our current operations. If these outside sources are unwilling or unable to provide necessary working capital to us, we would probably not be able to sustain our operations. There is no written agreement or contractual obligation, which would require our outside sources to fund our operations up to a certain amount or indeed continue to finance our operations at all. The NT Media and Ecast notes are voluntarily convertible when our or Ecast's securities (as the case may be) are trading publicly and the underlying stock of the convertible notes has been registered with the SEC and declared effective. It is mandatory that they must be converted or paid on the fifth year of their anniversary date. Thus, the current convertible notes would be mandatorily converted during 2009 in the amount of $907,800 unless they become eligible for conversion prior to that time, or have been extended by the parties.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company, we are not required to furnish this information.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and related notes are set forth at pages F-1 through F-20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2008 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

IDENTIFIED MATERIAL WEAKNESSES

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following internal control deficiencies during its assessment of our internal control over financial reporting as of December 31, 2008:

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


A regionally-recognized independent consulting firm assisted management with its assessment of the effectiveness of our internal control over financial reporting, including scope determination, planning, staffing, documentation, testing, remediation and retesting and overall program management of the assessment project. In conclusion, our Chief Executive Officer and Acting Chief Financial Officer surmised that NT Media did not maintain effective internal control over financial reporting as of December 31, 2008.

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


We intend to implement the five initiatives above as soon as possible. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

CONCLUSION

The above identified material weaknesses did not result in material audit adjustments to our 2008 financial statements. However, it is reasonably possible that, if not remediated, one or more of the identified material weaknesses noted above, could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

In light of the identified material weaknesses, management performed (i) significant additional substantive review of those areas described above, and
(ii) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review that compared changes from the prior period's financial statements and analyzed all significant differences. These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-K fairly present in all material respects the Company's financial position, results of operations and cash flows for the periods presented.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The changes noted above, are the only changes during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below are the names, ages, positions and business experience of our directors and executive officers as of May 13, 2009.

NAME                       AGE        POSITION
----                       ---        --------

Ali Moussavi               38         Chief Executive Officer,  President,
                                      Acting Chief Financial Officer and
                                      Chairman of the Board of Directors

Christopher Briggs         38          Director



All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualified. Officers serve at the pleasure of the board of directors.

There are no family relationships among any of our directors, executive officers, or persons nominated or chosen as our directors or executive officers.

BUSINESS EXPERIENCE

CHRISTOPHER BRIGGS. Mr. Briggs was appointed Director of the Company, and the Company's CEO and CFO on June 30, 2003. He resigned from those positions as of June 30th 2005, but he remains a Director of the Company. From April 2002 to June 2003, Mr. Briggs managed the Company's office in Montreal, Canada. Prior to joining the Company, Mr. Briggs was employed for over four years as a development executive with Next Entertainment, a TV production company.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership, and reports of changes in ownership, of our common stock and other equity securities of ours. Executive officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports that they file. To our knowledge, based solely on a review of the copies of the reports furnished to us, and representations from our executive officers and directors that no other reports were required during the 2008 and 2007, we believe our executive officers, directors and greater than ten percent shareholders of our common stock, complied with all Section 16(a) filing requirements applicable to them.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by, or paid to the executive officers below for 2008. The following table summarizes all compensation for fiscal year 2008 received by our Chief Executive Officer. No other executive officer earned in excess of $100,000 in 2008.

------------------------------------------------------------------------------------------------------------------------
                                             SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------

                                                                                          Nonquali-
                                                                                          fied        All
                                                                          Non-Equity      Deferred    Other
                                                   Stock     Option       Incentive       Compensa    Compan-
Name and             Year                          Awards    Awards       Plan            Earnings    sation    Total
principal position    ($)     Salary    Bonus ($)  ($)       ($)          Compensation    ($)         ($)       ($)
-------------------- -------- --------- ---------- --------- ------------ --------------- ----------- --------- --------
Ali Moussavi,
President,  CEO,
Acting CFO, and
Chairman of the       2008    $93,750      --         --         --             --            --         --     $93,750
Board of Directors
-------------------- -------- --------- ---------- --------- ------------ --------------- ----------- --------- --------

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There are no unexercised options, unvested stock awards, or equity incentive plan awards outstanding for the above-named executive officer as of December 31, 2008.

COMPENSATION OF DIRECTORS

The following reflects all compensation awarded to, earned by, or paid to the directors below for 2008.

-----------------------------------------------------------------------------------------------------------------------
                                                 DIRECTOR COMPENSATION
-----------------------------------------------------------------------------------------------------------------------
                                                                                    Change in
                                                                                    Pension
                                                                       Non-Equity   Value and
                                                                       Incentive    Nonqualified   All
                                                                       Plan         Deferred       Other
                                                 Stock     Option      Compen-      Compensation   Compen-
                                Fees Earned or   Awards    Awards      sation       Earnings       sation
Name                            Paid in Cash ($) ($)       ($)         ($)          ($)            ($)     Total ($)
------------------------------- ---------------- --------- ----------- ------------ -------------- ------- ------------
Ali Moussavi, Chairman                $0            --         --          --            --          --        $0
------------------------------- ---------------- --------- ----------- ------------ -------------- ------- ------------
Christopher Briggs, Director          $0            --         --          --            --          --        $0
------------------------------- ---------------- --------- ----------- ------------ -------------- ------- ------------


There were no stock or option awards issued to any directors and outstanding as of December 31, 2008.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of May 13, 2009, relating to the ownership of our common stock, by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors and nominees, (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned.

 ----------------------------------------------------------------------------
 NAME AND ADDRESS OF BENEFICIAL OWNER       Number of Shares of     Percent
                                            Common Stock            of Class
                                            Beneficially Owned (1      (1)
 ----------------------------------------------------------------------------
 Christopher Briggs (2)                     1,000                     *
 616 Milwood Ave.
 Venice, CA  90921...................
 ----------------------------------------------------------------------------

 Ali Moussavi (3)                           0                         *
 7800 Oceanus Ave
 Los Angeles, CA  90046.............
 ----------------------------------------------------------------------------

 Astor Capital, Inc. (4)                    22,899                    *
 9595 Wilshire Blvd. #700
 Beverly Hills, CA 90212
 ----------------------------------------------------------------------------
 Directors and executive officers as a      1,000                     *
 group (2 persons)..................
 ----------------------------------------------------------------------------
 * Less than 1%.
 ----------------------------------------------------------------------------

(1) Under Rule 13d-3 under the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by that person (and only that person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership with respect to the number of shares of our common stock actually outstanding at May 14, 2009. As of May 14, 2009, we had 10,088,884 common shares, $.001 par value, outstanding.

(2)      Mr. Briggs serves as a director of the Company.

(3) Mr. Moussavi serves as President, Chief Executive Officer, Acting Chief Financial Officer of the Company, and Chairman of our Board of Directors.

(4) Mr. Moussavi served as a Managing Partner of Astor Capital, Inc. from 1995 to November of 2005

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following describes all transactions since the beginning of the Company's last fiscal year, and all proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company's total assets at year-end for the last three completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

In 2008, we issued unsecured non-interest bearing promissory notes totaling $204,961 to Ali Moussavi of which $27,000 was repaid during 2008.

There were no other reportable transactions within the last three years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors approved the engagement of AJ. Robbins, PC as our independent auditors through the quarter ended September 30, 2007. As of October 22, 2007, AJ. Robbins, PC resigned as the Company's independent auditors and the Company engaged GPKM, LLP as its Independent auditor.

Audit Fees

The aggregate fees billed by AJ. Robbins for the audit and review of our annual financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2008 and 2007, were approximately $0 and $96,454, respectively.

The aggregate fees billed by GPKM, LLP for the audit and review of our annual financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2008 and 2007, were approximately $23,750 and $17,500, respectively.

Audit-Related Fees

The aggregate fees billed by AJ. Robbins, PC for assurance and related services rendered by AJ. Robbins that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2008 and 2007, were $0 and $0, respectively.

The aggregate fees billed by GPKM, LLP for assurance and related services rendered by GPKM, LLP that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2008 and 2007 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed by AJ. Robbins, PC for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2008 and 2007, were approximately $0and $757 respectively.

All Other Fees

No other fees were billed by AJ. Robbins, PC for the fiscal years ended December 31, 2008 and 2007.

Prior to engagement, the Board pre-approved all non-audit services performed by the independent auditor.

ITEM 15. EXHIBITS

ITEM NUMBER        FOOTNOTE        DESCRIPTION
Exhibit 2.1        (1)             Stock Exchange Agreement dated April 17, 2001.
Exhibit 3.1        (2)             Certificate of Incorporation dated March 14, 2000.
Exhibit 3.2        (2)             Bylaws dated March 14, 2000.
Exhibit 3.3        (1)             Amendment to Certificate of Incorporation dated April 24, 2001.
Exhibit 10.1       (3)             Executive Employment Agreement with Chris Mehringer.
Exhibit 10.2       (3)             Office Lease.
Exhibit 10.3       (5)             Operating  Agreement  between NT Media Corp.  of CA and SU  Productions,  LLC dated April 9, 2004.
Exhibit 10.4       (7)             Executive Employment Agreement with Ali Moussavi
Exhibit 14.1       (4)             Code of Business Conduct and Ethics.
Exhibit 21.1       (6)             List of Subsidiaries.
Exhibit 23.1                       Consent of Independent Registered Public Accounting Firm
Exhibit 31.1                       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1                       Certification of Chief Financial Officer pursuant to 18 U.S.C.  Section 1350,

(1) Filed as an exhibit to the Company's Current Report on Form 8-K filed on May 1, 2001.

(2) Filed as an exhibit to the Company's Registration Statement on Form SB-2 on June 1, 2000

(3) Filed as an exhibit to the Company's Annual Report on Form 10-KSB filed on April 9, 2002.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-KSB filed on April 14, 2004.

(5) Filed as an exhibit to the Company's Annual Report on Form 10-KSB filed on May 20, 2005.

(6) Filed as an exhibit to the Company's Annual Report on Form 10-KSB filed on May 19, 2006.

(7) Filed as an exhibit to the Company's Current Report on form 8-K filed on May 15, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 18, 2009                     NT MEDIA CORPORATION OF CALIFORNIA, INC.


By:                                     /s/ Ali Moussavi
                                        ----------------------------------------
                                        Ali Moussavi, President, Chief
                                        Executive Officer and Chairman
                                        of the Board of Directors


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: May 18, 2009                      /s/ Christopher Briggs
                                        ----------------------------------------
                                        Christopher Briggs, Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
NT Media Corporation of California, Inc. and Subsidiaries
Los Angeles, California

We have audited the consolidated balance sheet of NT Media Corporation of California, Inc. and Subsidiaries, a development stage company, (the "Company"), as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. The statements of operations, stockholders' equity and cash flows included in the cumulative information from inception (June 4, 1999) to December 31, 2006 have been audited by other auditors whose report is presented separately in the Company's 10-K filing. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended. Further, in our opinion, based on our audit and the report of other auditors' as referred to above, the financial statements fairly present in all material respects, the results of the Company's operations and cash flows for the period from inception (June 4, 1999) to December 31, 2008 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses from operations, has a working capital deficit and has an accumulated deficit of $6,626,180 as of December 31, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from such uncertainty.


/s/Goldman Parks Kurland Mohidin

Goldman Parks Kurland Mohidin
Encino, California
May 13, 2009

                          NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                                     (A Development Stage Company)
                                      Consolidated Balance Sheets


                                                               December 31, 2008      December 31, 2007
                                                               -----------------      -----------------
                                ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                 $             280      $             266
     Prepaid Expenses                                                      5,117                     --
                                                               -----------------      -----------------
TOTAL CURRENT ASSETS                                           $           5,397      $             266
                                                               =================      =================



               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                          $         435,289      $         364,923
     Accrued liabilities                                                 430,504                342,950
     Accrued liabilities to related parties                              811,104                727,930
     Notes payable                                                       749,100                797,859
     Notes payable, related party                                        201,000                  7,000
     Convertible notes payable                                           282,200                287,200
     Convertible notes payable, related party                            625,600                630,600
     Accrued litigation settlement                                       113,178                113,178
                                                               -----------------      -----------------
TOTAL CURRENT LIABILITIES                                              3,647,975              3,271,640
                                                               -----------------      -----------------

LONG-TERM LIABILITIES
     Note Payable                                                         33,000                     --
                                                               -----------------      -----------------

TOTAL LIABILITES                                                       3,680,975              3,271,640
                                                               -----------------      -----------------

MINORITY INTEREST                                                             --                     --

COMMITMENTS AND CONTINGENCIES                                                 --                     --

STOCKHOLDERS' DEFICIT
     Preferred stock, $0.001 par value, 5,000,000 shares
       authorized; 0 shares issued and outstanding                            --                     --
     Common stock; $0.001 par value; 1,000,000,000 shares
       authorized; 5,888,884 shares issued and outstanding                 5,888                  2,628
     Additional paid-in capital                                        2,944,714              2,888,664
     Deferred Stock Based Compensation                                        --                     --
     Deficit accumulated during the development stage                 (6,626,180)            (6,162,666)
                                                               -----------------      -----------------
TOTAL STOCKHOLDERS' DEFICIT                                           (3,675,578)            (3,271,374)
                                                               -----------------      -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $           5,397      $             266
                                                               =================      =================



                     See accompanying notes to consolidated financial statements.




                                       NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                                                  (A Development Stage Company)
                                              Consolidated Statements of Operations



                                                                           Twelve months ended                  Cumulative from
                                                                 ----------------------------------------            June 4,
                                                                    December 31,           December 31,       1999 (inception) to
                                                                       2008                   2007             December 31, 2008
                                                                 -----------------      -----------------      -----------------

REVENUE                                                           $              --      $              --      $         385,997
                                                                  -----------------      -----------------      -----------------

COSTS AND EXPENSES
           General and administrative                                       313,940                716,602              5,251,732
           Depreciation and amortization                                         --                     --                132,077
           Impairment of film costs                                              --                     --                156,445
           Impairment of related party receivables                               --                     --                 35,383
           Inventory Write-down                                                                         --                 24,820
           Loss on litigation settlement                                         --                     --                100,000
                                                                  -----------------      -----------------      -----------------
TOTAL COSTS AND EXPENSES                                                    313,940                716,602              5,700,457
                                                                  -----------------      -----------------      -----------------

LOSS FROM OPERATIONS                                                       (313,940)              (716,602)            (5,314,460)

OTHER INCOME (EXPENSE)
           Interest income, related party                                        --                     --                 23,154
           Interest expense                                                (108,963)              (207,892)              (574,488)
           Interest expense, related party                                  (39,811)               (40,452)              (375,125)
           Loan fees                                                             --                     --               (616,000)
           Debt forgiven                                                         --                     --                290,595
           Legal fees forgiven                                                   --                     --                 12,296
           Provision for common stock subscription receivable                    --                     --                (91,552)
                                                                  -----------------      -----------------      -----------------
TOTAL OTHER INCOME (EXPENSE)                                               (148,774)              (248,344)            (1,331,120)
                                                                  -----------------      -----------------      -----------------

NET (LOSS) BEFORE MINORITY INTEREST
AND PROVISION FOR INCOME TAXES                                             (462,714)              (964,946)            (6,645,580)

MINORITY INTEREST                                                                --                     --                 33,000
                                                                  -----------------      -----------------      -----------------

NET (LOSS)  BEFORE PROVISION
           FOR INCOME TAXES                                                (462,714)              (964,946)            (6,612,580)

PROVISION FOR INCOME TAXES                                                      800                    800                 13,600
                                                                  -----------------      -----------------      -----------------

NET (LOSS)                                                        $        (463,514)     $        (965,746)     $      (6,626,180)
                                                                  =================      =================      =================

NET (LOSS) PER SHARE:
           BASIC AND DILUTED                                      $           (0.11)     $           (0.79)
                                                                  =================      =================

WEIGHTED AVERAGE SHARES OUTSTANDING:
           BASIC AND DILUTED                                              4,161,097              1,219,024
                                                                  =================      =================


                                  See accompanying notes to consolidated financial statements.




                                         NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                                                    (A Development Stage Company)
                                          Consolidated Statements of Stockholders' Deficit
                                  For the Period From June 4, 1999 (inception) to December 31, 2008

                                                                                                           Deficit
                                                                                 Common                  accumulated
                                         Common stock            Additional      Stock                   during the
                                    -------------------------     paid-in     Subscription  development    Deferred
                                       Shares        Amount       capital      Receivable      stage     Compensation     Total
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance at June 4, 1999 (inception)          --   $        --   $        --   $        --   $        --            --   $        --

Stock sales - June 4, 1999 at
  $0.30 per share                        63,415            63        19,937            --            --            --        20,000
Stock sales - August 25, 1999 at
  $1.10 per share                        22,900            23        24,977            --            --            --        25,000
Stock sales - October 12, 1999 at
  $2.20 per share                        89,874            90       199,910       (10,000)           --            --       190,000
Net loss for the period from
  June 4, 1999 (inception)
  December 31, 1999                          --            --            --            --       (65,583)           --       (65,583)
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 1999            176,189           176       244,824       (10,000)      (65,583)           --       169,417

Payment received on stock
  sale - February 1, 2000                    --            --            --        10,000            --            --        10,000
Stock sales - April 19, 2000
  at $5.70 per share                     44,038            44       249,956            --            --            --       250,000
Stock sales - May 5, 2000
  at $15.90 per share                    12,573            13       199,987            --            --            --       200,000
Net loss                                     --            --            --            --      (810,463)           --      (810,463)
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2000            232,800           233       694,767            --      (876,046)           --      (181,046)

Stock sales - April 4, 2001 at
  $9.70 per share                         7,200             7        69,475       (69,482)           --                          --
Reorganization of NT Media
  - April 17, 2001                       60,000            60           (60)           --            --                          --
Issuance of stock options
  - August 30, 2001                          --            --        19,500            --            --                      19,500
Net loss                                     --            --            --            --      (972,048)                   (972,048)
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2001            300,000           300       783,682       (69,482)   (1,848,094)           --    (1,133,594)

Net loss                                     --            --            --            --      (354,279)                   (354,279)
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2002            300,000           300       783,682       (69,482)   (2,202,373)           --    (1,487,873)

Stock sales - various dates
  at $3.80 per share                      6,950             6        26,577            --            --                      26,584
Stock sales - various dates
  at $5.30 per share                     41,200            41       216,260            --            --                     216,301
Stock sales - various dates
  at $6.00 per share                      3,925             4        23,546            --            --                      23,550
Stock sales - various dates
  at $6.80 per share                      3,500             4        23,621            --            --                      23,625
Stock sales - various dates
  at $9.00 per share                      3,250             3        29,247            --            --                      29,250
Stock sales - April 30, 2003
  at $5.60 per share                        915             1         5,146            --            --                       5,147
Stock sales - May 1, 2003
  at $7.10 per share                        800             1         5,699            --            --                       5,700
Stock sales - various dates
  at $7.50 per share                      3,500             4        26,246            --            --                      26,250
Stock sales - May 8, 2003
  at $8.30 per share                        300             0         2,475            --            --                       2,475
Stock sales - May 9, 2003
  at $8.60 per share                        800             1         6,899            --            --                       6,900
Stock sales - May 7, 2003
  at $9.40 per share                        400             0         3,750            --            --                       3,750
Stock sales - May 19, 2003
  at $10.50 per share                       500             1         5,249            --            --                       5,250
Stock sales - May 13 2003
  at $12.00 per share                       188             0         2,250            --            --                       2,250
Stock sales - June 30, 2003
  at $25.50 per share                       250             0         6,375            --            --                       6,375
Offering costs                               --            --       (48,476)           --            --                     (48,476)
Stock issued for services -
  July 2, 2003 at $25.00 per share        1,000             1        24,999            --            --                      25,000
Net loss                                     --            --            --            --      (307,679)                   (307,679)
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2003            367,478           367     1,143,546       (69,482)   (2,510,052)           --    (1,435,621)






                                         NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                                                    (A Development Stage Company)
                                          Consolidated Statements of Stockholders' Deficit
                                  For the Period From June 4, 1999 (inception) to December 31, 2008

                                                                                                           Deficit
                                                                                 Common                  accumulated
                                         Common stock            Additional      Stock                   during the
                                    -------------------------     paid-in     Subscription  development    Deferred
                                       Shares        Amount       capital      Receivable      stage     Compensation     Total
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

Stock sales - February 3, 2004
  at $3.60 per share                      3,566             4        12,770            --            --                      12,774
Stock sales - April 23, 2004
  at $15.00 per share                       200             0         3,000            --            --                       3,000
Stock sales - April 27, 2004
  at $17.00 per share                       250             0         4,250            --            --                       4,250
Stock sales - May 26, 2004
  at $14.00 per share                       300             0         4,200            --            --                       4,200
Stock sales - November 16, 2004
  at $57.10 per share                       979             1        55,960            --            --                      55,961
Stock sales - December 16, 2004
  at $63.90 per share                       747             1        47,686            --            --                      47,687
Offering costs                               --            --       (13,188)           --            --                     (13,188)
Stock issued for loan fees -
  June 18, 2004 at $56.40 per share       7,500             8       422,992            --            --                     423,000
Stock issued for services -
  July 2, 2004 at $90.00 per share        2,000             2       179,998            --            --                     180,000
Stock issued for services -
  August 10, 2004 at $85.00 per share       100             0         8,500            --            --                       8,500
Issuance of warrants for services
  - August 10, 2004                          --            --        40,870            --            --                      40,870
Net loss                                     --            --            --            --    (1,447,749)                 (1,447,749)
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2004            383,119           383     1,910,584       (69,482)   (3,957,801)           --    (2,116,316)

Stock sales - July 13, 2005
  at $25.00 per share                     1,915             2        47,873                                                  47,875
Offering costs                                                       (4,786)                                                 (4,786)
Net loss                                     --            --            --            --      (509,623)                   (509,623)
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2005            385,034           385     1,953,671       (69,482)   (4,467,424)           --    (2,582,850)

Stock issue for services -
  June 12, 2006 at $1.00 per share       25,000            25        24,975                                                  25,000
Stock issue for conversion of
  bridge notes - June 16, 2006 at
  $0.71 per share                        76,056            76        53,924                                                  54,000
Stock issue for services -
  June 19, 2006 at $0.61 per share       22,000            22        13,398                                                  13,420
Stock issue for services - June 20,
  2006 at $0.61 per share                 8,000             8         2,992                                                   3,000
Subscription Receivable Write-off            --                                     69,482                                   69,482
Stock issue for services -
  July 12, 2006 at $1.00 per share       25,000            25        24,975                                                  25,000
Stock issue for services -
  July 20, 2006 at $2.58 per share       25,000            25        64,475                                                  64,500
Stock issue for services -
  July 20, 2006 at $0.40 per share       25,000            25         9,975                                                  10,000
Stock issue for services -
  Aug 2, 2006 at $1.70 per share         30,000            30        50,970                                                  51,000
Stock issue for services -
  Nov. 20, 2006 at $1.00 per share       10,000            10         9,990                                                  10,000
Stock issue for services -
  Nov. 20, 2006 at $1.00 per share       10,000            10         9,990                                                  10,000
Stock issue for services -
  Dec. 5, 2006 at $1.00 per share        10,000            10         9,990                                                  10,000
Stock issue for services -
  Dec. 5, 2006 at $1.00 per share        20,000            20        19,980                                                  20,000
Stock issue for services -
  Dec. 28, 2006 at $1.00 per share       10,000            10         9,990                                                  10,000
Deferred stock-based compensation                                                                             (10,417)      (10,417)
Net loss - Twelve Months                                                                       (729,496)                   (729,496)
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2006            681,090           681     2,259,295            --    (5,196,920)      (10,417)   (2,947,361)





                                         NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                                                    (A Development Stage Company)
                                          Consolidated Statements of Stockholders' Deficit
                                  For the Period From June 4, 1999 (inception) to December 31, 2008

                                                                                                           Deficit
                                                                                 Common                  accumulated
                                         Common stock            Additional      Stock                   during the
                                    -------------------------     paid-in     Subscription  development    Deferred
                                       Shares        Amount       capital      Receivable      stage     Compensation     Total
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

Stock issue for services -
  Feb. 23, 2007 at $1.10 per share       38,000            38        41,762                                                  41,800
Stock issue for services -
  Feb. 23, 2007 at $1.10 per share       38,000            38        41,762                                                  41,800
Deferred stock-based compensation                                                                              10,417        10,417
Stock issue for services -
  July 3, 2007 at $.40 per share         37,500            38        14,962                                                  15,000
Stock issue for services -
  July 12, 2007 at $.40 per share        34,091            34        14,966                                                  15,000
Stock issue for services -
  July 12, 2007 at $1.14 per share       30,000            30        34,170                                                  34,200
Stock issue for services -
  July 12, 2007 at $1.14 per share       10,000            10        11,390                                                  11,400
Stock issue for services -
  July 15, 2007 at $2.00 per share       50,000            50        99,950                                                 100,000
Stock issue for services -
  July 20, 2007 at $2.90 per share        5,000             5        14,495                                                  14,500
Stock issue for services -
  July 20, 2007 at $2.90 per share        5,000             5        14,495                                                  14,500
Stock issue for services -
  July 22, 2007 at $2.90 per share       10,000            10        28,990                                                  29,000
Stock issue for services -
  July 27, 2007 at $1.33 per share        1,000             1         1,329                                                   1,330
Stock issue for services -
  July 30, 2007 at $.52 per share        28,846            29        14,971                                                  15,000
Stock issue for services -
  August 1, 2007 at $1.75 per share      25,000            25        43,725                                                  43,750
Stock issue for services -
  August 31, 2007 at $.088 per share     63,000            63         5,481                                                   5,544
Stock issue for services -
  October 3, 2007 at $.088 per share    107,455           107         9,349                                                   9,456
Stock issue for services -
  October 9, 2007 at $.25 per share      50,000            50        12,450                                                  12,500
Stock issue for services -
  October 9, 2007 at $.2125 per share   100,000           100        21,150                                                  21,250
Conversion of accrued interest on
  notes - August 14, 2007 at
  $.20 per share                        200,000           200        39,800                                                  40,000
Conversion of accrued interest on
  notes - August 31, 2007 at
  $.10 per share                        250,000           250        24,750                                                  25,000
Conversion of accrued interest on
  notes - November 7, 2007 at
  $.035 per share                       371,428           372        12,628                                                  13,000
Conversion of accrued interest on
  notes - November 7, 2007 at
  $.035 per share                       321,249           321        10,929                                                  11,250
Conversion of accrued interest on
  notes - November 7, 2007 at
  $.035 per share                       171,428           171         5,829                                                   6,000
Beneficial conversion of
  accrued interest                                                  110,036                                                 110,036
Net loss - Twelve Months                                                                       (965,746)                   (965,746)
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance at Decmber 31, 2007           2,628,087         2,628     2,888,664            --    (6,162,666)           --    (3,271,374)


Stock issue for conversion of
  convertible notes - July 1, 2008
  at $0.01 per share                    125,000           125         1,125                                                   1,250
Stock issue for conversion of
  convertible notes - July 7, 2008
  at $0.01 per share                    125,000           125         1,125                                                   1,250
Stock issue for conversion of
  convertible notes - July 8, 2008
  at $0.01 per share                    125,000           125         1,125                                                   1,250
Stock issue for conversion of
  convertible notes - July 9, 2008
  at $0.01 per share                    125,000           125         1,125                                                   1,250




                                         NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                                                    (A Development Stage Company)
                                          Consolidated Statements of Stockholders' Deficit
                                  For the Period From June 4, 1999 (inception) to December 31, 2008

                                                                                                           Deficit
                                                                                 Common                  accumulated
                                         Common stock            Additional      Stock                   during the
                                    -------------------------     paid-in     Subscription  development    Deferred
                                       Shares        Amount       capital      Receivable      stage     Compensation     Total
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

Stock issue for conversion of
  convertible notes - July 2, 2008
  at $0.01 per share                    125,000           125         1,125                                                   1,250
Stock issue for conversion of
  convertible notes - July 3, 2008
  at $0.01 per share                    125,000           125         1,125                                                   1,250
Stock issue for conversion of
  convertible notes - July 7, 2008
  at $0.01 per share                    125,000           125         1,125                                                   1,250
Stock issue for conversion of
  convertible notes - July 8, 2008
  at $0.01 per share                    125,000           125         1,125                                                   1,250
Stock issue for conversion of
  bridge notes  - July 1, 2008
  at $0.01 per share                    150,000           150         1,350                                                   1,500
Stock issue for conversion of
  bridge notes  - July 2, 2008
  at $0.01 per share                    125,000           125         1,125                                                   1,250
Stock issue for conversion of
  bridge notes  - July 3, 2008
  at $0.01 per share                    125,000           125         1,125                                                   1,250
Stock issue for conversion of
  bridge notes  - July 7, 2008
  at $0.01 per share                    125,000           125         1,125                                                   1,250
Stock issue for conversion of
  bridge notes  - July 8, 2008
  at $0.01 per share                    125,000           125         1,125                                                   1,250
Stock issue for conversion of
  bridge notes  - July 9, 2008
  at $0.01 per share                    250,000           250         2,250                                                   2,500
Stock issue for conversion of
  bridge notes  - July 2, 2008
  at $0.01 per share                    125,000           125         1,125                                                   1,250
Stock issue for conversion of
  bridge notes  - July 3, 2008
  at $0.01 per share                    125,000           125         1,125                                                   1,250
Stock issue for conversion of
  bridge notes  - July 1, 2008
  at $0.01 per share                    150,000           150         1,350                                                   1,500
Stock issue for conversion of
  bridge notes  - July 2, 2008
  at $0.01 per share                    125,000           125         1,125                                                   1,250
Stock issue for conversion of
  bridge notes  - July 7, 2008
  at $0.01 per share                    125,000           125         1,125                                                   1,250
Stock issue for services -
  July 9, 2008 at $.014 per share       270,000           270         3,510                                                   3,780
Stock issue for services -
  July 9, 2008 at $.014 per share       270,000           270         3,510                                                   3,780
Stock issue for services - September
  2, 2008 at $.088 per share            170,455           170        14,830                                                  15,000
Beneficial conversion of debt                                        11,250                                                  11,250
Other                                       342                                                                                  --
Net loss - Twelve Months                                                                       (463,514)                   (463,514)
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2008        $ 5,888,884   $     5,888   $ 2,944,714   $        --   $(6,626,180)  $        --   $(3,675,578)
                                    ===========   ===========   ===========   ===========   ===========   ===========   ===========


                                    See accompanying notes to consolidated financial statements.




                                            NT Media Corp. of California, Inc. and Subsidiaries

                                       (A Development Stage Company)
                                   Consolidated Statements of Cash Flows


                                                                    Twelve Months Ended        Cumulative from
                                                               ----------------------------         June 4,
                                                                December 31,    December 31,  1999 (inception) to
                                                                  2008             2007        December 31, 2008
                                                               -----------      -----------      -----------

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
   Net loss                                                    $  (463,514)     $  (965,746)     $(6,626,180)
   Adjustment to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization expense                            --               --          132,077
       Minority interest                                                --               --          (33,000)
       Impairment loss                                                  --               --          336,773
       Inventory write-down                                             --               --           24,820
       Impairment of related party receivables                          --               --           35,383
       Operating expenses paid by reducing note receivable              --               --           10,000
       Stock issued for services                                    22,560          404,780          882,343
       Deferred Compensation                                            --           10,417           10,417
       Stock issued for loan fees                                       --               --          423,000
       Stock options issued for services                                --               --           60,370
       Legal fees forgiven                                              --               --          (12,296)
       Debts forgiven                                                   --               --         (290,595)
       Provision for common stock subscription receivable               --               --           89,468
       Beneficial conversion of debt and accrued interest           11,250          110,036          121,286
   Changes in assets and liabilities:
     Interest receivable                                                --               --          (19,986)
     Inventory                                                          --               --          (24,820)
     Prepaid Expenses                                               (5,117)              --           (5,117)
     Other assets                                                       --               --          (24,000)
     Litigation settlement                                              --               --          100,000
     Accounts payable and accrued expenses                         157,920          256,407        1,234,214
     Accrued expenses, related party                                83,174           82,491          767,681
                                                               -----------      -----------      -----------
Net cash (used in) operating activities                           (193,727)        (101,615)      (2,808,162)
                                                               -----------      -----------      -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
   Notes receivable from officer                                        --               --          (45,048)
   Collection of notes receivable from officer                          --               --           35,048
   Notes receivable, related parties                                    --               --          (50,000)
   Collection of notes receivable, related parties                      --               --           50,000
   Investment in property and equipment                                 --               --          (18,879)
   Investment in film costs                                             --               --         (133,005)
   Investment in web site development costs                             --               --         (292,968)
                                                               -----------      -----------      -----------
Net cash (used in) investing activities                                 --               --         (454,852)
                                                               -----------      -----------      -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                               --               --        1,254,154
   Proceeds from equity investment of minority interest                 --               --           33,000
   Payment of offering costs                                            --               --          (66,450)
   Proceeds from notes payable                                     201,657          150,859        1,053,516
   Proceeds from notes payable, related party                      293,000           36,707          580,992
   Payments of notes payable                                      (201,916)         (86,100)        (201,916)
   Payments of notes payable, related party                        (99,000)              --         (307,802)
   Proceeds from issuance of convertible notes                          --               --          917,800
                                                               -----------      -----------      -----------
Net cash provided by financing activities                          193,741          101,466        3,263,294
                                                               -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                     14             (149)             280

CASH AND CASH EQUIVALENTS,
   Beginning of period                                                 266              415               --
                                                               -----------      -----------      -----------
CASH AND CASH EQUIVALENTS,
   End of period                                               $       280      $       266      $       280
                                                               ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:
   Interest paid                                               $    19,600      $        --      $    21,511
                                                               ===========      ===========      ===========
   Income taxes paid                                           $        --      $        --      $     4,000
                                                               ===========      ===========      ===========

   NONCASH FINANCING ACTIVITIES:
   Beneficial conversion of debt and accrued interest          $    11,250      $   110,036      $   121,286
                                                               ===========      ===========      ===========
   Stock issued for services                                   $    22,560      $   404,780      $   882,343
                                                               ===========      ===========      ===========
   Stock issued for loan fees                                  $        --      $        --      $   423,000
                                                               ===========      ===========      ===========
   Stock options issued for services                           $        --      $        --      $    60,370
                                                               ===========      ===========      ===========


                        See accompanying notes to consolidated financial statements.

                                                     F-8

               NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                     AND FROM INCEPTION TO DECEMBER 31, 2008



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

In August 2008, the Company launched NeuroTrash.TV, a video-sharing site targeting young adults between the ages of 18 and 35. Users will be able to post and share videos on the site as well as take advantage of NeuroTrash.TV's video player to place videos on their own sites, Social Networking profile pages and blogs. The site has a social networking component providing information on the site's users and contributors. Other sites to be developed include social networking sites on specific subjects such as a revised version of single dads, a meeting place for single fathers to connect and share information. More sites will be launched as target audiences and demographics are identified and as the Company's financial resources allow. In January 2009, the Company launched a targeted social network for single fathers. SingleFatherNetwork is a targeted social network dedicated to serving the needs of unmarried fathers. The online community of Single Fathers will be able to post pictures, video, blogs, in the pursuit of sharing experiences, and networking amongst this very specific group. The Company expects to see continued growth in the overall online advertising market, and specifically in the social networking segment.

In January 2009, the Company launched a targeted social network dedicated to the discussion of all aspects of stem cell research. The network, www.stemcellstalk.com, is equipped with text, photos, videos, blogs, forums and extensive social networking in the area of stem cell research. The site is intended to foster education and debate as well as networking opportunities for medical professionals, patients, and companies engaged in stem cell treatment and research. The site is an open social forum for anyone wishing to join and will also be selectively inviting stem cell professionals to address participants in online forums and discussions.

              NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                     AND FROM INCEPTION TO DECEMBER 31, 2008



NOTE 2. GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of and for the year ended December 31, 2008, the Company incurred a significant net loss, had an accumulated deficit and a working capital deficit. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

              NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                     AND FROM INCEPTION TO DECEMBER 31, 2008



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

Inventory

The Company's inventory consisting of videocassettes and digital video disks ("DVDs") of non-theatrical production was previously deemed impaired and a full allowance was recorded in 2006.

              NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                     AND FROM INCEPTION TO DECEMBER 31, 2008



Equipment and Depreciation

Equipment is recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any reselling gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for consolidated financial statements purposes. During the year ended December 31, 2006, equipment consisting of fully depreciated computers was deemed obsolete and disposed of. There was no depreciation expense recorded for the years ended December 31, 2008 and 2007.

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, deferred revenue, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

Revenue Recognition

Revenues are recognized on an accrual basis. Generally, revenues will be recognized when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.

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

              NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                     AND FROM INCEPTION TO DECEMBER 31, 2008



Capitalized film costs were stated at the lower of amortized cost or estimated fair value on an individual film basis. The valuation of investment in films is reviewed on a title-by-title basis, when an event or changes in circumstances indicated that the fair value of a film is less than its unamortized cost. The fair value of the film is determined using management's future revenue and cost estimates. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management's future revenue estimates. During 2006, in reviewing the ultimate revenue for the Company's films, it was determined that there was an impairment of its remaining unamortized capitalized film costs and an impairment loss in the full amount of the carrying value was recognized.

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

The Company has adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48") as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies' financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48

              NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                     AND FROM INCEPTION TO DECEMBER 31, 2008



only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing FIN 48, the Company's management has reviewed the Company's tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material affect on the Company.

Based on its evaluation, the Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements as of December 31, 2008 and 2007.

The Company does not have any unrecognized tax benefits as of December 31, 2008 and December 31, 2007 which if recognized would affect the Company's effective income tax rate.

The Company's policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes during 2008 and 2007.

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

Stock Based Compensation

The Company adopted SFAS No. 123 (Revised 2004), SHARE BASED PAYMENT ("SFAS No. 123R"), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, for all share-based payments granted prior to and not yet vested

              NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                     AND FROM INCEPTION TO DECEMBER 31, 2008



as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and allowed under the original provisions of SFAS No.
123. Prior to the adoption of SFAS No. 123R, the Company would have accounted for its stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations. As of December 31, 2008, the Company does not have any qualified or non-qualified stock option plans, nor did it grant any stock options during 2008 and 2007.

Advertising Costs

Advertising and sales promotion costs are expensed as incurred. The Company did not incur any advertising costs in 2008 and 2007.

Earnings per Common Share

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive. There were no outstanding warrants and options outstanding at December 31, 2008 and 2007.

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

              NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                     AND FROM INCEPTION TO DECEMBER 31, 2008



issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Recently Issued Accounting Pronouncements

The Company has adopted all accounting pronouncements effective before December 31, 2008, which are applicable to the Company.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which changes disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact, if any, of SFAS No. 161 on its financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles", which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC's approval. The Company does expect the adoption of SFAS No. 162 to have an impact on its financial statements.

              NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                     AND FROM INCEPTION TO DECEMBER 31, 2008



In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60". SFAS No. 163 establishes requirements for the accounting for financial guarantee insurance contracts by insurance enterprises and is effective for fiscal years beginning after December 31, 2008. The Company does not expect the adoption of SFAS No. 163 to have an impact on its financial statements.

NOTE 4. NOTES PAYABLE

On March 31, 2003, the Company obtained a note payable of $15,000 at 12%. Principal and interest were due on September 30, 2003 or upon the Company raising additional funds of more than $100,000, whichever occurs first. $14,000 of principal was converted into 19,718 shares of the Company's common stock on June 15, 2006. During 2007, accrued interest totaling $6,000 was converted into 171,428 shares of the Company's common stock. The unpaid principal balance at December 31, 2008 is $1,000.

On March 22, 2004, the Company obtained a note payable of $100,000 at 10%. The note was due on March 22, 2005 or upon the Company raising additional funds of $100,000, whichever occurs first and has been extended by mutual consent. In connection with this loan, the Company paid loan fees of $10,000 to Astor. The loan fee was recorded as a prepaid expense and has been amortized over the one-year term of the loan.

On April 29, 2004, the Company obtained a note payable $100,000 with 12%. The note was due on July 29, 2004 or upon the Company raising additional funds of $100,000, whichever occurs first, and has been extended by mutual consent. In connection with this loan, the Company paid loan fees of 3,000 shares of its common stock to the lender and $10,000 to Astor. The shares were valued at the market price of the common stock on April 29, 2004 of $12 per share, for a total of $36,000. The loan fees were recorded as a prepaid expense and were amortized over the term of the loan.

On June 17, 2004, the Company obtained a note payable $120,000 with 12%. The note was due on August 28, 2004 or upon the Company raising additional funds of $100,000, whichever occurs first, and has been extended by mutual consent. In connection with this loan, the Company paid loan fees of 3,000 shares of its common stock to the lender and $12,000 to Astor. The shares were valued at the market price of the common stock on June 17, 2004 of $84 per share, for a total of $252,000. The loan fees were recorded as a prepaid expense and were amortized over the term of the loan.

On June 30, 2004, the Company obtained a note payable $200,000 with 10%. The note was due on September 17, 2004 or upon the Company raising additional funds of $100,000, whichever occurs first, and has been extended by mutual consent. In connection with this loan, the Company paid loan fees of 1,500 shares of its common stock to the lender and $20,000 to Astor. The shares were valued at the market price of the common stock on June 30, 2004 of $90 per share, for a total of $135,000. The loan fees were recorded as a prepaid expense and were amortized over the term of the loan. During 2007, accrued interest totaling $78,000 was converted into an aggregate of 821,428 shares of the Company's common stock. During 2008, $4,000 in principal amount due was converted into 400,000 shares of

              NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                     AND FROM INCEPTION TO DECEMBER 31, 2008



the Company's common stock, leaving a balance due under the note of $196,000 at December 31, 2008 and resulted in additional interest expense of $2,000 being recognized.

On July 22, 2004, the Company obtained a note payable $50,000 at 10%. The note is due on July 22, 2005 or upon the Company raising additional funds of $50,000, whichever occurs first and has been extended by mutual consent. In connection with this loan, the Company paid loan fees of $5,000 to Astor. The loan fee was recorded as a prepaid expense and has been amortized over the one-year term of the loan.

On March 22, 2005, the Company obtained a note payable $50,000 at 10%. The note was due on or before June 30, 2006 and was extended by mutual consent. On June 15, 2006, $10,000 of principal was converted into 14,085 shares of the Company's common stock. The outstanding principal balance at December 31, 2007 was $40,000. During 2007, accrued interest totaling $11,250 was converted into 321,428 shares of the Company's common stock. This note, along with accrued interest, was fully repaid in 2008.

On September 12, 2005, the Company obtained a note payable $20,000 at 12%. The note was due on or before October 31, 2005, and has been extended by mutual consent. In connection with this note payable the Company is required to issue 1,000 common shares in payment of loan fees. The shares have not been issued. During 2008, $15,000 of principal amount due was repaid and $2,500 was converted into 250,000 shares of the Company's common stock. The conversion resulted in additional interest expense of $1,250 being recognized. Principal balance due under the note at December 31, 2008 was $2,500.

In December 2006, the Company obtained two notes payable, $6,000 and $10,000, from the same party with interest at 10%. The notes were due on June 1, 2007 and June 6, 2007 respectively, and have been extended by mutual consent. The notes, along with accrued interest, were fully repaid during 2008.

In 2007, the Company obtained two notes payable, $20,000 and $15,000, from the same party with interest at 10%. The notes were due October 1, 2007 and December 7, 2007, respectively, and have been extended by mutual consent. During 2008, $15,000 in principal amount due was repaid and $9,000 was converted into 900,000 shares of the Company's common stock, leaving a balance due under the note of $11,000 at December 31, 2008 and resulted in additional interest expense of $3,875 being recognized.

During 2008, the Company issued notes to various parties totaling $201,657 bearing interest rates from 12% to 12.5% with due dates to July 2010. Notes totaling $128,600 had due dates in 2008 and have been extended by mutual consent. At December 31, 2008, $33,000 has been classified as long-term debt.

              NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                     AND FROM INCEPTION TO DECEMBER 31, 2008



NOTE 5. CONVERTIBLE NOTES PAYABLE

As of December 31, 2008, the Company had $282,200 of 6% subordinated convertible notes outstanding to a shareholder who owned less than 1% of the issued and outstanding stock of the Company as of December 31, 2008. All notes are convertible to common shares, $0.001 par value, at a conversion price that equals the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company's securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes be converted on the sixth and seventh year of their anniversary date or are due and payable in the event that the Company's shares of common stock are not publicly traded. The notes must be converted during 2009. All of the notes are classified as a current liability at December 31, 2008. The proceeds were primarily used for operating activities as well as for investing in website development. Interest expense accrued 2008 and 2007, totaled $17,082 and $17,232, respectively. As of December 31, 2008, interest accrued on convertible notes totaled $135,949.

During 2008, $5,000 in principal amount due was converted into 5,000,000 shares of the Company's common stock and resulted in additional interest expense of $2,000 being recognized.

During 2008, all the convertible notes as described above totaling $282,200 reached their maturity dates. These notes were extended under the same terms and conditions for a period of one year.

NOTE 6. NOTES PAYABLE - RELATED PARTY

On January 28 and February 4, 2004, the Company borrowed $2,000 and $4,000, respectively from Astor. The notes are non-interest bearing and are due on demand.

During 2007, the Company borrowed an aggregate of $1,276 from its President with no interest. The notes have been repaid in full as of December 31, 2008.

During 2008, the Company borrowed a total of $204,961 from its President under non-interest bearing notes with various due dates through 2009. As of December 31, 2008, $27,000 has been repaid.

Also during 2008, the Company issued notes totaling $88,039 to a related party. The notes are non-interest bearing and have due dates through 2009. As of December 31, 2008, $71,000 has been repaid.

NOTE 7. CONVERTIBLE NOTES - RELATED PARTY

As of December 31, 2008, the Company had $625,600 of 6% subordinated convertible notes outstanding. The notes are due to a related party who owned less than 1% of the issued and outstanding stock of the Company as of December 31, 2008. All notes are convertible to common shares, $0.001 par value, at a conversion price that equals the average bid price of the common stock for the five trading days

              NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                     AND FROM INCEPTION TO DECEMBER 31, 2008



immediately preceding the conversion date. The notes are convertible when the Company's securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes be converted on the sixth and seventh year of their anniversary date or are due and payable in the event that the Company's shares of common stock are not publicly traded. All of the notes must be converted during 2008. All of these notes are classified as a current liability at December 31, 2008. The proceeds were primarily used for operating activities as well as for investing in Web site development. Interest expense for 2008 and 2007 was $37,686 and $37,836, respectively. As of December 31, 2008, interest accrued on convertible notes totaled $297,617.

During 2008, $5,000 in principal amount due was converted into 5,000,000 shares of the Company's common stock and resulted in additional interest expense of $2,125 being recognized.

During 2008, all the convertible notes as described above totaling $625,600 reached their maturity date. These notes have been extended under the same terms and conditions for a period one year.

NOTE 8. INCOME TAXES

The income tax provision (benefit) for 2008 and 2007 differs from the computed expected provision (benefit) at the federal statutory rate for the following reasons:


                                                  2008           2007
                                                ---------      ---------

Computed expected income tax provision
(benefit)                                        (157,000)      (328,000)

                                                  (27,000)       (56,000)
State tax expense (benefit), net of federal

Net operating loss carryforward increased         184,000        384,000

                                                ---------      ---------

Income tax provision (benefit)                  $      --      $      --
                                                =========      =========


The components of the deferred tax assets and (liabilities) as of December 31, 2008 were as follows:

              NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                     AND FROM INCEPTION TO DECEMBER 31, 2008



Deferred tax assets:
Net operating loss carryforward     $ 2,099,000
Less valuation allowance             (2,099,000)
                                    -----------

Net deferred tax liability          $        --
                                    ===========

The components of the deferred tax (expense) benefit were as follows for 2008 and 2007:

                                     2008            2007
                                   ---------      ---------

Increase in net operating loss
carryforward                       $ 184,000      $ 184,000
Change in valuation allowance       (184,000)      (384,000)
                                   ---------      ---------

Income tax provision (benefit)     $      --      $      --
                                   =========      =========


As of December 31, 2008, the Company has net operating loss carryforwards available to offset future taxable income of approximately $4,754,000 expiring beginning in 2020.

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

During 2008, the Company issued an aggregate of 710,455 shares of common stock for payments under various agreements with consultants to provide services valued at $22,560.

NOTE 11. RELATED PARTY TRANSACTIONS

Astor Capital, Inc.

The Company had previously engaged Astor as its investment banker and advisory services consultant. The agreement was terminated on January 12, 2005. The Company did not pay Astor consulting, loan or placement fees for 2007 and 2006. The Company has an accrued balance payable to Astor of $309,677 as of December 31, 2008.

              NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                     AND FROM INCEPTION TO DECEMBER 31, 2008



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

NOTE 13. SUBSEQUENT EVENTS

In January of 2009, the Company entered into a consulting agreement for public relations and corporate communication services. Under the agreement, the Company issued 400,000 shares of common stock in payment for services rendered.

On January 22, 2009, the Company entered into agreements with various note holders to convert an aggregate of $40,000 in principal amounts due to 2,000,000 shares of the Company's common stock.

On January 30, 2009, the Company entered into agreements with a note holder to convert an aggregate of $4,000 in principal amounts due to 200,000 shares of the Company's common stock.