Form 10-Q
period 2009-03-31
NT MEDIA CORP OF CALIFORNIA INC
filed 2009-05-20
CIK 318622

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 2009

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ___ to ____

                         Commission File Number 0-31012

                       NT MEDIA CORP. OF CALIFORNIA, INC.
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

              DELAWARE                               94-3357128
   -------------------------------     ------------------------------------
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

             7800 OCEANUS DRIVE
          LOS ANGELES, CALIFORNIA                          90046
-------------------------------------------  -----------------------------------
  (Address of principal executive offices)              (Zip Code)

                    Issuer's telephone number: (323) 445-4833


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer[ ] Smaller reporting company [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares outstanding as of May 18, 2009: 10,088,884 common shares.

Transitional Small Business Disclosure Format:  Yes [ ]      No [X]

                                    FORM 10-Q

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.   FINANCIAL
          INFORMATION

          Item 1.     Consolidated Financial Statements (unaudited)            3

                      Notes to Consolidated Financial Statements              13

          Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                    18

          Item 3.     Quantitative and Qualitative Disclosures About
                      Market Risk                                             22

          Item 4T.    Controls and Procedures.                                22

PART II.  OTHER
          INFORMATION

          Item 1.     Legal Proceedings                                       23

          Item 1A     Risk Factors                                            23

          Item 2.     Unregistered Sales of Equity Securities and Use
                      of Proceeds                                             23

          Item 3.     Defaults Upon Senior Securities                         25

          Item 4.     Submission of Matters to a Vote of Security Holders     25

          Item 5.     Other Information                                       25

          Item 6.     Exhibits                                                25

SIGNATURES                                                                    26


                       NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                                  (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED BALANCE SHEETS
                                           (UNAUDITED)

                                                              March 31,     December 31,
                                                                2009           2008
                                                             -----------    -----------
                  ASSETS

CURRENT ASSETS
     Cash and cash equivalents                               $         7    $       280
     Prepaid Expenses                                                 --          5,117
                                                             -----------    -----------
TOTAL CURRENT ASSETS                                         $         7    $     5,397
                                                             ===========    ===========



     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                        $   450,075    $   435,289
     Accrued liabilities                                         457,186        430,504
     Accrued liabilities to related parties                      857,989        811,104
     Notes payable                                               713,100        749,100
     Notes payable, related party                                202,243        201,000
     Convertible notes payable                                   282,200        282,200
     Convertible notes payable, related party                    625,600        625,600
     Accrued litigation settlement                               113,178        113,178
                                                             -----------    -----------
TOTAL CURRENT LIABILITIES                                      3,701,571      3,647,975
                                                             -----------    -----------

LONG-TERM LIABILITIES
     Note Payable                                                 25,000         33,000
                                                             -----------    -----------

TOTAL LIABILITES                                               3,726,571      3,680,975
                                                             -----------    -----------

COMMITMENTS AND CONTINGENCIES                                         --             --

STOCKHOLDERS' DEFICIT
     Preferred stock, $0.001 par value, 5,000,000 shares
       authorized; 0 shares issued and outstanding                    --             --
     Common stock; $0.001 par value; 1,000,000,000 shares
       authorized; 5,888,884 shares issued and outstanding         9,188          5,888
     Additional paid-in capital                                3,104,414      2,944,714
     Deferred Stock Based Compensation                                --             --
     Deficit accumulated during the development stage         (6,840,166)    (6,626,180)
                                                             -----------    -----------
TOTAL STOCKHOLDERS' DEFICIT                                   (3,726,564)    (3,675,578)
                                                             -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $         7    $     5,397
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



                               NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                                          (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                                                            CUMULATIVE FROM
                                                                    THREE MONTHS ENDED        JUNE 4, 1999
                                                                --------------------------   (INCEPTION) TO
                                                                 MARCH 31,      MARCH 31,      MARCH 31,
                                                                   2009           2008           2009
                                                                -----------    -----------    -----------

REVENUE                                                         $        --    $        --    $   385,997
                                                                -----------    -----------    -----------

COSTS AND EXPENSES
           General and administrative                               113,920         38,492      5,365,652
           Depreciation and amortization                                 --             --        132,077
           Impairment of film costs                                      --             --        156,445
           Impairment of related party receivables                       --             --         35,383
           Inventory Write-down                                          --             --         24,820
           Loss on litigation settlement                                 --             --        100,000
                                                                -----------    -----------    -----------
TOTAL COSTS AND EXPENSES                                            113,920         38,492      5,814,377
                                                                -----------    -----------    -----------

LOSS FROM OPERATIONS                                               (113,920)       (38,492)    (5,428,380)

OTHER INCOME (EXPENSE)
           Interest income, related party                                --             --         23,154
           Interest expense                                         (89,882)       (22,605)      (664,370)
           Interest expense, related party                           (9,384)        (9,459)      (384,509)
           Loan fees                                                     --             --       (616,000)
           Debt forgiven                                                 --             --        290,595
           Legal fees forgiven                                           --             --         12,296
           Provision for common stock subscription receivable            --             --        (91,552)
                                                                -----------    -----------    -----------
TOTAL OTHER INCOME (EXPENSE)                                        (99,266)       (32,064)    (1,430,386)
                                                                -----------    -----------    -----------

LOSS BEFORE PROVISION FOR INCOME TAXES AND
  NON-CONTROLLING INTEREST                                         (213,186)       (70,556)    (6,858,766)

PROVISION FOR INCOME TAXES                                              800            800         14,400
                                                                -----------    -----------    -----------

NET LOSS BEFORE NON-CONTROLLING INTEREST                           (213,986)       (71,356)    (6,873,166)

LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST                  --             --         33,000
                                                                -----------    -----------    -----------

NET LOSS ATTRIBUTABLE TO NT MEDIA CORP. OF
  CALIFORNIA, INC. AND SUBSIDIARIES                             $  (213,986)   $   (71,356)   $(6,840,166)
                                                                ===========    ===========    ===========

NET (LOSS) PER SHARE:
           BASIC AND DILUTED                                    $     (0.03)   $     (0.03)
                                                                ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
           BASIC AND DILUTED                                      8,382,362      2,628,088
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


                       NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                                  (A DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                                                      CUMULATIVE FROM
                                                              THREE MONTHS ENDED        JUNE 4, 1999
                                                          --------------------------   (INCEPTION) TO
                                                           MARCH 31,      MARCH 31,      MARCH 31,
                                                             2009           2008           2009
                                                          -----------    -----------    -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
  Net loss before non-controlling interest                $  (213,986)   $   (71,356)   $(6,873,166)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization expense                          --             --        132,077
    Impairment loss                                                --             --        336,773
    Inventory write-down                                           --             --         24,820
    Impairment of related party receivables                        --             --         35,383
    Operating expenses paid by reducing note receivable            --             --         10,000
    Stock issued for services                                  55,000             --        937,343
    Deferred compensation                                          --             --         10,417
    Stock issued for loan fees                                     --             --        423,000
    Stock options issued for services                              --             --         60,370
    Legal fees forgiven                                            --             --        (12,296)
    Debts forgiven                                                 --             --       (290,595)
    Provision for common stock subscription receivable             --             --         89,468
    Beneficial conversion of debt and accrued interest         64,000             --        185,286
  Changes in assets and liabilities:
    Interest receivable                                            --             --        (19,986)
    Inventory                                                      --             --        (24,820)
    Prepaid Expenses                                            5,117             --             --
    Other assets                                                   --             --        (24,000)
    Litigation settlement                                          --             --        100,000
    Accounts payable and accrued expenses                      41,467        (15,789)     1,275,681
    Accrued expenses, related party                            46,885         10,393        814,566
                                                          -----------    -----------    -----------
Net cash (used in) operating activities                        (1,516)       (76,752)    (2,809,678)
                                                          -----------    -----------    -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Notes receivable from officer                                    --             --        (45,048)
  Collection of notes receivable from officer                      --             --         35,048
  Notes receivable, related parties                                --             --        (50,000)
  Collection of notes receivable, related parties                  --             --         50,000
  Investment in property and equipment                             --             --        (18,879)
  Investment in film costs                                         --             --       (133,005)
  Investment in web site development costs                         --             --       (292,968)
                                                          -----------    -----------    -----------
Net cash (used in) investing activities                            --             --       (454,852)
                                                          -----------    -----------    -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                           --             --      1,254,154
  Proceeds from equity investment of minority interest             --             --         33,000
  Payment of offering costs                                        --             --        (66,450)
  Proceeds from notes payable                                   1,243         63,057      1,054,759
  Proceeds from notes payable, related party                       --        245,500        580,992
  Payments of notes payable                                        --       (201,916)      (201,916)
  Payments of notes payable, related party                         --        (30,000)      (307,802)
  Proceeds from issuance of convertible notes                      --             --        917,800
                                                          -----------    -----------    -----------
Net cash provided by financing activities                       1,243         76,641      3,264,537
                                                          -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (273)          (111)             7

CASH AND CASH EQUIVALENTS,
  Beginning of period                                             280            266             --
                                                          -----------    -----------    -----------
CASH AND CASH EQUIVALENTS,
  End of period                                           $         7    $       155    $         7
                                                          ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                           $        --    $    13,084    $    21,511
                                                          ===========    ===========    ===========
  Income taxes paid                                       $        --    $        --    $     4,000
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




                                       NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                                                  (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                FOR THE PERIOD FROM JUNE 4, 1999 (INCEPTION) TO DECEMBER 31, 2008

                                                                                             Deficit
                                                                             Common        accumulated
                                      Common stock            Additional      Stock        during the
                                -------------------------      paid-in     Subscription    development     Deferred
                                  Shares        Amount         capital      Receivable        stage       Compensation     Total
                                -----------   -----------    -----------    -----------    -----------    -----------   -----------
Balance at June 4, 1999                  --   $        --    $        --    $        --    $        --    $        --   $        --
  (inception)

Stock sales - June 4, 1999 at
  $0.30 per share                    63,415            63         19,937             --             --             --        20,000
Stock sales - August 25, 1999
  at $1.10 per share                 22,900            23         24,977             --             --             --        25,000
Stock sales - October 12,
  1999 at $2.20 per share            89,874            90        199,910        (10,000)            --             --       190,000
Net loss for the period from
  June 4, 1999 (inception)
  December 31, 1999                      --            --             --             --        (65,583)            --       (65,583)
                                -----------   -----------    -----------    -----------    -----------    -----------   -----------

Balance at December 31, 1999        176,189           176        244,824        (10,000)       (65,583)            --       169,417

Payment received on stock
  sale - February 1, 2000                --            --             --         10,000             --             --        10,000
Stock sales - April 19, 2000
  at $5.70 per share                 44,038            44        249,956             --             --             --       250,000
Stock sales - May 5, 2000 at
  $15.90 per share                   12,573            13        199,987             --             --             --       200,000

Net loss                                 --            --             --             --       (810,463)            --      (810,463)
                                -----------   -----------    -----------    -----------    -----------    -----------   -----------

Balance at December 31, 2000        232,800           233        694,767             --       (876,046)            --      (181,046)

Stock sales - April 4, 2001
  at $9.70 per share                  7,200             7         69,475        (69,482)            --             --            --
Reorganization of NT Media -
  April 17, 2001                     60,000            60            (60)            --             --             --            --
Issuance of stock options -
  August 30, 2001                        --            --         19,500             --             --             --        19,500

Net loss                                 --            --             --             --       (972,048)            --      (972,048)
                                -----------   -----------    -----------    -----------    -----------    -----------   -----------

Balance at December 31, 2001        300,000           300        783,682        (69,482)    (1,848,094)            --    (1,133,594)

Net loss                                 --            --             --             --       (354,279)            --      (354,279)
                                -----------   -----------    -----------    -----------    -----------    -----------   -----------

Balance at December 31, 2002        300,000           300        783,682        (69,482)    (2,202,373)            --    (1,487,873)

Stock sales - various dates
  at $3.80 per share                  6,950             6         26,577             --             --             --        26,584
Stock sales - various dates
  at $5.30 per share                 41,200            41        216,260             --             --             --       216,301
Stock sales - various dates
  at $6.00 per share                  3,925             4         23,546             --             --             --        23,550
Stock sales - various dates
  at $6.80 per share                  3,500             4         23,621             --             --             --        23,625
Stock sales - various dates
  at $9.00 per share                  3,250             3         29,247             --             --             --        29,250
Stock sales - April 30, 2003
  at $5.60 per share                    915             1          5,146             --             --             --         5,147
Stock sales - May 1, 2003 at
  $7.10 per share                       800             1          5,699             --             --             --         5,700
Stock sales - various dates
  at $7.50 per share                  3,500             4         26,246             --             --             --        26,250
Stock sales - May 8, 2003 at
  $8.30 per share                       300             0          2,475             --             --             --         2,475
Stock sales - May 9, 2003 at
  $8.60 per share                       800             1          6,899             --             --             --         6,900

                                                                                                                         (Continued)


                                       NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                                                  (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                FOR THE PERIOD FROM JUNE 4, 1999 (INCEPTION) TO DECEMBER 31, 2008
                                                           CONTINUED

                                                                                             Deficit
                                                                             Common        accumulated
                                      Common stock            Additional      Stock        during the
                                -------------------------      paid-in     Subscription    development     Deferred
                                  Shares        Amount         capital      Receivable        stage       Compensation     Total
                                -----------   -----------    -----------    -----------    -----------    -----------   -----------
Stock sales - May 7, 2003 at
  $9.40 per share                       400             0          3,750             --             --             --         3,750
Stock sales - May 19, 2003 at
  $10.50 per share                      500             1          5,249             --             --             --         5,250
Stock sales - May 13 2003 at
  $12.00 per share                      188             0          2,250             --             --             --         2,250
Stock sales - June 30, 2003
  at $25.50 per share                   250             0          6,375             --             --             --         6,375
Offering costs                           --            --        (48,476)            --             --             --       (48,476)
Stock issued for services -
  July 2, 2003 at $25.00 per
  share                               1,000             1         24,999             --             --             --        25,000

Net loss                                 --            --             --             --       (307,679)            --      (307,679)
                                -----------   -----------    -----------    -----------    -----------    -----------   -----------

Balance at December 31, 2003        367,478           367      1,143,546        (69,482)    (2,510,052)            --    (1,435,621)

Stock sales - February 3,
  2004 at $3.60 per share             3,566             4         12,770             --             --             --        12,774
Stock sales - April 23, 2004
  at $15.00 per share                   200             0          3,000             --             --             --         3,000
Stock sales - April 27, 2004
  at $17.00 per share                   250             0          4,250             --             --             --         4,250
Stock sales - May 26, 2004 at
  $14.00 per share                      300             0          4,200             --             --             --         4,200
Stock sales - November 16,
  2004 at $57.10 per share              979             1         55,960             --             --             --        55,961
Stock sales - December 16,
  2004 at $63.90 per share              747             1         47,686             --             --             --        47,687
Offering costs                           --            --        (13,188)            --             --             --       (13,188)
Stock issued for loan fees -
  June 18, 2004 at $56.40 per
  share                               7,500             8        422,992             --             --             --       423,000
Stock issued for services -
  July 2, 2004 at $90.00 per
  share                               2,000             2        179,998             --             --             --       180,000
Stock issued for services -
  August 10, 2004 at $85.00
  per share                             100             0          8,500             --             --             --         8,500
Issuance of warrants for
  services - August 10, 2004             --            --         40,870             --             --             --        40,870

Net loss                                 --            --             --             --     (1,447,749)            --    (1,447,749)
                                -----------   -----------    -----------    -----------    -----------    -----------   -----------

Balance at December 31, 2004        383,119           383      1,910,584        (69,482)    (3,957,801)            --    (2,116,316)

Stock sales - July 13, 2005
  at $25.00 per share                 1,915             2         47,873             --             --             --        47,875

Offering costs                           --            --         (4,786)            --             --             --        (4,786)

Net loss                                 --            --             --             --       (509,623)            --      (509,623)
                                -----------   -----------    -----------    -----------    -----------    -----------   -----------

Balance at December 31, 2005        385,034           385      1,953,671        (69,482)    (4,467,424)            --    (2,582,850)

                                                                                                                         (Continued)



                                       NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                                                  (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                FOR THE PERIOD FROM JUNE 4, 1999 (INCEPTION) TO DECEMBER 31, 2008
                                                           CONTINUED

                                                                                             Deficit
                                                                             Common        accumulated
                                      Common stock            Additional      Stock        during the
                                -------------------------      paid-in     Subscription    development     Deferred
                                  Shares        Amount         capital      Receivable        stage       Compensation     Total
                                -----------   -----------    -----------    -----------    -----------    -----------   -----------
Stock issue for services -
  June 12, 2006 at $1.00 per
  share                              25,000            25         24,975             --             --             --        25,000
Stock issue for conversion of
  bridge notes - June 16,
  2006 at $0.71 per share            76,056            76         53,924             --             --             --        54,000
Stock issue for services -
  June 19, 2006 at $0.61 per
  share                              22,000            22         13,398             --             --             --        13,420
Stock issue for services -
  June 20, 2006 at $0.61 per
  share                               8,000             8          2,992             --             --             --         3,000
Subscription Receivable
  Write-off                              --            --             --         69,482             --             --        69,482
Stock issue for services -
  July 12, 2006 at $1.00 per
  share                              25,000            25         24,975             --             --             --        25,000
Stock issue for services -
  July 20, 2006 at $2.58 per
  share                              25,000            25         64,475             --             --             --        64,500
Stock issue for services -
  July 20, 2006 at $0.40 per
  share                              25,000            25          9,975             --             --             --        10,000
Stock issue for services -
  Aug 2, 2006 at $1.70 per
  share                              30,000            30         50,970             --             --             --        51,000
Stock issue for services -
  Nov. 20, 2006 at $1.00 per
  share                              10,000            10          9,990             --             --             --        10,000
Stock issue for services -
  Nov. 20, 2006 at $1.00 per
  share                              10,000            10          9,990             --             --             --        10,000
Stock issue for services -
  Dec. 5, 2006 at $1.00 per
  share                              10,000            10          9,990             --             --             --        10,000
Stock issue for services -
  Dec. 5, 2006 at $1.00 per
  share                              20,000            20         19,980             --             --             --        20,000
Stock issue for services -
  Dec. 28, 2006 at $1.00 per
  share                              10,000            10          9,990             --             --             --        10,000
Deferred stock-based
  compensation                           --            --             --             --             --        (10,417)      (10,417)

Net loss - Twelve Months                 --            --             --             --       (729,496)            --      (729,496)
                                -----------   -----------    -----------    -----------    -----------    -----------   -----------

Balance at December 31, 2006        681,090           681      2,259,295             --     (5,196,920)       (10,417)   (2,947,361)

Stock issue for services -
  Feb. 23, 2007 at $1.10 per
  share                              38,000            38         41,762             --             --             --        41,800
Stock issue for services -
  Feb. 23, 2007 at $1.10 per
  share                              38,000            38         41,762             --             --             --        41,800
Deferred stock-based
  compensation                           --            --             --             --             --         10,417        10,417
Stock issue for services -
  July 3, 2007 at $.40 per
  share                              37,500            38         14,962             --             --             --        15,000
Stock issue for services -
  July 12, 2007 at $.40 per
  share                              34,091            34         14,966             --             --             --        15,000

                                                                                                                         (Continued)



                                       NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                                                  (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                FOR THE PERIOD FROM JUNE 4, 1999 (INCEPTION) TO DECEMBER 31, 2008
                                                           CONTINUED

                                                                                             Deficit
                                                                             Common        accumulated
                                      Common stock            Additional      Stock        during the
                                -------------------------      paid-in     Subscription    development     Deferred
                                  Shares        Amount         capital      Receivable        stage       Compensation     Total
                                -----------   -----------    -----------    -----------    -----------    -----------   -----------
Stock issue for services -
  July 12, 2007 at $1.14 per
  share                              30,000            30         34,170             --             --             --        34,200
Stock issue for services -
  July 12, 2007 at $1.14 per
  share                              10,000            10         11,390             --             --             --        11,400
Stock issue for services -
  July 15, 2007 at $2.00 per
  share                              50,000            50         99,950             --             --             --       100,000
Stock issue for services -
  July 20, 2007 at $2.90 per
  share                               5,000             5         14,495             --             --             --        14,500
Stock issue for services -
  July 20, 2007 at $2.90 per
  share                               5,000             5         14,495             --             --             --        14,500
Stock issue for services -
  July 22, 2007 at $2.90 per
  share                              10,000            10         28,990             --             --             --        29,000
Stock issue for services -
  July 27, 2007 at $1.33 per
  share                               1,000             1          1,329             --             --             --         1,330
Stock issue for services -
  July 30, 2007 at $.52 per
  share                              28,846            29         14,971             --             --             --        15,000
Stock issue for services -
  August 1, 2007 at $1.75 per
  share                              25,000            25         43,725             --             --             --        43,750
Stock issue for services -
  August 31, 2007 at $.088
  per share                          63,000            63          5,481             --             --             --         5,544
Stock issue for services -
  October 3, 2007 at $.088
  per share                         107,455           107          9,349             --             --             --         9,456
Stock issue for services -
  October 9, 2007 at $.25 per
  share                              50,000            50         12,450             --             --             --        12,500
Stock issue for services -
  October 9, 2007 at $.2125
  per share                         100,000           100         21,150             --             --             --        21,250
Conversion of accrued
  interest on notes - August
  14, 2007 at $.20 per share        200,000           200         39,800             --             --             --        40,000
Conversion of accrued
  interest on notes - August
  31, 2007 at $.10 per share        250,000           250         24,750             --             --             --        25,000
Conversion of accrued
  interest on notes -
  November 7, 2007 at $.035
  per share                         371,428           372         12,628             --             --             --        13,000
Conversion of accrued
  interest on notes -
  November 7, 2007 at $.035
  per share                         321,249           321         10,929             --             --             --        11,250
Conversion of accrued
  interest on notes -
  November 7, 2007 at $.035
  per share                         171,428           171          5,829             --             --             --         6,000
Beneficial conversion of
  accrued interest                       --            --        110,036             --             --             --       110,036

Net loss - Twelve Months                 --            --             --             --       (965,746)            --      (965,746)
                                -----------   -----------    -----------    -----------    -----------    -----------   -----------


Balance at Decmber 31, 2007       2,628,087         2,628      2,888,664             --     (6,162,666)            --    (3,271,374)

                                                                                                                         (Continued)

                                       NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                                                  (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                FOR THE PERIOD FROM JUNE 4, 1999 (INCEPTION) TO DECEMBER 31, 2008
                                                           CONTINUED

                                                                                             Deficit
                                                                             Common        accumulated
                                      Common stock            Additional      Stock        during the
                                -------------------------      paid-in     Subscription    development     Deferred
                                  Shares        Amount         capital      Receivable        stage       Compensation     Total
                                -----------   -----------    -----------    -----------    -----------    -----------   -----------
Stock issue for conversion of
  convertible notes - July 1,
  2008 at $0.01 per share           125,000           125          1,125             --             --             --         1,250
Stock issue for conversion of
  convertible notes - July 7,
  2008 at $0.01 per share           125,000           125          1,125             --             --             --         1,250
Stock issue for conversion of
  convertible notes - July 8,
  2008 at $0.01 per share           125,000           125          1,125             --             --             --         1,250
Stock issue for conversion of
  convertible notes - July 9,
  2008 at $0.01 per share           125,000           125          1,125             --             --             --         1,250
Stock issue for conversion of
  convertible notes - July 2,
  2008 at $0.01 per share           125,000           125          1,125             --             --             --         1,250
Stock issue for conversion of
  convertible notes - July 3,
  2008 at $0.01 per share           125,000           125          1,125             --             --             --         1,250
Stock issue for conversion of
  convertible notes - July 7,
  2008 at $0.01 per share           125,000           125          1,125             --             --             --         1,250
Stock issue for conversion of
  convertible notes - July 8,
  2008 at $0.01 per share           125,000           125          1,125             --             --             --         1,250
Stock issue for conversion of
  bridge notes  - July 1,
  2008 at $0.01 per share           150,000           150          1,350             --             --             --         1,500
Stock issue for conversion of
  bridge notes  - July 2,
  2008 at $0.01 per share           125,000           125          1,125             --             --             --         1,250
Stock issue for conversion of
  bridge notes  - July 3,
  2008 at $0.01 per share           125,000           125          1,125             --             --             --         1,250
Stock issue for conversion of
  bridge notes  - July 7,
  2008 at $0.01 per share           125,000           125          1,125             --             --             --         1,250
Stock issue for conversion of
  bridge notes  - July 8,
  2008 at $0.01 per share           125,000           125          1,125             --             --             --         1,250
Stock issue for conversion of
  bridge notes  - July 9,
  2008 at $0.01 per share           250,000           250          2,250             --             --             --         2,500
Stock issue for conversion of
  bridge notes  - July 2,
  2008 at $0.01 per share           125,000           125          1,125             --             --             --         1,250
Stock issue for conversion of
  bridge notes  - July 3,
  2008 at $0.01 per share           125,000           125          1,125             --             --             --         1,250
Stock issue for conversion of
  bridge notes  - July 1,
  2008 at $0.01 per share           150,000           150          1,350             --             --             --         1,500
Stock issue for conversion of
  bridge notes  - July 2,
  2008 at $0.01 per share           125,000           125          1,125             --             --             --         1,250
Stock issue for conversion of
  bridge notes  - July 7,
  2008 at $0.01 per share           125,000           125          1,125             --             --             --         1,250
Stock issue for services -
  July 9, 2008 at $.014 per
  share                             270,000           270          3,510             --             --             --         3,780
Stock issue for services -
  July 9, 2008 at $.014 per
  share                             270,000           270          3,510             --             --             --         3,780
Stock issue for services -
  September 2, 2008 at $.088
  per share                         170,455           170         14,830             --             --             --        15,000

Beneficial conversion of debt            --            --         11,250             --             --             --        11,250

Other                                   342            --             --             --             --             --            --

Net loss - Twelve Months                 --            --             --             --       (463,514)            --      (463,514)
                                -----------   -----------    -----------    -----------    -----------    -----------   -----------

Balance at December 31, 2008      5,888,884         5,888      2,944,714             --     (6,626,180)            --    (3,675,578)

                                                                                                                         (Continued)


                                       NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                                                  (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                FOR THE PERIOD FROM JUNE 4, 1999 (INCEPTION) TO DECEMBER 31, 2008
                                                           CONTINUED

                                                                                             Deficit
                                                                             Common        accumulated
                                      Common stock            Additional      Stock        during the
                                -------------------------      paid-in     Subscription    development     Deferred
                                  Shares        Amount         capital      Receivable        stage       Compensation     Total
                                -----------   -----------    -----------    -----------    -----------    -----------   -----------
Stock issue for services -
  January 22, 2009 at $.05
  per share                       1,100,000         1,100         53,900             --             --             --        55,000
Stock issue for conversion of
  bridge notes  - January 22,
  2009 at $0.02 per share           400,000           400          7,600             --             --             --         8,000
Stock issue for conversion of
  notes payable  - January
  22, 2009 at $0.02 per share     1,600,000         1,600         30,400             --             --             --        32,000
Stock issue for conversion of
  notes payable  - January
  30, 2009 at $0.02 per share       200,000           200          3,800             --             --             --         4,000

Beneficial conversion of debt            --            --         64,000             --             --             --        64,000
Net loss - Three Months                  --            --             --             --       (213,986)            --      (213,986)
                                -----------   -----------    -----------    -----------    -----------    -----------   -----------

Balance at March 31, 2009       $ 9,188,884   $     9,188    $ 3,104,414    $        --    $(6,840,166)   $        --   $(3,726,565)
                                ===========   ===========    ===========    ===========    ===========    ===========   ===========

                                       See accompanying notes to consolidated statements.

                                                               12

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


NOTE 1.  BASIS OF PRESENTATION

The unaudited consolidated financial statements were prepared by NT Media Corp. of California, Inc. and its wholly owned subsidiary, eCast Media Corporation, Inc. (together, the "Company"), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America ("US GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto include on Form 10-KSB for the period ended December 31, 2008. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

RECLASSIFICATIONS

Certain prior period amounts were reclassified to conform to current period presentation, none of which changed total assets, stockholders' equity (deficit), net loss, or net loss per share.

RECAPITALIZATION

On July 18, 2007, the Company filed a Certificate of Amendment to its Certificate of Incorporation (the "Amendment") with the Secretary of State of the State of Delaware after stockholders approved by written consent proposals to (i) increase the number of authorized shares of Common Stock from 100,000,000 to 1,000,000,000, and (ii) effect a reverse stock split of the Common Stock of the Company in the ratio of one-hundred for one (100:1). As a result of the reverse stock split, the Company restated all prior per share amounts in the accompanying financial statements.

NOTE 2. GOING CONCERN AND MANAGEMENT'S PLAN

The accompanying unaudited consolidated financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. As of and for the period ended March 31, 2009, the Company incurred a net loss, had accumulated and had working capital deficits. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


In order for the Company to meet its financial obligations, it will continue to attempt to sell equity or incur debt, although there cannot be any assurance that the Company will be successful in doing so.

NT Media Corporation of California, Inc. is a Delaware corporation incorporated on March 14, 2000. We primarily are engaged in developing, producing and distributing programming for the entertainment industry. We are focused on development, production and distribution of programming in the entertainment industry including creating music platforms and skilled gaming in the United States and abroad and vertical social and professional networks. The Company intends to continue to develop media and entertainment assets and channels going forward. While the board of directors has not determined to acquire or invest in any new technology opportunities to date, we may in the future, seek to expand the Company's operations by engaging in acquisitions, joint ventures or strategic investments in technology ventures as approved by the Company's Board of Directors ("Board").

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

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


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

In January 2009, the Company launched a targeted social network dedicated to discussion of all aspects of stem cell research. The network, www.stemcellstalk.com, is equipped with text, photos, videos, blogs, forums and extensive social networking in the area of stem cell research. The site is intended to foster education and debate as well as networking opportunities for medical professionals, patients, and companies engaged in stem cell treatment and research. The site is an open social forum for anyone wishing to join and will also be selectively inviting stem cell professionals to address participants in online forums and discussions.

In January 2008, the Company entered into an employment agreement with Mr. Ali Moussavi. As part of the agreement Mr. Moussavi's services include acting as the Chairman of the Board, Chief Executive Officer and President of the Company. On May 15, 2008, Mr. Moussavi and the Company, with the approval of the Board agreed to memorialize the conditions by entering into a final employment agreement (the "Moussavi Agreement"), under which Mr. Moussavi would continue to provide services as Chief Executive Officer and President of the Company on a full time basis. The material terms of the Moussavi Agreement are described below.

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

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


NOTE 3. NOTES PAYABLE - RELATED PARTY

During the quarter ended March 31, 2009, the Company issued notes totaling $1,243 to various related parties having no stated interest rate due on various dates through March 2010.

At March 31, 2009, notes payable, all currently due, to related parties consisted of the following:

Notes payable to the Company's President,
  Non-interest bearing, due through February 2010                       $177,601
Non-interest bearing notes payable due through
  March 2010                                                              18,642
Non-interest bearing notes payable due on demand                           6,000
                                                                        --------
Currently due                                                           $202,243
                                                                        ========


NOTE 4. NOTES PAYABLE

During the quarter ended March 31, 2009, the Company entered into agreements with certain note holders to convert an aggregate of $44,000 in principal amounts due under the notes into the Company's Common Stock. A total of 2,200,000 shares were issued to effect the conversions which were done at discounted prices resulting in additional interest expense of $64,000 being recognized in the current quarter.

At March 31, 2009, notes payable to non-related parties consisted of the following:

Notes payable bearing interest at 12%, due through July 2010            $532,100
Notes payable bearing interest at 10%, due on demand                     161,000
Notes payable bearing interest at 12.5%, due through December 2008        45,000
                                                                        --------
Total due                                                                738,100
Currently due                                                            713,100
                                                                        --------
Long-term                                                               $ 25,000
                                                                        ========

NOTE 5. CONVERTIBLE NOTES PAYABLE

At March 31, 2009, convertible notes payable, bearing interest at 6%, totaled $282,200 and are all currently due.

NOTE 6. CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

At March 31, 2009 , convertible notes payable to related parties, bearing interest at 6%, totaled $625,600 and are all currently due.

NOTE 7. NOTE PAYABLE - LONG-TERM

At March 31, 2009, long-term note payable, bearing interest at 12% per year, totaled $25,000 and is due July 10, 2010.

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


NOTE 8. EARNINGS (LOSS) PER SHARE

The Company computes earnings (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is anti-dilutive. During the quarter ended March 31, 2008, options to purchase 1,000,000 shares of the Company's Common Stock were issued under an employment agreement with its President. These options were anti-dilutive for earnings per share purposes for the three months ended March 31, 2009. There were no options outstanding at March 31, 2008 and there were no warrants outstanding at March 31, 2009 and 2008.

NOTE 9. SUBSEQUENT EVENTS

In April 2009, the Company issued two notes totaling $2,691 to two related parties. These notes are non-interest bearing and are due in April 2010.

In April 2009, the Company entered into an agreement for consulting, promotional and marketing services and issued 500,000 shares of restricted stock in payment. The contract expires in July 2009.

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

Obtaining outside financing will continue to be necessary to meet the Company's anticipated working capital needs for the foreseeable future. We anticipate the Company's major stockholders will make capital investments or loans of convertible debt to pay the Company's operating expenses for the foreseeable future, but we cannot assure you they will commit to make the necessary capital investments or loans. Given the Company's current financial position, for the immediate future, we expect to operate the Company's current lines of business under strict budgetary constraints in order to keep operating expenses as low as possible until new core businesses are acquired. We will attempt to negotiate extensions of the Company's debt obligations or negotiate for the conversion of some or all of the Company's debt into equity; however, there can be no assurance we will be successful.

RESULTS OF OPERATIONS

The Company is evolving as a leader in the development of destination websites that engage users and inspire loyalty. The Company is doing this by launching a wide array of websites that take advantage of the Worldwide Web's ability to reach users with information, services and products that encourages interaction between the visitor and the websites. The Company has also commenced the launching of Targeted Social Networks on the internet. Social Networking sites deliver large audiences with little investment in content creation because their users develop and post the material. These sites have changed how people meet, interact and share information. The Company has launched Single Dads, a social network dedicated to exchange of information and ideas among single dads from around the world. The Company anticipates the need to have cash requirements of approximately $4.2 million in the next 12 months, the bulk of which would be put toward the repayment of notes that would be due and servicing our debt. The remainder will be used for marketing and professional services and personnel. We expect to raise the said funds through private placements of debt and equity throughout the year, but there can be no assurance that we will be successful in such private placements.

Over the next twelve-month period, we anticipate needing the following capital amounts, broken down as follows:

Purpose                                                               Amount
-------                                                            -------------

Growth Capital for Acquired Subsidiaries                           $     245,000
Additional Employees                                               $      49,000
Marketing and Public Relations Campaigns                           $      147000
Participation in Industry and Trade Functions                      $      24,500
Ongoing Operations                                                 $     147,000
Capital needed for total amount of convertible
   notes reaching maturity (unless notes are extended)             $     907,800
Capital needed for total amount of notes payable
   reaching maturity (unless notes are extended)                   $     915,341
Capital needed to pay accounts payable and accrued
   expenses due                                                    $   1,765,252


Our research will primarily consist of finding knowledgeable agents that can analyze the business of our potential joint venture partners throughout the U.S. and abroad with a concentration in Europe, the Middle East and China.

OPERATING RESULTS FOR THE QUARTERS ENDED MARCH 31 2009 AND 2008

Operating expenses increased by $75,428 for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 primarily due to expense incurred under consulting agreements entered into in the current year's quarter and compensation expense recognized in the current quarter under the employment agreement with the Company's President.

Other expenses, consisting of interest expense, for the quarter ended March 31, 2009 increased by $67,202 compared with the quarter ended March 31, 2008 primarily due to interest expense resulting from the conversion of accrued interest due on certain notes payable to the Company's Common Stock during the current year's quarter. Total interest expense recognized from the conversion of principal amounts due under various notes as discussed in Note 4 in the quarter ended March 31, 2009 amounted to $64,000.

Net loss for the quarter ended March 31, 2009 of $213,986 increased by $142,630 compared to the net loss of $71,356 for the quarter ended March 31, 2008 mainly as a result of the expense incurred under various consulting agreements and interest expense resulting from conversion of debt into the Company's Common Stock discussed above.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, and that would be considered material to investors.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred operating losses since inception. As of March 31, 2009, we had an accumulated deficit of $6,840,166. At March 31, 2009, we had $7 in cash or cash equivalents and a net working capital deficit of $3,701,563.

During the last two years, the Company and its wholly-owned subsidiary, eCast Media Corporation, Inc. ("eCast"), have been dependent on borrowed or invested funds in order to finance their ongoing operations. As of March 31, 2009, eCast owed $620,000 in outstanding debt represented by 6% convertible notes and the Company owed $287,800 in outstanding debts represented by 6% convertible notes. These notes were issued to two of the Company's major stockholders. The entire balance of $907,800 is now classified as current liabilities. We anticipate we will continue borrowing funds or obtain additional equity financing to provide working capital.

During the three months ended March 31, 2009, we converted an aggregate of $44,000 in principal amounts due under various notes into the Company's common stock. We issued a total of 2,200,000 shares to effect the conversions and recognized a total of $64,000 in additional interest expense in connection with the conversions.

The audit report of the Company's independent registered public accounting firm for the year ended December 31, 2008 includes a "going concern" explanation. In the auditor's opinion, the Company's limited operating history and the accumulated net deficit as of December 31, 2008, raised substantial doubt about the Company's ability to continue as a going concern. We require approximately $3,600,000 in capital over the next twelve months to pay off accounts payable and accrued expenses, and the convertible notes and notes payable reaching maturity unless we are able to obtain additional extensions.

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

ITEM 4T. CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On January 22, 2009, the Company issued 400,000 shares of Common Stock to a note holder to convert $8,000 in principal amount due under a note dated June 30, 2004. The holder took the shares for investment purposes without a view to distribution and had access to information concerning the Company's business and prospects, as required by the Securities Act of 1933, as amended (the "Act"). In addition, there was no general solicitation or advertising for the issuance of the shares. The holder was permitted access to our management for the purpose of acquiring investment information. Due to the holder's status as a sophisticated party and their dealings with companies similar to ours, we deem the holder sophisticated for the purposes of Section 4(2) of the Act.

On January 22, 2009, the Company issued 400,000 shares of Common Stock to a note holder to convert $8,000 in principal amount due under a note dated March 20, 2008. On January 30, 2009, the Company issued 200,000 shares of Common Stock to the same note holder to convert an additional $4,000 in principal amount due under the same note. The holder took the shares for investment purposes without a view to distribution and had access to information concerning the Company's business and prospects, as required by the Securities Act of 1933, as amended (the "Act"). In addition, there was no general solicitation or advertising for the issuance of the shares. The holder was permitted access to our management for the purpose of acquiring investment information. Due to the holder's status as a sophisticated party and their dealings with companies similar to ours, we deem the holder sophisticated for the purposes of Section 4(2) of the Act.

On January 22, 2009, the Company issued 400,000 shares of Common Stock to a note holder to convert $8,000 in principal amount due under a note dated June 12, 2008. The holder took the shares for investment purposes without a view to distribution and had access to information concerning the Company's business and prospects, as required by the Securities Act of 1933, as amended (the "Act"). In addition, there was no general solicitation or advertising for the issuance of the shares. The holder was permitted access to our management for the purpose of acquiring investment information. Due to the holder's status as a sophisticated party and their dealings with companies similar to ours, we deem the holder sophisticated for the purposes of Section 4(2) of the Act.

On January 22, 2009, the Company issued 400,000 shares of Common Stock to a note holder to convert $8,000 in principal amount due under a note dated August 22, 2008. The holder took the shares for investment purposes without a view to distribution and had access to information concerning the Company's business and prospects, as required by the Securities Act of 1933, as amended (the "Act"). In addition, there was no general solicitation or advertising for the issuance of the shares. The holder was permitted access to our management for the purpose of acquiring investment information. Due to the holder's status as a sophisticated party and their dealings with companies similar to ours, we deem the holder sophisticated for the purposes of Section 4(2) of the Act.

On January 22, 2009, the Company issued 400,000 shares of Common Stock to a note holder to convert $8,000 in principal amount due under a note dated July 10, 2008. The holder took the shares for investment purposes without a view to distribution and had access to information concerning the Company's business and prospects, as required by the Securities Act of 1933, as amended (the "Act"). In addition, there was no general solicitation or advertising for the issuance of the shares. The holder was permitted access to our management for the purpose of acquiring investment information. Due to the holder's status as a sophisticated party and their dealings with companies similar to ours, we deem the holder sophisticated for the purposes of Section 4(2) of the Act.

On April 3, 2009, the Company entered into an agreement for consulting, promotional and marketing services and issued 500,000 shares of restricted Common Stock in payment under the contract. The holder took the shares for investment purposes without a view to distribution and had access to information concerning the Company's business and prospects, as required by the Securities Act of 1933, as amended (the "Act"). In addition, there was no general solicitation or advertising for the issuance of the shares. The holder was permitted access to our management for the purpose of acquiring investment information. Due to the holder's status as a sophisticated party and their dealings with companies similar to ours, we deem the holder sophisticated for the purposes of Section 4(2) of the Act.

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


Dated:  May 20, 2009                        NT MEDIA CORP. OF CALIFORNIA, INC.


                                            /s/ Ali Moussavi
                                            ------------------------------------
                                            Ali Moussavi,
                                            President, Chief Executive Officer
                                            (Principal Executive Officer), and
                                            Acting Chief Financial Officer
                                            (Acting Principal Financial Officer)