Form 10-Q
period 2009-06-30
NT MEDIA CORP OF CALIFORNIA INC
filed 2009-08-19
CIK 318622

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 2009

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ___ to ____

                         Commission File Number 0-31012

                       NT MEDIA CORP. OF CALIFORNIA, INC.
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                    94-3357128
----------------------------------------       ---------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)

         7800 OCEANUS DRIVE
       LOS ANGELES, CALIFORNIA                              90046
----------------------------------------       ---------------------------------
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

Number of shares outstanding as of August 11, 2009: 11,524,816 common shares.

Transitional Small Business Disclosure Format:  Yes [ ]      No [X]


                                    FORM 10-Q

                                      INDEX

                                                                                           PAGE NO.
                                                                                           --------
PART I.   FINANCIAL INFORMATION
          Item 1.           Consolidated Financial Statements                                  3

                            Notes to Consolidated Financial Statements                        13

          Item 2.           Management's Discussion and Analysis of Financial Condition       21
                            and Results of Operations.

          Item 3.           Quantitative and Qualitative Disclosures About Market Risk.       25

          Item 4T.          Controls and Procedures.                                          25

PART II.  OTHER INFORMATION
          Item 1.           Legal Proceedings                                                 26

          Item 1A           Risk Factors                                                      27

          Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds       27

          Item 3.           Defaults Upon Senior Securities                                   28

          Item 4.           Submission of Matters to a Vote of Security Holders               28

          Item 5.           Other Information                                                 28

          Item 6.           Exhibits                                                          28

SIGNATURES                                                                                    29





                 NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                                  (A DEVELOPMENT STAGE COMPANY)
                                   Consolidated Balance Sheets


                                                               June 30,     December 31,
                                                                 2009           2008
                                                              -----------    -----------
                                     ASSETS                   (UNAUDITED)

CURRENT ASSETS
     Cash and cash equivalents                                $    14,634    $       280
     Prepaid Expenses                                                  --          5,117

                                                              -----------    -----------
TOTAL CURRENT ASSETS                                          $    14,634    $     5,397
                                                              ===========    ===========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                         $   463,255    $   435,289
     Accrued liabilities                                          481,525        430,504
     Accrued liabilities to related party                         905,177        811,104
     Notes payable                                                736,100        749,100
     Notes payable, related parties                               186,001        201,000
     Convertible notes payable                                    282,200        282,200
     Convertible notes payable, related parties                   625,600        625,600
     Accrued litigation settlement                                113,178        113,178

                                                              -----------    -----------
TOTAL CURRENT LIABILITIES                                       3,793,036      3,647,975
                                                              -----------    -----------

LONG-TERM LIABILITIES
     Note Payable                                                  54,000         33,000
                                                              -----------    -----------

TOTAL LIABILITES                                                3,847,036      3,680,975
                                                              -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, $0.001 par value, 5,000,000 shares
       authorized; 0 shares issued and outstanding                     --             --
     Common stock; $0.001 par value; 1,000,000,000 shares
       authorized; 10,565,074 shares issued and outstanding        10,564          5,888
     Additional paid-in capital                                 3,127,638      2,944,714
     Deficit accumulated during the development stage          (6,970,604)    (6,626,180)

                                                              -----------    -----------
TOTAL STOCKHOLDERS' DEFICIT                                    (3,832,402)    (3,675,578)
                                                              -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $    14,634    $     5,397
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




                  NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                                  (A Development Stage Company)
                              Consolidated Statements of Operations
                                           (UNAUDITED)


                                                                                            CUMULATIVE FROM
                                                                      SIX MONTHS ENDED       JUNE 4, 1999
                                                                --------------------------  (INCEPTION) TO
                                                                  JUNE 30,      JUNE 30,       JUNE 30,
                                                                    2009          2008           2009
                                                                -----------    -----------    -----------

REVENUES                                                        $        --    $        --    $   385,997
                                                                -----------    -----------    -----------

COSTS AND EXPENSES
           General and administrative                               193,035        114,512      5,444,767
           Depreciation and amortization                                 --             --        132,077
           Impairment of film costs                                      --             --        156,445
           Impairment of related party receivables                       --             --         35,383
           Inventory Write-down                                          --             --         24,820
           Loss on litigation settlement                                 --             --        100,000
                                                                -----------    -----------    -----------
TOTAL COSTS AND EXPENSES                                            193,035        114,512      5,893,492
                                                                -----------    -----------    -----------

LOSS FROM OPERATIONS                                               (193,035)      (114,512)    (5,507,495)

OTHER INCOME (EXPENSE)
           Interest income, related party                                --             --         23,154
           Interest expense                                        (131,821)       (47,249)      (706,309)
           Interest expense, related party                          (18,768)       (18,918)      (393,893)
           Loan fees                                                     --             --       (616,000)
           Debt forgiven                                                 --             --        290,595
           Legal fees forgiven                                           --             --         12,296
           Provision for common stock subscription receivable            --             --        (91,552)
                                                                -----------    -----------    -----------
TOTAL OTHER INCOME (EXPENSE)                                       (150,589)       (66,167)    (1,481,709)
                                                                -----------    -----------    -----------

LOSS BEFORE PROVISION FOR INCOME TAXES
  AND NONCONTROLLING INTEREST                                      (343,624)      (180,679)    (6,989,204)

PROVISION FOR INCOME TAXES                                              800            800         14,400
                                                                -----------    -----------    -----------

NET LOSS BEFORE NON-CONTROLLING INTEREST                           (344,424)      (181,479)    (7,003,604)

LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING
  INTEREST                                                               --             --         33,000
                                                                -----------    -----------    -----------

NET LOSS ATTRIBUTABLE TO NT MEDIA CORP. OF
  CALIFORNIA, INC. AND SUBSIDIARIES                             $  (344,424)   $  (181,479)   $(6,970,604)
                                                                ===========    ===========    ===========

NET (LOSS) PER SHARE:
           BASIC AND DILUTED                                    $     (0.04)   $     (0.07)
                                                                ===========    ===========


WEIGHTED AVERAGE SHARES OUTSTANDING:
           BASIC AND DILUTED                                      9,251,499      2,628,088
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


                      NT Media Corp. of California, Inc. and Subsidiaries

                                 (A Development Stage Company)
                             Consolidated Statements of Operations
                                          (UNAUDITED)

                                                                       Three months ended
                                                                  ----------------------------
                                                                    June 30,      June 30,
                                                                      2009           2008
                                                                  ------------    ------------
REVENUES                                                          $         --    $         --
                                                                  ------------    ------------

COSTS AND EXPENSES
             General and administrative                                 79,115          76,020
             Depreciation and amortization                                  --              --
             Impairment of film costs                                       --              --
             Impairment of related party receivables                        --              --
             Inventory Write-down                                           --              --
             Loss on litigation settlement                                  --              --
                                                                  ------------    ------------
TOTAL COSTS AND EXPENSES                                                79,115          76,020
                                                                  ------------    ------------

LOSS FROM OPERATIONS                                                   (79,115)        (76,020)

OTHER INCOME (EXPENSE)
             Interest income, related party                                 --              --
             Interest expense                                          (41,939)        (24,644)
             Interest expense, related party                            (9,384)         (9,459)
             Loan fees                                                      --              --
             Debt forgiven                                                  --              --
             Legal fees forgiven                                            --              --
             Provision for common stock subscription receivable             --              --
                                                                  ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                                           (51,323)        (34,103)
                                                                  ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                (130,438)       (110,123)
AND NONCONTROLLING INTEREST

PROVISION FOR INCOME TAXES                                                  --              --
                                                                  ------------    ------------

NET LOSS BEFORE NON-CONTROLLING INTEREST                              (130,438)       (110,123)

LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST                     --              --
                                                                  ------------    ------------

NET LOSS ATTRIBUTABLE TO NT MEDIA CORP. OF
  CALIFORNIA, INC. AND SUBSIDIARIES                               $   (130,438)   $   (110,123)
                                                                  ============    ============

NET (LOSS) PER SHARE:
             BASIC AND DILUTED                                    $      (0.01)   $      (0.04)
                                                                  ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
             BASIC AND DILUTED                                      10,056,283       2,628,088
                                                                  ============    ============


                 See accompanying notes to consolidated financial statements.

                 NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                                  (A Development Stage Company)
                              Consolidated Statements of Cash Flows
                                           (UNAUDITED)
                                                                                       CUMULATIVE FROM
                                                              SIX MONTHS ENDED          JUNE 4, 1999
                                                          --------------------------   (INCEPTION) TO
                                                           JUNE 30,       JUNE 30,        JUNE 30,
                                                             2009           2008           2009
                                                          -----------    -----------    -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
  Net loss before non-controlling interest                $  (344,424)   $  (181,479)   $(7,003,604)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                  --             --        132,077
    Impairment loss                                                --             --        336,773
    Inventory write-down                                           --             --         24,820
    Impairment of related party receivables                        --             --         35,383
    Operating expenses paid by reducing note receivable            --             --         10,000
    Stock issued for services                                  60,000             --        942,343
    Deferred compensation                                          --             --         10,417
    Stock issued for loan fees                                     --             --        423,000
    Stock options issued for services                              --             --         60,370
    Legal fees forgiven                                            --             --        (12,296)
    Debts forgiven                                                 --             --       (290,595)
    Provision for common stock subscription receivable             --             --         89,468
    Beneficial conversion of debt and accrued interest         79,473             --        200,759
  Changes in assets and liabilities:
   Interest receivable                                             --             --        (19,986)
   Inventory                                                       --             --        (24,820)
   Prepaid Expenses                                             5,117             --             --
   Other assets                                                    --             --        (24,000)
   Litigation settlement                                           --             --        100,000
   Accounts payable and accrued expenses                       81,114         38,005      1,315,328
   Accrued expenses, related party                             94,073         24,102        861,754
                                                          -----------    -----------    -----------
Net cash (used in) operating activities                       (24,647)      (119,372)    (2,832,809)
                                                          -----------    -----------    -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Notes receivable from officer                                    --             --        (45,048)
  Collection of notes receivable from officer                      --             --         35,048
  Notes receivable, related parties                                --             --        (50,000)
  Collection of notes receivable, related parties                  --             --         50,000
  Investment in property and equipment                             --             --        (18,879)
  Investment in film costs                                         --             --       (133,005)
  Investment in web site development costs                         --             --       (292,968)
                                                          -----------    -----------    -----------
Net cash (used in) investing activities                            --             --       (454,852)
                                                          -----------    -----------    -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                           --             --      1,254,154
  Proceeds from equity investment of minority interest             --             --         33,000
  Payment of offering costs                                        --             --        (66,450)
  Proceeds from notes payable                                  54,000        128,657      1,107,516
  Proceeds from notes payable, related parties                 23,701        263,551        604,693
  Payments of notes payable                                   (38,700)      (201,916)      (240,616)
  Payments of notes payable, related parties                       --        (70,500)      (307,802)
  Proceeds from issuance of convertible notes                      --             --        917,800
                                                          -----------    -----------    -----------
Net cash provided by financing activities                      39,001        119,792      3,302,295
                                                          -----------    -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      14,354            420         14,634

CASH AND CASH EQUIVALENTS,
  Beginning of period                                             280            266             --
                                                          -----------    -----------    -----------
CASH AND CASH EQUIVALENTS,
  End of period                                           $    14,634    $       686    $    14,634
                                                          ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest paid                                           $        --    $    19,603    $    21,511
                                                          ===========    ===========    ===========
  Income taxes paid                                       $        --    $        --    $     4,000
                                                          ===========    ===========    ===========
NONCASH FINANCING ACTIVITIES:
  Beneficial conversion of debt and accrued interest      $    79,473    $        --    $   200,759
                                                          ===========    ===========    ===========
  Stock issued for services                               $    60,000    $        --    $   942,343
                                                          ===========    ===========    ===========
  Stock issued for loan fees                              $        --    $        --    $   423,000
                                                          ===========    ===========    ===========
  Stock options issued for services                       $        --    $        --    $    60,370
                                                          ===========    ===========    ===========

                  See accompanying notes to consolidated financial statements.




                                       NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                                                  (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                  FOR THE PERIOD FROM JUNE 4, 1999 (INCEPTION) TO JUNE 30, 2009


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

                                                                                                                         (Continued)



                                       NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                                                  (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                  FOR THE PERIOD FROM JUNE 4, 1999 (INCEPTION) TO JUNE 30, 2009
                                                           CONTINUED


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

                                                                                                                         (Continued)




                                       NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                                                  (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                  FOR THE PERIOD FROM JUNE 4, 1999 (INCEPTION) TO JUNE 30, 2009
                                                           CONTINUED

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

                                                                                                                         (Continued)




                                       NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                                                  (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                  FOR THE PERIOD FROM JUNE 4, 1999 (INCEPTION) TO JUNE 30, 2009
                                                           CONTINUED


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

                                                                                                                         (Continued)
                                                                10

                                       NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                                                  (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                  FOR THE PERIOD FROM JUNE 4, 1999 (INCEPTION) TO JUNE 30, 2009
                                                           CONTINUED
                                                                                             Deficit
                                                                             Common        accumulated
                                      Common stock            Additional      Stock        during the
                                -------------------------      paid-in     Subscription    development     Deferred
                                  Shares        Amount         capital      Receivable        stage       Compensation     Total
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

                                                                                                                         (Continued)
                                                               11


                                       NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES

                                                  (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                  FOR THE PERIOD FROM JUNE 4, 1999 (INCEPTION) TO JUNE 30, 2009
                                                           CONTINUED


                                                                                             Deficit
                                                                             Common        accumulated
                                      Common stock            Additional      Stock        during the
                                -------------------------      paid-in     Subscription    development     Deferred
                                  Shares        Amount         capital      Receivable        stage       Compensation     Total
                                -----------   -----------    -----------    -----------    -----------    -----------   -----------
Stock issue for services -
  January 22, 2009 at $.05
  per share                       1,100,000         1,100         53,900            --              --             --        55,000
Stock issue for services -
  April 7, 2009 at $0.01
  per share                         500,000           500          4,500            --              --             --         5,000
Stock issue for conversion of
  bridge notes  - January 22,
  2009 at $0.02 per share           400,000           400          7,600            --              --             --         8,000
Stock issue for conversion of
  notes payable - January 22,
  2009 at $0.02 per share         1,600,000         1,600         30,400            --              --             --        32,000
Stock issue for conversion of
  notes payable - January 30,
  2009 at $0.02 per share           200,000           200          3,800            --              --             --         4,000
Stock issue for conversion of
  notes payable - April 7,
  2009 at $0.02 per share           400,000           400          7,600            --              --             --         8,000
Stock issue for conversion of
  notes payable - June 22,
  2009 at $0.0042 per share         476,190           476          1,524            --              --             --         2,000

Beneficial conversion of debt            --            --         73,600            --              --             --        73,600
Net loss - Six Months                    --            --             --            --        (344,424)            --      (344,424)
                                -----------   -----------    -----------    -----------    -----------    -----------   -----------

Balance at June 30, 2009         10,565,074   $    10,564    $ 3,127,638    $        --    $(6,970,604)   $        --   $(3,832,402)
                                ===========   ===========    ===========    ===========    ===========    ===========   ===========

                                       See accompanying notes to consolidated statements.


                                                               12

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2009 (UNAUDITED)


NOTE 1.  ORGANIZATION AND BASIS OF PRESNTATION

The unaudited consolidated financial statements have been prepared by NT Media Corp. of California, Inc pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K. The results for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

ORGANIZATION AND LINES OF BUSINESS

NT Media Corp. of California, Inc, (hereinafter referred to as the "Company" or "NT Media") was incorporated in the State of Delaware on March 14, 2000.

The Company is focused on development, production and distribution of programming in the entertainment industry including creating music platforms and skilled gaming in the United States and abroad and vertical social and professional networks. The Company intends to continue to develop media and entertainment assets and channels going forward.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of NT Media Corp. of California, Inc and its wholly-owned subsidiaries, eCast Media Corporation, Inc., eCast Media LLC, and SU Productions LLC. All significant inter-company accounts and transaction have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP").

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

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2009 (UNAUDITED)


NOTE 2.  GOING CONCERN AND MANAGEMENT'S PLAN

The accompanying unaudited consolidated financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. As of and for the period ended June 30, 2009, the Company incurred a net loss, had accumulated and had working capital deficits. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order for the Company to meet its financial obligations, it will attempt to sell equity or incur debt, although there cannot be any assurance that the Company will be successful in doing so.

NT Media Corporation of California, Inc. is a Delaware corporation incorporated on March 14, 2000. We are focused on development, production and distribution of programming in the entertainment industry including creating music platforms and skilled gaming in the United States and abroad and vertical social and professional networks. The Company intends to continue to develop media and entertainment assets and channels going forward. While the Company's board of directors has not determined to acquire or invest in any new technology opportunities to date, we may in the future, seek to expand the Company's operations by engaging in acquisitions, joint ventures or strategic investments in technology ventures as approved by the Company's Board of Directors ("Board").

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

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2009 (UNAUDITED)


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

In January 2009, the Company announced it acquired the Michael Jackson themed video network, www.michaeljackson-video.info. The website is expected to accumulate videos of the late King of Pop onto an easy-to-use platform. Fans will be able to view and post popular videos, as well as share them on their own websites and social networks.

In January 2008, the Company entered into an employment agreement with Mr. Ali Moussavi. As part of the agreement Mr. Moussavi's services include acting as the Chairman of the Board, Chief Executive Officer and President of the Company. On May 15, 2008, Mr. Moussavi and the Company, with the approval of the Board memorialized the conditions by entering into a final employment agreement (the "Moussavi Agreement"), under which Mr. Moussavi would continue to provide services as Chief Executive Officer and President of the Company on a full time basis. The material terms of the Moussavi Agreement are described below.

The Moussavi Agreement has a five-year term, providing a base salary of $150,000 per year, which may be increased at the sole discretion of the Board on each anniversary thereafter, or from time-to-time at the sole discretion of the Board. Upon reaching certain milestones, as determined in good faith by the Board, Mr. Moussavi may also receive an annual bonus up to the amount of his base salary. The Company also granted Mr. Moussavi an option to purchase 1,000,000 shares of Company Common Stock at $0.35 per share. The option is fully vested as of the date hereof. Mr. Moussavi is also entitled to five weeks paid vacation, the use of an automobile that may be selected by Mr. Moussavi and approved by the Board, the reimbursement of up to $1,500 for Mr. Moussavi's membership dues at two health clubs and one country club to be selected by Mr. Moussavi, and the reimbursement of up to $100,000 for the first year of Mr. Moussavi's employment for the cost of entertainment provided by Mr. Moussavi to the Company's customers, vendors, employees and strategic partners, which may be increased by 5% per annum starting January 1, 2009, and each year thereafter at Mr. Moussavi's sole discretion. Additionally, Mr. Moussavi may be entitled to reimbursement from the Company for reasonable costs and expenses incurred in connection with the performance of the duties and obligations provided for under the Moussavi Agreement.

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2009 (UNAUDITED)


NOTE 3.  RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS ("SFAS No. 160"), an amendment of Accounting Research Bulletin No. 51, which establishes new standards governing the accounting for and reporting on noncontrolling interests ("NCIs") in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of SFAS No. 160 indicate, among other things: that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent's ownership interest that leave control intact be treated as equity transactions, rather than a step acquisition or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. SFAS No. 160 also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective for fiscal years and annual periods beginning after December 15, 2008. The Company adopted this standard as of the beginning of its calendar year 2009. The Company's adoption of SFAS No. 160 did not have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 161"), an amendment of SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133 as well as related hedged items, bifurcated derivatives and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this standard as of the beginning of its calendar year 2009. The Company's adoption of SFAS No. 161 did not have a material impact on its financial statements.

In May 2009, the FASB issued FASB SFAS No. 165, SUBSEQUENT EVENTS ("SFAS No. 165"). This Statement establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. This Statement affirms that an entity that has a current expectation of widely distributing its financial statements to shareholders and other financial statement users, including public entities, shall evaluate subsequent events through the date that the financial statements are issued, and disclose that date. It provides that an entity shall recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2009 (UNAUDITED)


sheet, including the estimates inherent in the process of preparing financial statements. It also provides that an entity shall not recognize subsequent events that provide evidence about conditions that did not exist at the balance sheet date, although it does state that certain nonrecognized subsequent events are of such a nature that they must be disclosed to keep the financial statements from being misleading. As this Statement is modeled after the same principles as the subsequent event guidance already existing in the auditing literature, it is not expected that its adoption will result in significant changes in the subsequent events that the Company reports. This Statement is effective for interim or annual financial periods ending after June 15, 2009. The Company will adopt the Statement in its interim period beginning July 1, 2009. The adoption of SFAS No. 165 is not expected to have a significant impact on the Company's consolidated financial statements.

In June 2009, the FASB issued FASB SFAS No. 166, ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS. SFAS 166 is a revision to FASB Statement No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, and will require more information about transfer of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 will be effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. The Company will adopt SFAS 166 effective January 1, 2010. The Company is currently evaluating the affect of this statement on its consolidated financial statements.

In June 2009, the FASB issued FASB SFAS No. 167, AMENDMENTS TO FASB INTERPRETATION NO. 46(R). SFAS 167 is a revision to FASB Interpretation No. 46(R), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting, or similar rights, should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. SFAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 will be effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. The Company will adopt SFAS 167 effective January 1, 2010. The Company is currently evaluating the affect of this statement on its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 168 ("SFAS 168"), The FASB Accounting Standards Codification and the Hierarchy of General Accepted Accounting Principles - a replacement of FASB Statement No. 162. SFAS 168 establishes the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim or annual periods ending after September 15, 2009 and is not expected to have a significant impact on the Company's consolidated financial statements.

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2009 (UNAUDITED)


NOTE 4.  NOTES PAYABLE - RELATED PARTIES

During the quarter ended June 30, 2009, the Company issued notes totaling $23,701 to various related parties having no stated interest rate due on various dates through June 2010.

At June 30, 2009, notes payable, all currently due, to related parties consisted of the following:

Notes payable to the Company's President,
  Non-interest bearing, due through April 2010                          $177,660
Non-interest bearing notes payable due through
  June 2010                                                                2,341
Non-interest bearing notes payable due on demand                           6,000
                                                                        --------
Currently due                                                           $186,001
                                                                        ========

NOTE 5.  NOTES PAYABLE

During the quarter ended June 30, 2009, the Company issued three notes totaling $54,000 bearing interest at 12% due through June 2011.

Also during the quarter ended June 30, 2009, the Company entered into agreements with certain note holders to convert an aggregate of $10,000 in principal amounts due under the notes into the Company's Common Stock. A total of 876,190 shares were issued to effect the conversions which were done at discounted prices resulting in additional interest expense of $9,600 being recognized in the current quarter.

At June 30, 2009, notes payable to non-related parties consisted of the following:

Notes payable bearing interest at 12%, due through June 2011            $584,100
Notes payable bearing interest at 10%, due on demand                     161,000
Notes payable bearing interest at 12.5%, due on demand                    45,000
                                                                        --------
Total due                                                                790,100
Currently due                                                            736,100
                                                                        --------
Long-term                                                               $ 54,000
                                                                        ========

NOTE 6.  CONVERTIBLE NOTES PAYABLE

At June 30, 2009, convertible notes payable, bearing interest at 6%, totaled $282,200 and are all currently due.

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2009 (UNAUDITED)


NOTE 7.  CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

At June 30, 2009 , convertible notes payable to related parties, bearing interest at 6%, totaled $625,600 and are all currently due.

NOTE 8.  STOCK ISSUANCES

During the six months ended June 30, 2009, we converted an aggregate of $48,127 in principal and interest due under various notes into the Company's common stock. We issued a total of 3,076,190 shares to effect the conversions and recognized a total of $79,473 in additional interest expense in connection with the conversions.

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

On April 7, 2009, the Company issued 400,000 shares of Common Stock to a note holder to convert $8,000 in principal amount due under a note dated November 21, 2008. The holder took the shares for investment purposes without a view to distribution and had access to information concerning the Company's business and prospects, as required by the Securities Act of 1933, as amended (the "Act"). In addition, there was no general solicitation or advertising for the issuance of the shares. The holder was permitted access to our management for the purpose of acquiring investment information. Due to the holder's status as a sophisticated party and their dealings with companies similar to ours, we deem the holder sophisticated for the purposes of Section 4(2) of the Act.

On June 22, 2009, the Company issued 476,190 shares of Common Stock to a note holder to convert $2,000 in principal amount due under a note dated July 10, 2008. The holder took the shares for investment purposes without a view to distribution and had access to information concerning the Company's business and prospects, as required by the Securities Act of 1933, as amended (the "Act"). In addition, there was no general solicitation or advertising for the issuance of the shares. The holder was permitted access to our management for the purpose of acquiring investment information. Due to the holder's status as a sophisticated party and their dealings with companies similar to ours, we deem the holder sophisticated for the purposes of Section 4(2) of the Act.

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2009 (UNAUDITED)


NOTE 9.  EARNINGS (LOSS) PER SHARE

The Company computes earnings (loss) per common share in accordance with SFAS No. 128, "Earnings per Share". The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is anti-dilutive. There were no options or warrants outstanding at June 30, 2009 and 2008.

NOTE 10.  SUBSEQUENT EVENTS

Subsequent to the end of the quarter ended June 30, 2009, the Company issued an aggregate of $14,959 in non-interest bearing notes to certain related parties with due dates through August 2011.

On July 30, 2009, the Company entered into an agreement with a note holder to convert $2,000 in principle and $500 in interest due under a note dated November 21, 2008 into 312,500 shares of the Company's common stock.

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

RESULTS OF OPERATIONS

The Company is evolving as a leader in the development of destination websites that engage users and inspire loyalty. The Company is doing this by launching a wide array of websites that take advantage of the Worldwide Web's ability to reach users with information, services and products that encourages interaction between the visitor and the websites. The Company has also commenced launching Targeted Social Networks on the internet. Social Networking sites deliver large audiences with little investment in content creation because their users develop and post the material. These sites have changed how people meet, interact and share information. The Company has launched Single Dads, a social network dedicated to exchange of information and ideas among single dads from around the world. The Company anticipates cash requirements of approximately $4.3 million in the next 12 months, the bulk of which would be put toward the repayment of notes that would be due and servicing our debt. The remainder will be used for marketing and professional services and personnel. We expect to raise the said funds through private placements of debt and equity throughout the year, but there can be no assurance that we will be successful in such private placements.

Over the next twelve-month period, we anticipate needing the following capital amounts, broken down as follows:

Purpose                                                                 Amount
-------                                                               ----------
Growth Capital for Acquired Subsidiaries                              $  245,000
Additional Employees                                                      49,000
Marketing and Public Relations Campaigns                                 147,000
Participation in Industry and Trade Functions                             24,500
Ongoing Operations                                                       147,000
Capital needed for total amount of convertible
   notes reaching maturity (unless notes are extended)                   907,800
Capital needed for total amount of notes payable
   reaching maturity (unless notes are extended)                         922,101
Capital needed to pay accounts payable and accrued
   expenses due                                                        1,849,957
                                                                      ----------
Total                                                                 $4,292,358
                                                                      ==========

Our research will primarily consist of finding knowledgeable agents that can analyze the business of our potential joint venture partners throughout the U.S. and abroad with a concentration in Europe, the Middle East and China.

OPERATING RESULTS FOR THE QUARTERS ENDED JUNE 30 2009 AND 2008

Operating expenses increased to $79,115 for the quarter ended June 30, 2009 compared to $76,020 for the quarter ended June 30, 2008.

Other expenses, consisting of interest expense, for the quarter ended June 30, 2009 increased by $17,220 compared with the quarter ended June 30, 2008 primarily due to interest expense resulting from the conversion of principal amounts due on certain notes payable to the Company's Common Stock during the current year's quarter. Total interest expense recognized from the conversion of principal amounts due under various notes as discussed in Note 4 in the quarter ended June 30, 2009 amounted to $9,600.

Net loss for the quarter ended June 30, 2009 of $130,438 increased by $20,315 compared to the net loss of $110,123 for the quarter ended June 30, 2008 mainly as a result of increased interest expense discussed above.

OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30 2009 AND 2008

Operating expenses increased by $78,523 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily as a result of the effects of compensation expense incurred under the employment agreement with the Company's president and expense incurred under consulting agreements entered into during current year.

Other expenses, consisting of interest expense, for the six months ended June 30, 2009 increased by $84,422 compared with the six months ended June 30, 2008 primarily due to interest expense resulting from the conversion of principal and interest due on certain notes payable to the Company's Common Stock during the current year's period. Total interest expense recognized from such conversions amounted to $79,473 during the six months ended June 30, 2009.

Net loss for the six months ended June 30, 2009 of $344,424 increased by $162,945 compared to the net loss of $181,479 for the six months ended June 30, 2008 mainly as a result of compensation expense incurred under the employment agreement with the Company's president and interest resulting from the conversion of debt discussed above.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, and that would be considered material to investors.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred operating losses since inception. As of June 30, 2009, we had an accumulated deficit of $6,970,604. At June 30, 2009, we had $14,634 in cash or cash equivalents and a net working capital deficit of $3,778,402.

During the last two years, the Company and its wholly-owned subsidiary, eCast Media Corporation, Inc. ("eCast"), have been dependent on borrowed or invested funds to finance their ongoing operations. As of June 30, 2009, eCast owed $620,000 represented by 6% convertible notes and the Company owed $287,800 represented by 6% convertible notes. These notes were issued to two of the Company's major stockholders. The balance of $907,800 is now classified as a current liability. We anticipate we will continue borrowing funds or obtaining additional equity financing to provide working capital.

During the six months ended June 30, 2009, we converted an aggregate of $48,127 in principal and interest due under various notes into the Company's common stock. We issued a total of 3,076,190 shares to effect the conversions and recognized a total of $79,473 in additional interest expense in connection with the conversions.

The audit report of the Company's independent registered public accounting firm for the year ended December 31, 2008 includes a "going concern" explanation. In the auditor's opinion, the Company's limited operating history and the accumulated net deficit as of December 31, 2008, raised substantial doubt about the Company's ability to continue as a going concern. We require approximately $3,700,000 in capital over the next twelve months to pay off accounts payable and accrued expenses, and the convertible notes and notes payable reaching maturity unless we are able to obtain additional extensions.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ADDITIONAL DISCLOSURE CONCERNING CONTROLS AND PROCEDURES

We currently believe the Company has material weaknesses in its disclosure controls and procedures. We will continue to work in the coming weeks and months to address such weaknesses. We believe that the out-of-pocket costs, the diversion of management's attention from running the day-to-day operations and operational changes caused by the need to make changes in our internal control and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) could be significant and still we may not achieve significant improvements in our internal controls and procedures. If the time and costs associated with such compliance exceed our current expectations, our results of operations and the accuracy and timeliness of the filing of our annual and periodic reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative affect on the trading price of our Common Stock.


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

On April 7, 2009, the Company issued 400,000 shares of Common Stock to a note holder to convert $8,000 in principal amount due under a note dated November 21, 2008. The holder took the shares for investment purposes without a view to distribution and had access to information concerning the Company's business and prospects, as required by the Securities Act of 1933, as amended (the "Act"). In addition, there was no general solicitation or advertising for the issuance of the shares. The holder was permitted access to our management for the purpose of acquiring investment information. Due to the holder's status as a sophisticated party and their dealings with companies similar to ours, we deem the holder sophisticated for the purposes of Section 4(2) of the Act.

On June 22, 2009, the Company issued 476,190 shares of Common Stock to a note holder to convert $2,000 in principal amount due under a note dated July 10, 2008. The holder took the shares for investment purposes without a view to distribution and had access to information concerning the Company's business and prospects, as required by the Securities Act of 1933, as amended (the "Act"). In addition, there was no general solicitation or advertising for the issuance of the shares. The holder was permitted access to our management for the purpose of acquiring investment information. Due to the holder's status as a sophisticated party and their dealings with companies similar to ours, we deem the holder sophisticated for the purposes of Section 4(2) of the Act.

On July 30, 2009, the Company entered into an agreement with a note holder to convert $2,000 in principle and $500 in interest due under a note dated November 21, 2008 into 312,500 shares of the Company's common stock. The holder took the shares for investment purposes without a view to distribution and had access to information concerning the Company's business and prospects, as required by the Securities Act of 1933, as amended (the "Act"). In addition, there was no general solicitation or advertising for the issuance of the shares. The holder was permitted access to our management for the purpose of acquiring investment information. Due to the holder's status as a sophisticated party and their dealings with companies similar to ours, we deem the holder sophisticated for the purposes of Section 4(2) of the Act.

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


Dated:  August 19, 2009                     NT MEDIA CORP. OF CALIFORNIA, INC.



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