Form 10-K/A
period 2008-12-31
NT MEDIA CORP OF CALIFORNIA INC
filed 2009-10-29
CIK 318622

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

Documents Incorporated By Reference:  None.

Transitional Small Business Disclosure Format (check one): Yes  [_]   No  [X]

         EXPLANATORY NOTE: THE REGISTRANT IS FILING THIS FORM 10-K/A IN ORDER TO FILE AND PROVIDE THE REPORT OF AJ ROBBINS PC FOR THE PERIOD ENDED DECEMBER 31, 2006. THERE ARE NO OTHER MODIFICATIONS OR CHANGES TO THE ANNUAL REPORT ON FORM 10-K OR THE EXHIBITS THERETO AS ORIGINALLY FILED.

Exhibits
--------

Exhibit 99.1    Report of AJ Robbins PC for the Period Ended December 31, 2006.


SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 29, 2009             NT MEDIA CORPORATION OF CALIFORNIA, INC.


                                    By: /s/ Ali Moussavi
                                        ----------------------------------------
                                        Ali Moussavi, President, Chief Executive
                                        Officer,  Principal  Accounting Officer
                                        and Chairman of the Board of  Directors


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: October 29, 2009                   /s/ Christopher Briggs
                                        ----------------------------------------
                                        Christopher Briggs, Director