Form 10-Q
period 2009-09-30
NT MEDIA CORP OF CALIFORNIA INC
filed 2009-11-16
CIK 318622

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer|_| Smaller reporting company |X|

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Number of shares outstanding as of November 10, 2009: 25,180,329 common shares.

Transitional Small Business Disclosure Format:  Yes  [_]      No [X]


                                                   FORM 10-Q

                                                     INDEX

                                                                                                             Page No.
                                                                                                            -----------
PART I.   Financial
          Information
          Item 1.           Consolidated Financial Statements (unaudited) :                                           3
                            Notes to Consolidated Financial Statements                                                7

          Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                            Operations.                                                                              16

          Item 3.           Quantitative and Qualitative Disclosures About Market Risk.                              21

          Item 4T.          Controls and Procedures.                                                                 21

PART II.  Other Information
          Item 1.           Legal Proceedings                                                                        22

          Item 1A           Risk Factors                                                                             22

          Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                              22

          Item 3.           Defaults Upon Senior Securities                                                          23

          Item 4.           Submission of Matters to a Vote of Security Holders                                      23

          Item 5.           Other Information                                                                        23

          Item 6.           Exhibits                                                                                 23

SIGNATURES




               NT Media Corp. of California, Inc. and Subsidiaries

                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                                              September 30, 2009    December 31, 2008
                                                                 (UNAUDITED)
                                                                 -----------           -----------
                         ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                   $     9,667           $       280
     Prepaid Expenses                                                     --                 5,117

                                                                 -----------           -----------
TOTAL CURRENT ASSETS                                             $     9,667           $     5,397
                                                                 ===========           ===========



            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                            $   468,113           $   435,289
     Accrued liabilities                                             508,805               430,504
     Accrued liabilities to related parties                          952,486               811,104
     Notes payable                                                   714,600               749,100
     Notes payable, related party                                     51,988               201,000
     Convertible notes payable                                       282,200               282,200
     Convertible notes payable, related party                        625,600               625,600
     Accrued litigation settlement                                   113,178               113,178

                                                                 -----------           -----------
TOTAL CURRENT LIABILITIES                                          3,716,970             3,647,975
                                                                 -----------           -----------

LONG-TERM LIABILITIES
     Note Payable                                                     84,000                33,000
                                                                 -----------           -----------

TOTAL LIABILITES                                                   3,800,970             3,680,975
                                                                 -----------           -----------

COMMITMENTS AND CONTINGENCIES                                             --                    --

STOCKHOLDERS' DEFICIT
     Preferred stock, $0.001 par value, 5,000,000 shares
       authorized; 0 shares issued and outstanding                        --                    --
     Common stock; $0.001 par value; 1,000,000,000 shares
       authorized; 23,286,312 shares issued and outstanding           23,286                 5,888
     Additional paid-in capital                                    3,352,406             2,944,714
     Deficit accumulated during the development stage             (7,166,995)           (6,626,180)

                                                                 -----------           -----------
TOTAL STOCKHOLDERS' DEFICIT                                       (3,791,303)           (3,675,578)
                                                                 -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $     9,667           $     5,397
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



               NT Media Corp. of California, Inc. and Subsidiaries

                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (UNAUDITED)

                                                        Three months ended
                                                  --------------------------------
                                                  September 30,      September 30,
                                                       2009              2008
                                                  ------------       ------------
REVENUES                                          $         --       $         --
                                                  ------------       ------------

COSTS AND EXPENSES
             General and administrative                 93,737            118,526
                                                  ------------       ------------
TOTAL COSTS AND EXPENSES                                93,737            118,526
                                                  ------------       ------------

LOSS FROM OPERATIONS                                   (93,737)          (118,526)

OTHER INCOME (EXPENSE)
             Interest expense                          (43,270)           (33,914)
             Interest expense, related party           (59,384)           (11,509)
                                                  ------------       ------------
TOTAL OTHER INCOME (EXPENSE)                          (102,654)           (45,423)
                                                  ------------       ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                (196,391)          (163,949)
AND NONCONTROLLING INTEREST

PROVISION FOR INCOME TAXES                                  --                 --
                                                  ------------       ------------

LOSS BEFORE NON-CONTROLLING INTEREST                  (196,391)          (163,949)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING
INTEREST                                                    --                 --
                                                  ------------       ------------

NET LOSS ATTRIBUTABLE TO NT MEDIA CORP. OF
  CALIFORNIA, INC. AND SUBSIDIARIES               $   (196,391)      $   (163,949)
                                                  ============       ============

NET (LOSS) PER SHARE:
             BASIC AND DILUTED                    $      (0.01)      $      (0.03)
                                                  ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
             BASIC AND DILUTED                      15,570,028          5,449,002
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



                                   NT Media Corp. of California, Inc. and Subsidiaries

                                              (A Development Stage Company)
                                          Consolidated Statements of Operations
                                                       (UNAUDITED)



                                                                          Nine months ended            Cumulative from
                                                                  ---------------------------------        June 4,
                                                                   September 30,      September 30,  1999 (inception) to
                                                                        2009              2008        September 30, 2009
                                                                   ------------       ------------       ------------

REVENUES                                                           $         --       $         --       $    385,997
                                                                   ------------       ------------       ------------

COSTS AND EXPENSES
           General and administrative                                   286,772            233,038          5,538,504
           Depreciation and amortization                                     --                 --            132,077
           Impairment of film costs                                          --                 --            156,445
           Impairment of related party receivables                           --                 --             35,383
           Inventory Write-down                                              --                                24,820
           Loss on litigation settlement                                     --                 --            100,000
                                                                   ------------       ------------       ------------
TOTAL COSTS AND EXPENSES                                                286,772            233,038          5,987,229
                                                                   ------------       ------------       ------------

LOSS FROM OPERATIONS                                                   (286,772)          (233,038)        (5,601,232)

OTHER INCOME (EXPENSE)
           Interest income, related party                                    --                 --             23,154
           Interest expense                                            (175,091)           (81,163)          (749,579)
           Interest expense, related party                              (78,152)           (30,427)          (453,277)
           Loan fees                                                         --                 --           (616,000)
           Debt forgiven                                                     --                 --            290,595
           Legal fees forgiven                                               --                 --             12,296
           Provision for common stock subscription receivable                --                 --            (91,552)
                                                                   ------------       ------------       ------------
TOTAL OTHER INCOME (EXPENSE)                                           (253,243)          (111,590)        (1,584,363)
                                                                   ------------       ------------       ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                 (540,015)          (344,628)        (7,185,595)
AND NONCONTROLLING INTEREST

PROVISION FOR INCOME TAXES                                                  800                800             14,400
                                                                   ------------       ------------       ------------

LOSS BEFORE NON-CONTROLLING INTEREST                                   (540,815)          (345,428)        (7,199,995)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING
INTEREST                                                                     --                 --             33,000
                                                                   ------------       ------------       ------------

NET LOSS ATTRIBUTABLE TO NT MEDIA CORP. OF
  CALIFORNIA, INC. AND SUBSIDIARIES                                $   (540,815)      $   (345,428)      $ (7,166,995)
                                                                   ============       ============       ============

NET (LOSS) PER SHARE:
           BASIC AND DILUTED                                       $      (0.05)      $      (0.10)
                                                                   ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
           BASIC AND DILUTED                                         11,385,948          3,575,370
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



                              NT Media Corp. of California, Inc. and Subsidiaries

                                         (A Development Stage Company)
                                     Consolidated Statements of Cash Flows
                                                  (UNAUDITED)


                                                                     Nine months ended           Cumulative from
                                                              --------------------------------       June 4,
                                                              September 30,     September 30,  1999 (inception) to
                                                                   2009             2008        September 30, 2009
                                                              ------------      ------------       ------------

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
   Net loss before non-controlling interest                   $  (540,815)      $  (345,428)      $(7,199,995)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                     --                --           132,077
     Impairment loss                                                   --                --           336,773
     Inventory write-down                                              --                --            24,820
     Impairment of related party receivables                           --                --            35,383
     Operating expenses paid by reducing note receivable               --                --            10,000
     Stock issued for services                                     60,000            22,560           942,343
     Deferred compensation                                             --            (3,780)           10,417
     Stock issued for loan fees                                        --                --           423,000
     Stock options issued for services                                 --                --            60,370
     Legal fees forgiven                                               --                --           (12,296)
     Debts forgiven                                                    --                --          (290,595)
     Provision for common stock subscription receivable                --                --            89,468
     Beneficial conversion of debt and accrued interest           145,463            11,250           266,749
   Changes in assets and liabilities:
    Interest receivable                                                --                --           (19,986)
    Inventory                                                          --                --           (24,820)
    Prepaid Expenses                                                5,117            (4,200)               --
    Other assets                                                       --                --           (24,000)
    Litigation settlement                                              --                --           100,000
    Accounts payable and accrued expenses                         113,252            95,448         1,347,466
    Accrued expenses, related party                               141,382            36,891           909,063

                                                              -----------       -----------       -----------
Net cash (used in) operating activities                           (75,601)         (187,259)       (2,883,763)
                                                              -----------       -----------       -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
   Notes receivable from officer                                       --                --           (45,048)
   Collection of notes receivable from officer                         --                --            35,048
   Notes receivable, related parties                                   --                --           (50,000)
   Collection of notes receivable, related parties                     --                --            50,000
   Investment in property and equipment                                --                --           (18,879)
   Investment in film costs                                            --                --          (133,005)
   Investment in web site development costs                            --                --          (292,968)

                                                              -----------       -----------       -----------
Net cash (used in) investing activities                                --                --          (454,852)
                                                              -----------       -----------       -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                              --                --         1,254,154
   Proceeds from equity investment of minority interest                                                33,000
   Payment of offering costs                                           --                --           (66,450)
   Proceeds from notes payable                                     84,000           191,657         1,137,516
   Proceeds from notes payable, related party                      48,688           287,379           629,680
   Payments of notes payable                                                       (201,916)         (201,916)
   Payments of notes payable, related party                       (47,700)          (88,500)         (355,502)
   Proceeds from issuance of convertible notes                         --                --           917,800

                                                              -----------       -----------       -----------
Net cash provided by financing activities                          84,988           188,620         3,348,282
                                                              -----------       -----------       -----------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                 9,387             1,361             9,667

CASH AND CASH EQUIVALENTS,
   Beginning of period                                                280               266                --
                                                              -----------       -----------       -----------
CASH AND CASH EQUIVALENTS,
   End of period                                              $     9,667       $     1,627       $     9,667
                                                              ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:
   Cash paid during the period for:
   Interest paid                                              $        --       $    19,603       $    21,511
                                                              ===========       ===========       ===========
   Income taxes paid                                          $        --       $        --       $     4,000
                                                              ===========       ===========       ===========

   NONCASH FINANCING ACTIVITIES:
   Beneficial conversion of debt and accrued interest         $   145,463       $    11,250       $   266,749
                                                              ===========       ===========       ===========
   Stock issued for services                                  $    60,000       $    22,560       $   942,343
                                                              ===========       ===========       ===========
   Stock issued for loan fees                                 $        --       $        --       $   423,000
                                                              ===========       ===========       ===========
   Stock options issued for services                          $        --       $        --       $    60,370
                                                              ===========       ===========       ===========


                          See accompanying notes to consolidated financial statements.

                                                     -6-

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009


NOTE 1.  BASIS OF PRESENTATION

The unaudited consolidated financial statements were prepared by NT Media Corp. of California, Inc. and its wholly owned subsidiary, eCast Media Corporation, Inc. (together, the "Company"), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America ("US GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto include on Form 10-K for the period ended December 31, 2008. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Reclassifications

Certain prior period amounts were reclassified to conform to current period presentation, none of which changed total assets, stockholders' equity (deficit), net loss, or net loss per share.

NOTE 2.  GOING CONCERN AND MANAGEMENT'S PLAN

The accompanying unaudited consolidated financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. As of and for the periods ended September 30, 2009, the Company incurred a net loss, had accumulated and had working capital deficits. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order for the Company to meet its financial obligations, it will attempt to sell equity or incur debt, although there cannot be any assurance that the Company will be successful in doing so.

NT Media Corporation of California, Inc. is a Delaware corporation incorporated on March 14, 2000. We are focused on development, production and distribution of programming in the entertainment industry including creating music platforms and skilled gaming in the United States and abroad and vertical social and professional networks. The Company intends to continue to develop media and entertainment assets and channels going forward. While the Company's Board of Directors ("Board") has not determined to acquire or invest in any new technology opportunities to date, we may in the future, seek to expand the Company's operations by engaging in acquisitions, joint ventures or strategic investments in technology ventures as approved by the Company's Board.

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009


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

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009


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

In October 2009, the Company announced it will produce an original comedy series exclusively available on its alternative-format video-sharing site NeuroTrash.tv as part of an ongoing program to publish and distribute original content. The video, currently in production, features anecdotal nightlife experiences with the comedic performances of an ensemble cast and is scheduled to be released during the first part of 2010.


NOTE 3.  RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board ("FASB") issued guidance under Accounting Standards Codification 810 (formerly Statement of Financial Accounting Standards No. 160 ("SFAS No. 160"), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51), which establishes new standards governing the accounting for and reporting on noncontrolling interests ("NCIs") in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this Accounting Standards Codification ("ASC") indicate, among other things: that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent's ownership interest that leave control intact be treated as equity transactions, rather than a step acquisition or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This guidance also requires changes to certain presentation and disclosure requirements and is effective for fiscal years and annual periods beginning after December 15, 2008. The Company adopted the requirements of this ASC as of the beginning of its calendar year 2009 which did not have a material impact on its financial statements.

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009


In March 2008, the FASB issued guidance under ASC 855 (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities) which is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance and cash flows. This ASC applies to all derivative instruments within the scope of SFAS No. 133 as well as related hedged items, bifurcated derivatives and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to the provisions of this ASC must provide more robust qualitative disclosures and expanded quantitative disclosures. This ASC is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this ASC as of the beginning of its calendar year 2009 which did not have a material impact on its financial statements.

In May 2009, the FASB issued guidance under ASC 855 (formerly SFAS No. 165, Subsequent Events) which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. This guidance affirms that an entity that has a current expectation of widely distributing its financial statements to shareholders and other financial statement users, including public entities, shall evaluate subsequent events through the date that the financial statements are issued, and disclose that date. It provides that an entity shall recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. It also provides that an entity shall not recognize subsequent events that provide evidence about conditions that did not exist at the balance sheet date, although it does state that certain nonrecognized subsequent events are of such a nature that they must be disclosed to keep the financial statements from being misleading. This ASC is effective for interim or annual financial periods ending after June 15, 2009. As this guidance is modeled after the same principles as the subsequent event guidance already existing in the auditing literature, the adoption of this ASC effective the quarter ended September 30, 2009 did not have a significant impact on the Company's consolidated financial statements.

In June 2009, the FASB issued guidance under ASC 860 (formerly SFAS No. 166, Accounting for Transfers of Financial Assets) which will require more information about transfer of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets and requires additional disclosures. This ASC will be effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. The Company will adopt the provisions of this ASC effective January 1, 2010 and is currently evaluating the affect of this ASC, if any, on its consolidated financial statements.

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009


In June 2009, the FASB issued guidance under ASC 810 (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)) which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting, or similar rights, should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. This ASC will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The provisions of this ASC will be effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. The Company will adopt this ASC effective January 1, 2010 and is currently evaluating the affect, if any, on its consolidated financial statements.

In June 2009, the FASB issued guidance under ASC 105 (formerly SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of General Accepted Accounting Principles - a replacement of FASB Statement No. 162) which establishes the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. This ASC is effective for financial statements issued for interim or annual periods ending after September 15, 2009. The Company adopted this ASC effective the quarter ended September 30, 2009 which did not have a significant impact on the Company's consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update ("ASU") 2009-05 which provides guidance on measuring liabilities at fair value. This ASU clarifies how an entity should measure the fair value of liabilities and is effective for the first reporting period after August 26, 2009. The Company adopted this ASC effective the quarter ended September 30, 2009 which did not have a material impact on its financial statements.


NOTE 4.  NOTES PAYABLE - RELATED PARTY

During the quarter ended September 30, 2009, the Company issued notes totaling $24,987 to various related parties having no stated interest rate due on various dates through September 2010.

Also during the quarter ended September 30, 2009, the Company entered into an agreement with its President to convert $150,000 in principal amount due under a note into the Company's Common Stock. A total of 10,000,000 shares were issued to effect the conversion which was done at a discounted price resulting in interest expense in the amount of $50,000 being recognized in the current quarter.

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009


At September 30, 2009, notes payable, all currently due, to related parties consisted of the following:

Notes payable to the Company's President,
  Non-interest bearing, due through September 2010                   $  36,779
Non-interest bearing notes payable due through
  September 2010                                                         9,209
Non-interest bearing notes payable due on demand                         6,000
                                                                     ---------
Currently due                                                        $  51,988
                                                                     =========


NOTE 5.  NOTES PAYABLE

During the quarter ended September 30, 2009, the Company issued two notes totaling $30,000 bearing interest at 12% due through September 2011.

Also during the quarter ended September 30, 2009, the Company entered into agreements with certain note holders to convert an aggregate of $21,500 in principal amounts due under the notes into the Company's Common Stock. A total of 2,725,238 shares were issued to effect the conversions which were done at discounted prices resulting in additional interest expense of $15,990 being recognized in the current quarter.

At September 30, 2009, notes payable to non-related parties consisted of the following:

Notes payable bearing interest at 12%, due through September 2011   $  598,850
Notes payable bearing interest at 10%, due on demand                   161,000
Notes payable bearing interest at 12.5%, due on demand                  38,750
                                                                    ----------
Total due                                                              798,600
Currently due                                                          714,600
                                                                    ----------
Long-term                                                           $   84,000
                                                                    ==========

NOTE 6.  CONVERTIBLE NOTES PAYABLE

At September 30, 2009, convertible notes payable, bearing interest at 6%, totaled $282,000 and are all currently due.

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009


NOTE 7.  CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

At September 30, 2009 , convertible notes payable to related parties, bearing interest at 6%, totaled $625,600 and are all currently due.

Interest expense for the three and nine months ended September 30, 2009 totaled $9,834 and $28,152, respectively.


NOTE 8.  STOCK ISSUANCES

During the nine months ended September 30, 2009, we converted an aggregate of $219,627 in principal and interest due under various notes into the Company's common stock. We issued a total of 15,797,428 shares to effect the conversions and recognized a total of $145,463 in additional interest expense in connection with the conversions.

On July 22, 2009, the Company issued 481,481 shares of Common Stock to a note holder to convert $1,300 in principal amount due under a note dated July 10, 2008. The holder took the shares for investment purposes without a view to distribution and had access to information concerning the Company's business and prospects, as required by the Securities Act of 1933, as amended (the "Act"). In addition, there was no general solicitation or advertising for the issuance of the shares. The holder was permitted access to our management for the purpose of acquiring investment information. Due to the holder's status as a sophisticated party and its dealings with companies similar to ours, we deem the holder sophisticated for the purposes of Section 4(2) of the Act.

On August 4, 2009, the Company issued 478,261 shares of Common Stock to a note holder to convert $2,200 in principal amount due under a note dated July 10, 2008. The holder took the shares for investment purposes without a view to distribution and had access to information concerning the Company's business and prospects, as required by the Securities Act of 1933, as amended (the "Act"). In addition, there was no general solicitation or advertising for the issuance of the shares. The holder was permitted access to our management for the purpose of acquiring investment information. Due to the holder's status as a sophisticated party and its dealings with companies similar to ours, we deem the holder sophisticated for the purposes of Section 4(2) of the Act.

On August 11, 2009, the Company issued 312,500 shares of Common Stock to a note holder to convert $6,250 in principal amount due under a note dated June 12, 2008. The holder took the shares for investment purposes without a view to distribution and had access to information concerning the Company's business and prospects, as required by the Securities Act of 1933, as amended (the "Act"). In addition, there was no general solicitation or advertising for the issuance of the shares. The holder was permitted access to our management for the purpose of acquiring investment information. Due to the holder's status as a sophisticated party and its dealings with companies similar to ours, we deem the holder sophisticated for the purposes of Section 4(2) of the Act.

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009


On August 19, 2009, the Company issued 479,540 shares of Common Stock to a note holder to convert $3,750 in principal amount due under a note dated July 10, 2008. The holder took the shares for investment purposes without a view to distribution and had access to information concerning the Company's business and prospects, as required by the Securities Act of 1933, as amended (the "Act"). In addition, there was no general solicitation or advertising for the issuance of the shares. The holder was permitted access to our management for the purpose of acquiring investment information. Due to the holder's status as a sophisticated party and its dealings with companies similar to ours, we deem the holder sophisticated for the purposes of Section 4(2) of the Act.

On August 27, 2009, the Company issued 10,000,000 shares of Common Stock to its President to convert $150,000 in principal amount due under a note dated January 10, 2008. The holder took the shares for investment purposes without a view to distribution and had access to information concerning the Company's business and prospects, as required by the Securities Act of 1933, as amended (the "Act"). In addition, there was no general solicitation or advertising for the issuance of the shares.

On August 28, 2009, the Company issued 510,204 shares of Common Stock to a note holder to convert $4,000 in principal amount due under a note dated July 10, 2008. The holder took the shares for investment purposes without a view to distribution and had access to information concerning the Company's business and prospects, as required by the Securities Act of 1933, as amended (the "Act"). In addition, there was no general solicitation or advertising for the issuance of the shares. The holder was permitted access to our management for the purpose of acquiring investment information. Due to the holder's status as a sophisticated party and its dealings with companies similar to ours, we deem the holder sophisticated for the purposes of Section 4(2) of the Act.

On September 15, 2009, the Company issued 459,252 shares of Common Stock to a note holder to convert $4,000 in principal amount due under a note dated July 10, 2008. The holder took the shares for investment purposes without a view to distribution and had access to information concerning the Company's business and prospects, as required by the Securities Act of 1933, as amended (the "Act"). In addition, there was no general solicitation or advertising for the issuance of the shares. The holder was permitted access to our management for the purpose of acquiring investment information. Due to the holder's status as a sophisticated party and its dealings with companies similar to ours, we deem the holder sophisticated for the purposes of Section 4(2) of the Act.

                NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009


NOTE 9.  EARNINGS (LOSS) PER SHARE

The Company computes earnings (loss) per common share in accordance with SFAS No. 128, "Earnings per Share". The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is anti-dilutive. There were no options or warrants outstanding at September 30, 2009 and 2008.

NOTE 10. SUBSEQUENT EVENTS

On October 6, 2009, the Company entered into an agreement with a note holder to convert $4,000 in principal amount due under a note dated July 10, 2008 into the Company's Common Stock and issued 481,928 shares to effect the conversion.

On October 8, 2009, the Company entered into an agreement with a note holder to convert $33,000 in principal amount due under a note dated July 22, 2004 into the Company's Common Stock and issued 1,120,000 shares to effect the conversion.

On October 14, 2009, the Company entered into an agreement with a note holder to convert $6,000 in principal amount due under a note dated July 10, 2008 into the Company's Common Stock and issued 236,264 shares to effect the conversion.

On October 30, 2009, the Company entered into an agreement with a note holder to convert $5,750 in principal amount due under a note dated July 10, 2008 into the Company's Common Stock and issued 55,825 shares to effect the conversion.

In October 2009, the Company partnered with Hollywood-based production companies Sinahome Entertainment, LLC and Marble Step Production to produce a series of comedy shorts. The webisodes, called "Straight Up With A Twist," will be distributed on NT Media's alternative-format video sharing site NeuroTrash.tv.

In October 2009, the Company secured actress and Deal Or No Deal briefcase model, Leyla Milani, for its exclusive original comedy series "Straight Up With A Twist," produced for the alternative-format video-sharing site NeuroTrash.tv. The Company secured Ms. Milani for filming 4 webisodes.

In November 2009, the Company commenced the production for "Straight Up With A Twist," an original comedy webisode series to be launched on the company's online entertainment channel NeuroTrash.tv. The Company has shot footage for 4 webisodes and has an option to engage the production company for additional episodes in the future.

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

In October 2009, the Company announced that it will produce an original comedy series exclusively available on its alternative-format video-sharing site NeuroTrash.tv as part of an ongoing program to publish and distribute original content. The video, currently in production, will feature anecdotal nightlife experiences with the comedic performances of an ensemble cast and is scheduled to be released during the first part of 2010. The Company has shot footage for 4 webisodes and has an option to engage the production company for additional episodes in the future.

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

Results of Operations

The Company is evolving as a leader in the development of destination websites that engage users and inspire loyalty. The Company is doing this by launching a wide array of websites that take advantage of the Worldwide Web's ability to reach users with information, services and products that encourages interaction between the visitor and the websites. The Company has also commenced launching Targeted Social Networks on the internet. Social Networking sites deliver large audiences with little investment in content creation because their users develop and post the material. These sites have changed how people meet, interact and share information. The Company has launched Single Dads, a social network dedicated to exchange of information and ideas among single dads from around the world. The Company anticipates cash requirements of approximately $4.2 million in the next 12 months, the bulk of which would be put toward the repayment of notes that would be due and servicing our debt. The remainder will be used for marketing and professional services and personnel. We expect to raise the said funds through private placements of debt and equity throughout the year, but there can be no assurance that we will be successful in such private placements.

Over the next twelve-month period, we anticipate needing the following capital amounts, broken down as follows:

Purpose                                                            Amount
-------                                                            ------

Growth Capital for Acquired Subsidiaries                      $     245,000
Additional Employees                                          $      49,000
Marketing and Public Relations Campaigns                      $     147,000
Participation in Industry and Trade Functions                 $      24,500
Ongoing Operations                                            $     147,000
Capital needed for total amount of convertible
   notes reaching maturity (unless notes are extended)        $     907,800
Capital needed for total amount of notes payable
   reaching maturity (unless notes are extended)              $     766,588
Capital needed to pay accounts payable and accrued
   expenses due                                               $   1,929,404

Our research will primarily consist of finding knowledgeable agents that can analyze the business of our potential joint venture partners throughout the U.S. and abroad with a concentration in Europe, the Middle East and China.

OPERATING RESULTS FOR THE QUARTERS ENDED SEPTEMBER 30, 2009 AND 2008

Operating expenses decreased 21% to $93,737 for the quarter ended September 30, 2009 compared to $118,526 for the quarter ended September 30, 2008 as a result of lower professional fees.

Other expenses, consisting of interest expense, for the quarter ended September 30, 2009 increased by $57,231 compared with the quarter ended September 30, 2008 primarily due to interest expense resulting from the conversion of principal amounts due on certain notes payable to the Company's Common Stock during the current year's quarter. Total interest expense recognized from the conversion of principal amounts due under various notes as discussed in Notes 4 and 5 in the quarter ended September 30, 2009 amounted to $65,990, compared with $11,500 for the quarter ended September 30, 2008.

Net loss for the quarter ended September 30, 2009 of $196,391 increased by $32,442 compared to the net loss of $163,949 for the quarter ended September 30, 2008 mainly as a result of increased interest expense discussed above.

OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30 2009 AND 2008

Operating expenses increased by $53,734 or 23% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily as a result of the effects of compensation expense incurred under the employment agreement with the Company's president and expense incurred under consulting agreements entered into during current year.

Other expenses, consisting of interest expense, for the nine months ended September 30, 2009 increased by $141,653 compared with the nine months ended September 30, 2008 primarily due to interest expense resulting from the conversion of principal and interest due on certain notes payable to the Company's Common Stock during the current year's period. Total interest expense recognized from such conversions amounted to $145,463 during the nine months ended September 30, 2009, compared with $11,250 for the nine months ended September 30, 2008.

Net loss for the nine months ended September 30, 2009 of $540,815 increased by $195,387 compared to the net loss of $345,428 for the nine months ended September 30, 2008 mainly as a result of compensation expense incurred under the employment agreement with the Company's president and interest expense resulting from the conversion of debt discussed above.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, and that would be considered material to investors.

Liquidity and Capital Resources

We have incurred operating losses since inception. As of September 30, 2009, we had an accumulated deficit of $7,166,995. At September 30, 2009, we had $9,667 in cash or cash equivalents and a net working capital deficit of $3,707,303.

During the last two years, the Company and its wholly-owned subsidiary, eCast Media Corporation, Inc. ("eCast"), have been dependent on borrowed or invested funds to finance their ongoing operations. As of September 30, 2009, eCast owed $620,000 represented by 6% convertible notes and the Company owed $287,800 represented by 6% convertible notes. These notes were issued to two of the Company's major stockholders. The balance of $907,800 is now classified as a current liability. We anticipate we will continue borrowing funds or obtaining additional equity financing to provide working capital.

During the nine months ended September 30, 2009, we converted an aggregate of $219,627 in principal and interest due under various notes into the Company's common stock. We issued a total of 15,797,428 shares to effect the conversions and recognized a total of $145,463 in additional interest expense in connection with the conversions.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

On July 22, 2009, the Company issued 481,481 shares of Common Stock to a note holder to convert $1,300 in principal amount due under a note dated July 10, 2008. The holder took the shares for investment purposes without a view to distribution and had access to information concerning the Company's business and prospects, as required by the Securities Act of 1933, as amended (the "Act"). In addition, there was no general solicitation or advertising for the issuance of the shares. The holder was permitted access to our management for the purpose of acquiring investment information. Due to the holder's status as a sophisticated party and its dealings with companies similar to ours, we deem the holder sophisticated for the purposes of Section 4(2) of the Act.

On August 4, 2009, the Company issued 478,261 shares of Common Stock to a note holder to convert $2,200 in principal amount due under a note dated July 10, 2008. The holder took the shares for investment purposes without a view to distribution and had access to information concerning the Company's business and prospects, as required by the Securities Act of 1933, as amended (the "Act"). In addition, there was no general solicitation or advertising for the issuance of the shares. The holder was permitted access to our management for the purpose of acquiring investment information. Due to the holder's status as a sophisticated party and its dealings with companies similar to ours, we deem the holder sophisticated for the purposes of Section 4(2) of the Act.

On August 11, 2009, the Company issued 312,500 shares of Common Stock to a note holder to convert $6,250 in principal amount due under a note dated June 12, 2008. The holder took the shares for investment purposes without a view to distribution and had access to information concerning the Company's business and prospects, as required by the Securities Act of 1933, as amended (the "Act"). In addition, there was no general solicitation or advertising for the issuance of the shares. The holder was permitted access to our management for the purpose of acquiring investment information. Due to the holder's status as a sophisticated party and its dealings with companies similar to ours, we deem the holder sophisticated for the purposes of Section 4(2) of the Act.

On August 19, 2009, the Company issued 479,540 shares of Common Stock to a note holder to convert $3,750 in principal amount due under a note dated July 10, 2008. The holder took the shares for investment purposes without a view to distribution and had access to information concerning the Company's business and prospects, as required by the Securities Act of 1933, as amended (the "Act"). In addition, there was no general solicitation or advertising for the issuance of the shares. The holder was permitted access to our management for the purpose of acquiring investment information. Due to the holder's status as a sophisticated party and its dealings with companies similar to ours, we deem the holder sophisticated for the purposes of Section 4(2) of the Act.

On August 27, 2009, the Company issued 10,000,000 shares of Common Stock to its President to convert $150,000 in principal amount due under a note dated January 10, 2008. The holder took the shares for investment purposes without a view to distribution and had access to information concerning the Company's business and prospects, as required by the Securities Act of 1933, as amended (the "Act"). In addition, there was no general solicitation or advertising for the issuance of the shares.

On August 28, 2009, the Company issued 510,204 shares of Common Stock to a note holder to convert $4,000 in principal amount due under a note dated July 10, 2008. The holder took the shares for investment purposes without a view to distribution and had access to information concerning the Company's business and prospects, as required by the Securities Act of 1933, as amended (the "Act"). In addition, there was no general solicitation or advertising for the issuance of the shares. The holder was permitted access to our management for the purpose of acquiring investment information. Due to the holder's status as a sophisticated party and its dealings with companies similar to ours, we deem the holder sophisticated for the purposes of Section 4(2) of the Act.

On September 15, 2009, the Company issued 459,252 shares of Common Stock to a note holder to convert $4,000 in principal amount due under a note dated July 10, 2008. The holder took the shares for investment purposes without a view to distribution and had access to information concerning the Company's business and prospects, as required by the Securities Act of 1933, as amended (the "Act"). In addition, there was no general solicitation or advertising for the issuance of the shares. The holder was permitted access to our management for the purpose of acquiring investment information. Due to the holder's status as a sophisticated party and its dealings with companies similar to ours, we deem the holder sophisticated for the purposes of Section 4(2) of the Act.

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


Dated:  November 16, 2009        NT MEDIA CORP. OF CALIFORNIA, INC.



                                 /s/ Ali Moussavi
                                 ----------------
                                 Ali Moussavi,
                                 President, Chief Executive Officer (Principal Executive Officer), and Acting Chief Financial Officer (Acting Principal Accounting Officer)