Form 10-K
period 2009-12-31
NT MEDIA CORP OF CALIFORNIA INC
filed 2010-04-15
CIK 318622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One):

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ____________

Commission File Number 0-31012

NT MEDIA CORPORATION OF CALIFORNIA, INC.
 (Exact name of registrant as specified in its charter)
Delaware	94-3357128
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7800 Oceanus Drive, Los Angeles, CA	90046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (323) 445-4833

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the common stock held by non-affiliates as of April 6, 2010 was $503,607.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 6 2010, there were 25,180,329 shares of the registrant’s common stock outstanding.

Forward Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements.” These include, among others, the statements about our plans and strategies under the headings “Description of Business” and “Management’s Discussion and Analysis or Plan of Operation.” When used in this document and the documents incorporated herein by reference, the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or similar expressions are intended to identify forward-looking statements.  Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those we express in the forward-looking statements.  Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a product company like ours operating in a competitive environment, factors that could significantly impact expected results include: the development of products in a timely and cost effective manner; the commercial acceptance of our products; the effect of national and local economic conditions; our outstanding indebtedness; the loss of key employees or collaborative partners; competition from products developed by other companies; the ability to attract and retain employees; and the ability to identify and consummate relationships with strategic partners, as well as risks set forth in “Management’s Discussion and Analysis or Plan of Operation.”  Although we believe that our plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve these plans, intentions, or expectations.  Actual results may differ materially from the forward-looking statements made in this Annual Report.

PART I

Item 1.  Description of Business

 General

NT Media Corporation of California, Inc. is a Delaware corporation incorporated on March 14, 2000.  We primarily are engaged in developing, producing and distributing programming for the entertainment industry. Our current business operations are focused on the development, production and distribution of programming in the entertainment industry including creating music platforms and skilled gaming in the United States and abroad and the development of vertical social and professional networks. The Company intends to continue to develop media and entertainment assets and channels going forward. While our board of directors (BOD) has not determined to acquire or invest in any new technology opportunities to date, we may in the future, seek to expand the Company’s operations by engaging in acquisitions, joint ventures or strategic investments in technology ventures as approved by the Company’s BOD.

The Company is evolving as a leader in the development of destination websites that engage users and inspire loyalty. The Company does this by launching a wide array of websites that take advantage of the Worldwide Web’s ability to reach users with information, services and products that encourages interaction between the visitor and the websites.

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

The first site launched in August of 2008, is NeuroTrash.TV. It is a video-sharing site targeting young adults between 18 and 35. Users will be able to post and share videos on the site as well as take advantage of NeuroTrash.TV’s video player to place videos on their own sites, Social Networking profile pages and blogs. The site has a social networking component providing information on the site’s users and contributors. Other sites to be developed include social networking sites on specific subjects such as a revised version of single dads, a meeting place for single fathers to connect and share information. More sites will be launched as target audiences and demographics are identified and as the Company’s financial resources allow.

The Company’s revenue model is based on standard display banner ads, in-stream video advertising, product sales, and services. One feature of the NeuroTrash.TV website is the ability to earn revenue from video ads embedded in other websites on which our users place videos. Other revenue sources include marketing services, products and offers from other NT Media-owned sites such as ntmedia.storeblocks.com a music download site, and lead generation for goods and services such as new and used car prices, insurance, travel, loans and more. However, no revenues have been earned to date.  In January 2009, the Company launched a targeted social network for single fathers. SingleFatherNetwork dedicated to serving the needs of unmarried fathers. The online community of Single Fathers will be able to post pictures, video, blogs, in the pursuit of sharing experiences, and networking amongst this very specific group. The Company expects to see continued growth in the overall online advertising market, and specifically in the social networking segment. Instead of competing with larger general topic communities, the Company creates online environments that attract predictable, sustainable and interactive traffic with multiple opportunities to repeatedly engage in a demand-filling niche conversation. The site has not generated any revenue to date.

In January 2009, the Company launched a targeted social network dedicated to discussion of all aspects of stem cell research. The network, www.stemcellstalk.com, is equipped with text, photos, videos, blogs, forums and extensive social networking in the area of stem cell research. The site is intended to foster education and debate as well as networking opportunities for medical professionals, patients, and companies engaged in stem cell treatment and research. The site is an open social forum for anyone wishing to join and will also be selectively inviting stem cell professionals to address participants in online forums and discussions. The site has not generated any revenue to date.

In October 2009, The Company partnered with Hollywood producers Sinahome Entertainment, LLC and Marble Step Production to produce, "Straight Up With A Twist," a series of shorts that explore the comedies of urban nightlife for its alternative-format video-sharing site NeuroTrash.tv as part of an ongoing program to publish and distribute original content. The video features anecdotal nightlife experiences with the comedic performances of an ensemble cast and is scheduled to be released in 2010. NT Media is producing the series as part of an ongoing initiative to release original content on NeuroTrash.tv.

In January 2008, the Company entered into an employment agreement with Mr. Ali Moussavi.  As part of the agreement Mr. Moussavi’s services include acting as the Chairman of the Board, Chief Executive Officer and President of the Company. On May 15 2008, Mr. Moussavi and the Company, with the approval of the Board agreed to memorialize the conditions by entering into a final employment agreement (the “Moussavi Agreement”), under which Mr. Moussavi would continue to provide services as Chief Executive Officer and President of the Company on a full time basis. The material terms of the Moussavi Agreement are described below.

The Moussavi Agreement has a five-year term, providing a base salary of $150,000 per year, which may be increased at the sole discretion of the Board on each anniversary thereafter, or from time-to-time at the sole discretion of the Board.  Upon reaching certain milestones, as determined in good faith by the Board, Mr. Moussavi may also receive an annual bonus up to the amount of his base salary.  The Company also granted Mr. Moussavi an option to purchase 1,000,000 shares of Common Stock of the Company at $0.35 per share.  The option is fully vested as of the date hereof.  Mr. Moussavi shall also be entitled to five weeks paid vacation, the use of an automobile that may be selected by Mr. Moussavi and approved by the Board, the reimbursement of up to $1,500 for Mr. Moussavi’s membership dues at two health clubs and one country club to be selected by Mr. Moussavi, and the reimbursement of up to $100,000 for the first year of Mr. Moussavi’s employment for the cost of entertainment provided by Mr. Moussavi to the Company’s customers, vendors, employees and strategic partners, which may be increased by 5% per annum starting January 1, 2009, and each year thereafter at Mr. Moussavi’s sole discretion.  Additionally, Mr. Moussavi may be entitled to reimbursement from the Company for reasonable costs and expenses incurred in connection with the performance of the duties and obligations provided for under the Moussavi Agreement.

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

Research and Development

We did not spend any money on research and development in 2009 or 2008.  We currently intend to focus substantially all of our efforts and resources on the development of destination websites that engage users and inspire loyalty. The Company is doing this by launching a wide array of websites that take advantage of the Worldwide Web’s ability to reach users with information, services and products that encourages interaction between the visitor and the websites.

Employees

As of April 6, 2010 we had one employee.  We also employ outside consultants from time-to-time to provide various services.  Our employee is not represented by a labor union.

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

Intellectual Property

We own the service mark “Neurotrash” registered in the United States Patent and Trademark Office under Certificate of Registration 2,450,157 dated May 8, 2001.

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

Our independent auditors’ report expresses substantial doubt about our ability to continue as a going concern.

Our independent auditors’ report, dated April 15, 2010 includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2009.  We have experienced operating losses since the date of the auditors’ report and in prior years.  Our auditors’ report may impede our ability to raise additional capital on terms acceptable to us.  If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.  If we are unable to continue as a going concern, your entire investment in us could be lost.

Our failure to timely pay our indebtedness may require us to consider steps that would protect our assets against our creditors.

If we cannot raise additional capital, we will not be able to repay our debt or pursue our business strategies as scheduled, or at all, and we may cease operations.  We have been unable to pay all of our creditors and certain other obligations in accordance with their terms.  As of December 31, 2009, we have approximately $3.8 million in debt obligations, including interest, payable within the next 12 months. During 2009, we issued debt of approximately $225,000.  These notes are either being paid currently or have been extended by agreement.  However, we cannot assure you any note holder will continue to extend payment of these debt obligations or ultimately agree to revise the terms of this debt to allow us to make scheduled payments over an extended period of time.  We have no cash on hand and we do not expect to generate material cash from operations within the next 12 months.  We have attempted to raise additional capital through debt or equity financings and to date have had limited success.  The downtrend in the financial markets has made it extremely difficult for us to raise additional capital.  In addition, our common stock trades on the Over The Counter Bulletin Board which makes it more difficult to raise capital than if we were trading on the NASDAQ Stock Market.  Also, our default in repaying our debt restricts our ability to file registration statements, including those relating to capital-raising transactions, on Form S-3, which may make it more difficult for us to raise additional capital.  If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

We have a history of losses and we do not anticipate that we will be profitable in fiscal 2009.

We have incurred losses since inception and have not generated sufficient revenues to cover our expenses during 2008 and 2009.  We had an accumulated deficit of approximately $7.3 million as of December 31, 2009.  During 2009, we incurred a net loss of approximately $721,000.  Achieving profitability depends upon numerous factors, including our ability to raise additional capital in order to produce projects, which in turn will generate sales.  We do not anticipate that we will be profitable in 2010.  As a result of the losses and negative cash flows from operations, our ability to continue operations will depend on our ability to generate increased revenues and the availability of outside financing for working capital. If we are unable to generate sufficient revenues in the near future to cover our expenses or obtain outside capital to cover operating expenses, we may be unable to expand or maintain business operations.

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

Our common stock is considered a “Penny Stock”. The application of the “Penny Stock” rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell shares.

Our common stock is a “low-priced” security or “penny stock” under rules promulgated under the Securities Exchange Act of 1934, as amended. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our common stock, will decrease liquidity of our common stock and will increase transaction costs for sales and purchases of our common stock as compared to other securities.

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

We currently intend to retain any future earnings to support the development of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our BOD after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by state law. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

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

The Over the Counter Bulletin Board is a quotation system, not an issuer listing service, market or exchange. Therefore, buying and selling stock on the OTC Bulletin Board is not as efficient as buying and selling stock through an exchange. As a result, it may be difficult for you to sell your common stock or you may not be able to sell your common stock for an optimum trading price.

The OTC Bulletin Board (the “OTC BB”) is a regulated quotation service that displays real-time quotes, last sale prices and volume limitations in over-the-counter securities.

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

When fewer shares of a security are being traded on the OTC Bulletin Board, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Lower trading volumes in a security may result in a lower likelihood of an individual’s orders being executed, and current prices may differ significantly from the price one was quoted by the OTC Bulletin Board at the time of the order entry.

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

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of securities on the OTC Bulletin Board if the common stock or other security must be sold immediately. Further, purchasers of securities may incur an immediate “paper” loss due to the price spread. Moreover, dealers trading on the OTC Bulletin Board may not have a bid price for securities bought and sold through the OTC Bulletin Board. Due to the foregoing, demand for securities that are traded through the OTC Bulletin Board may be decreased or eliminated.

We expect volatility in the price of our common stock, which may subject us to securities litigation resulting in substantial costs and liabilities and diverting management’s attention and resources.

The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable for Smaller Reporting Companies.

Item 2.  Description of Property

Our principal offices are located at 7800 Oceanus Avenue, Los Angeles, California 90046. We presently occupy the offices of our President, Mr. Ali Moussavi, at no cost to us, as our sole office, an arrangement which we expect to continue until the Company raises enough capital to move offices.

Item 3.  Legal Proceedings

During 2002, the Company's subsidiary settled a lawsuit with its prior landlord of $100,000. As of December 31, 2009 the balance due for the settlement had not been paid and is reflected as a current liability in the accompanying consolidated balance sheet. Management is aware of a threatened litigation matter involving the nonpayment of certain legal fees. The claim for this matter is approximately $9,000. Management is not aware of any attempts by the claimant for pursuit of the litigation.

Item 4.  Removed and Reserved

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the OTC Bulletin Board under the symbol “NTMI.” The following table sets forth the high and low bid information of our common stock on the OTC Bulletin Board for each quarter during the last two fiscal years and the subsequent interim period, as reported by the OTC Bulletin Board.  This information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High Bid	Low Bid

Year Ended December 31, 2008
First Quarter	0.0026	0.025
Second Quarter	0.02	0.015
Third Quarter	0.22	0.22
Fourth Quarter	0.149	0.149

Year Ended December 31, 2009
First Quarter	0.0295	0.016
Second Quarter	0.0035	0.0035
Third Quarter	0.015	0.0125
Fourth Quarter	0.04	0.036

Holders

As of April 6, 2010, we had 107 shareholders of record of our common stock.  Our Transfer Agent is Transfer Online, 512 SE Salmon Street, Portland, OR 97214.

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

Recent Sales of Unregistered Securities

During 2009, we issued the following securities which were not registered under the Securities Act of 1933, as amended.  We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are “accredited investors” for the purpose of Rule 501 of the Securities Act. For these reasons,  among others,  the offer and sale of the following  securities  were made in reliance on the  exemption  from registration  provided by Section  4(2) of the  Securities  Act or  Regulation D promulgated by the SEC under the Securities Act:

During 2009, we issued 17,691,445 shares of common stock to various note holders to covert principal amounts due on various notes payable valued at approximately $274,250.

On January 22, 2009, we issued 400,000 shares of common stock to convert outstanding debt obligations valued at $8,000. The price per share of the conversion was $0.02.
On January 22, 2009, we issued 1,600,000 shares of common stock to convert outstanding debt obligations valued at $32,000. The price per share of the conversion was $0.02.
On January 30, 2009, we issued 200,000 shares of common stock to convert outstanding debt obligations valued at $4,000. The price per share of the conversion was $0.02.
On April 07, 2009, we issued 400,000 shares of common stock to convert outstanding debt obligations valued at $8,000. The price per share of the conversion was $0.02.
On June 22, 2009, we issued 476,190 shares of common stock to convert outstanding debt obligations valued at $2,000. The price per share of the conversion was $0.0042.
On July 15, 2009, we issued 481,481 shares of common stock to convert outstanding debt obligations valued at $1,300. The price per share of the conversion was $0.0027.
On July 30, 2009, we issued 478,261 shares of common stock to convert outstanding debt obligations valued at $2,200. The price per share of the conversion was $0.0046.
On August 11, 2009, we issued 312,500 shares of common stock to convert outstanding debt obligations valued at $6,250. The price per share of the conversion was $0.02.
On August 18, 2009, we issued 479,540 shares of common stock to convert outstanding debt obligations valued at $3,750. The price per share of the conversion was $0.00782.
On August 27, 2009, we issued 10,000,000 shares of common stock to convert outstanding debt obligations valued at $150,000. The price per share of the conversion was $0.015.
On August 28, 2009, we issued 510,204 shares of common stock to convert outstanding debt obligations valued at $4,000. The price per share of the conversion was $0.00784.
On September 14, 2009, we issued 459,252 shares of common stock to convert outstanding debt obligations valued at $4,000. The price per share of the conversion was $0.00871.
On October 12, 2009, we issued 481,928 shares of common stock to convert outstanding debt obligations valued at $4,000. The price per share of the conversion was $0.0083.
On October 22, 2009, we issued 236,264 shares of common stock to convert outstanding debt obligations valued at $6,000. The price per share of the conversion was $0.025.
On October 26, 2009, we issued 1,120,000 shares of common stock to convert outstanding debt obligations valued at $33,000. The price per share of the conversion was $0.029.
On November 11, 2009, we issued 055,825 shares of common stock to convert outstanding debt obligations valued at $5,750. The price per share of the conversion was $0.0103.

During 2009, we issued 1,600,000 shares of common stock to third parties in connection with services valued at $60,000.

Aside from the above transactions, we have not sold any unregistered securities during the last fiscal year other than those previously reported in Quarterly Reports on Form 10-Q or Current Reports on Form 8-K and filed with the Securities and Exchange Commission.

Securities Authorized For Issuance Under Equity Compensation Plans

Set forth in the table below is information regarding awards made through equity compensation plans, through December 31, 2009, for our last fiscal year.

Plan Category	Number of securities to be issued upon exercises of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities available for future plan issuance
Equity compensation plans approved by security holders	N/A	N/A	N/A

Equity compensation plans not approved by security holders
2006 Consultant Stock Plan	250,000 (1)	N/A	0
2007 Equity Incentive Plan	300,000	N/A	0
2007-1 Equity Incentive Plan	400,000		107,108(2)
2007-2 Equity Incentive Plan	400,000	N/A	5,888
2009 Equity Incentive Plan	2,000,000	N/A	1,500,000
__________________
(1)	Represents total number of shares of common stock originally authorized for stock grants. The Plan does not authorize stock option grants.

(2)	Represents number of shares of common stock authorized but not issued under the S-8 plan. The plan does not authorize stock option grants.

On June 29, 2006, our Board adopted the 2006 Consultant Stock Plan (the “Plan”). The Plan authorizes common stock grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. We reserved 250,000 shares of our common stock for awards to be made under the Plan. The Plan is to be administered by a committee of one or more members of our Board.

On June 29, 2007, our Board adopted the 2007 Equity Incentive Plan (the “2007 Plan”).  The 2007 Plan authorizes common stock grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  We reserved 300,000 shares of our common stock for awards to be made under the 2007 Plan.  The 2007 Plan is be administered by a committee of two or more members of our Board.

On September 28, 2007, our Board adopted the 2007-1 Equity Incentive Plan (the “2007-1 Plan”).  The 2007-1 Plan authorizes common stock grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  We reserved 400,000 shares of our common stock for awards to be made under the 2007-1 Plan.  The 2007-1 Plan may is administered by a committee of two or more members of our Board.

On November 2, 2007, our Board adopted the 2007-2 Equity Incentive Plan (the “2007-2 Plan”).  The 2007-2 Plan authorizes common stock grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  We reserved 400,000 shares of our common stock for awards to be made under the 2007-2 Plan.  The 2007-2 Plan is be administered by a committee of two or more members of our Board.

On March 5, 2009, our Board adopted the 2009 Equity Incentive Plan (the “2009 Plan”).  The 2009 Plan authorizes common stock grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  We reserved 200,000 shares of our common stock for awards to be made under the 2009 Plan.  The 2009 Plan is be administered by a committee of two or more members of our Board.

With respect to each of the above Plans, and subject to the provisions of each Plan, the Board and/or committee shall have authority to (a) grant, in its discretion, stock awards; (b) determine in good faith the fair market value of the stock covered by any grant; (c) determine which eligible persons shall receive grants and the number of shares, restrictions, terms and conditions to be included in such grants; (d) construe and interpret the Plans; (e) promulgate, amend and rescind rules and regulations relating to its administration, and correct defects, omissions and inconsistencies in the Plans or any grants; (f) consistent with the Plans and with the consent of the participant, amend any outstanding grant; and (g) make all other determinations necessary or advisable for the Plans’ administration. The interpretation and construction by the Board of any provisions of the Plans shall be conclusive and final.

Item 6.  Selected Financial Data.

As a smaller reporting company, we are not required to furnish this information.

Item 7.  Management’s Discussion and Analysis or Plan of Operations

Overview

We primarily are engaged in the development of destination websites that engage users and inspire loyalty. The company is doing this by launching a wide array of websites that take advantage of the Worldwide Web’s ability to reach users with information, services and products that encourages interaction between the visitor and the websites.

Over the next twelve-month period, we anticipate needing the following operating capital amounts:

Purpose	Amount

Growth Capital for Acquired Subsidiaries	$274,400

Additional Employees	$49,000

Marketing and Public Relations Campaigns	$164,640

Participation in Industry and Trade Functions	$27,440

Ongoing Operations	$147,000

Capital needed for total amount of convertible notes reaching maturity (unless notes are extended)	$907,800

Capital needed for total amount of notes payable reaching maturity (unless notes are extended)	$787,188

Capital needed to pay accounts payable and accrued expenses owing	$2,064,311

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

Plan of Operations

The Company plans to take advantage of the growth in the Mobile digital content and digital music distribution sectors through joint ventures. The Company plans to develop and publish online real estate, specializing in niche social networking platforms, topical community building and original online entertainment. The Company plans to create online environments that attract predictable, sustainable and interactive traffic with multiple opportunities to repeatedly engage in a demand-filling niche conversation. The Company anticipates cash requirements of about $5.9 million in the next 12 months, the bulk of which would be put toward the repayment of notes that would be due and servicing our debt. The remainder will be used for marketing and professional services and personnel. We expect to raise the said funds through private placements of debt and equity throughout the year, but there can be no assurance that we will be successful in such placements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, and that would be considered material to investors.

Liquidity and Sources of Capital

We have incurred operating losses as of December 31, 2009. We had an accumulated deficit of $7.3 million.  At December 31, 2009, we had $585 of cash or cash equivalents and a net working capital deficit of $3.9 million.

During the last three years, both our Company and our wholly-owned subsidiary, Ecast, have been dependent on borrowed or invested funds in order to finance their ongoing operations.  As of December 31, 2009, Ecast had $620,000 in outstanding debt represented by 6% convertible notes while we had $287,800 in outstanding debts represented by 6% convertible notes. These notes have been issued to two of our major stockholders and are classified as current liabilities at December 31, 2009. During the year ended December 31, 2009, we converted no principal due under these notes to the Company's common stock.

During 2009, we borrowed a total of $8,800 from our President through non-interest bearing notes, of which none has been repaid as of December 31, 2009.  In addition, we borrowed $39,870 from related parties under non-interest bearing notes, of which $30,831 has been repaid as of December 31, 2009.  From non-related parties, we borrowed $176,251 and repaid none during 2009.  Additionally, we converted a total of $274,250 in principal amounts due under various notes with non-related parties to the Company's common stock during 2009.  We anticipate having to continue to borrow funds or obtain additional equity capital to provide our working capital.

The audit report of our independent registered public accounting firm for the year ended December 31, 2008 includes a “going concern” explanation. In the accountant’s opinion, our limited operating history and the accumulated net deficit as of December 31, 2009, raised substantial doubt about our ability to continue as a going concern.  We require approximately $3.8 million in capital over the next twelve months to pay off accounts payable and accrued expenses, and the convertible notes and notes payable reaching maturity unless we receive additional extensions.

Due to our limited cash flow, operating losses and intangible assets, it is unlikely we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from our major stockholders and other outside sources in order to fund our current operations. If these outside sources are unwilling or unable to provide necessary working capital to us, we would probably not be able to sustain our operations.  There is no written agreement or contractual obligation, which would require our outside sources to fund our operations up to a certain amount or indeed continue to finance our operations at all.  The NT Media and Ecast notes are voluntarily convertible when our or Ecast's securities (as the case may be) are trading publicly and the underlying stock of the convertible notes has been registered with the SEC and declared effective.  It is mandatory that they must be converted or paid on the fifth year of their anniversary date.  Thus, the current convertible notes would be mandatorily converted during 2010 in the amount of $907,800 unless they become eligible for conversion prior to that time, or have been extended by the parties.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The BOD approved the engagement of AJ. Robbins, PC as our independent auditors through the quarter ended September 30, 2007.  As of October 22, 2007, AJ. Robbins, PC resigned as the Company’s independent auditors and the Company engaged GPKM, LLP as its Independent auditor.

Prior to engaging GPKM, LLP., the Company had not consulted GPKM, LLP., regarding the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements.

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

Item 9A (T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2009 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

Management’s Report on Internal Control Over Financial Reporting

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

Identified Material Weaknesses

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following internal control deficiencies during its assessment of our internal control over financial reporting as of December 31, 2009 and 2008:

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

A regionally-recognized independent consulting firm assisted management with its assessment of the effectiveness of our internal control over financial reporting, including scope determination, planning, staffing, documentation, testing, remediation and retesting and overall program management of the assessment project.  In conclusion, our Chief Executive Officer and Acting Chief Financial Officer surmised that NT Media did not maintain effective internal control over financial reporting as of December 31, 2009.

Management’s Remediation Initiatives

We are in the process of evaluating our material deficiencies.  We have already begun to remediate many of the deficiencies. However, others will require additional people, including adding to our BOD, which will take longer to remediate.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.	Identify and retain potential new directors for our BOD with a goal of having sufficient independent board of directors oversight;

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

4.
Implement appropriate management oversight and approval activities in certain areas of the Company’s operations, including, but not limited to, employee expense reimbursements, customer invoicing, and period-end closing processes; and

5.	Centralize our financial reporting system and move all decentralized off-line processes to our new centralized financial reporting system.

We intend to implement the five initiatives above as soon as possible.  Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

Conclusion

The above identified material weaknesses did not result in material audit adjustments to our 2009 financial statements.  However, it is reasonably possible that, if not remediated, one or more of the identified material weaknesses noted above, could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

In light of the identified material weaknesses, management performed (i) significant additional substantive review of those areas described above, and (ii) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review that compared changes from the prior period’s financial statements and analyzed all significant differences.  These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-K fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

The changes noted above, are the only changes during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Item 9B.                      Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Set forth below are the names, ages, positions and business experience of our directors and executive officers as of April 6, 2010.

Name	Age	Position
Ali Moussavi	39	Chief Executive Officer, President, Acting Chief Financial Officer and Chairman of the BOD

Christopher Briggs	39	Director

All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualified.  Officers serve at the pleasure of the BOD.

There are no family relationships among any of our directors, executive officers, or persons nominated or chosen as our directors or executive officers.

Business Experience

Christopher Briggs.  Mr. Briggs was appointed Director of the Company, and the Company’s CEO and CFO on June 30, 2003.  He resigned from those positions as of June 30th 2005, but he remains a Director of the Company. From April 2002 to June 2003, Mr. Briggs managed the Company’s office in Montreal, Canada.  Prior to joining the Company, Mr. Briggs was employed for over four years as a development executive with Next Entertainment, a TV production company.

Ali Moussavi.  Mr. Moussavi has been a Director of the Company since April 17, 2001 and Secretary since May 10, 2002.  On June 23, 2005, he became the Company’s CEO and acting CFO. He has been a Managing Partner at Astor Capital, a specialty investment banking boutique and asset management firm, since 1998.  Astor Capital serves corporate clients, in particular emerging and high growth companies, as well as asset management clients, including institutions, mutual funds, banks, and select high net worth individuals and family trusts.  As a Managing Partner, Mr. Moussavi is active in overseeing all aspects of the firm’s business. Mr. Moussavi is the Vice President of Global Strategy at Universal Detection Technology, Inc. and is a member of the board of directors of Riddle Records, Inc.  Mr. Moussavi holds a BA from New York University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership, and reports of changes in ownership, of our common stock and other equity securities of ours.  Executive officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports that they file.  To our knowledge, based solely on a review of the copies of the reports furnished to us, and representations from our executive officers and directors that no other reports were required during the 2009 and 2008, we believe our executive officers, directors and greater than ten percent shareholders of our common stock, complied with all Section 16(a) filing requirements applicable to them.

Board Committees

We currently do not have a standing Audit Committee, Compensation Committee, or Nominating Committee.  Our entire Board of Directors serves as our Audit Committee, Compensation Committee, and Nominating Committee.  We currently do not have a financial expert within the meaning of the applicable SEC rules as management does not believe one is necessary in light of the Company’s current stage of product development.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) which is designed to set the standards of business conduct and ethics and help directors and employees resolve ethical issues.  The Code applies to all directors and employees, including the Chief Executive Officer and Chief Financial Officer and other persons performing similar functions.  The Code covers topics including, but not limited to, conflicts of interest, confidentiality of information, fair dealing with customers, supplies and competitors, and compliance with applicable laws, rules and regulations.  The purpose of the Code is to ensure to the greatest possible extent that our business is conducted in a consistently legal and ethical manner.  Upon written request to the Company, we will provide a copy of the Code free of charge.

Item 11.  Executive Compensation

Executive Compensation

The following executive compensation disclosure reflects all compensation awarded to, earned by, or paid to the executive officers below for 2009.  The following table summarizes all compensation for fiscal year 2009 received by our Chief Executive Officer.  No other executive officer earned in excess of $100,000 in 2009.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ali Moussavi, President, CEO, Acting CFO, and Chairman of the Board of Directors	2009	$150,000	--	--	--	--	--	--	$150,000

Outstanding Equity Awards at Fiscal Year-End

There are no unexercised options, unvested stock awards, or equity incentive plan awards outstanding for the above-named executive officer as of December 31, 2009.

Compensation of Directors

The following reflects all compensation awarded to, earned by, or paid to the directors below for 2009.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensati-on ($)	Total ($)
Ali Moussavi, Chairman	$0	--	--	--	--	--	$0
Christopher Briggs, Director	$0	--	--	--	--	--	$0

There were no stock or option awards issued to any directors and outstanding as of December 31, 2009.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of April 6, 2010, relating to the ownership of our common stock, by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors and nominees, (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group.  Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Class (1)

Christopher Briggs (2) 616 Milwood Ave. Venice, CA 90921	1,000	*
Ali Moussavi (3) 7800 Oceanus Ave Los Angeles, CA 90046	10,000,000	39.71%
Astor Capital, Inc. (4) 340 N. Camden Drive #302 Beverly Hills, CA 90210	22,899	*
Directors and executive officers as a group (2 persons)	10,023,899	39.80%
* Less than 1%.

(1)
Under Rule 13d-3 under the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by that person (and only that person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership with respect to the number of shares of our common stock actually outstanding at April 6, 2010.  As of April 6, 2009, we had 25,180,329 common shares, $.001 par value, outstanding.

(2)	Mr. Briggs serves as a director of the Company.

(3)	Mr. Moussavi serves as President, Chief Executive Officer, Acting Chief Financial Officer of the Company, and Chairman of our Board of Directors.

(4)
Mr. Moussavi served as a Managing Partner of Astor Capital, Inc. from 1995 to November of 2005. Mr. Moussavi does not exercise sole voting power or control over Astor Capital, Inc. and disclaims beneficial ownership of such shares.

Change In Control

We are not aware of any arrangement that might result in a change in control in the future.

Item 13.  Certain Relationships and Related Transactions

The following describes all transactions since the beginning of the Company’s last fiscal year, and all proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last three completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

In 2009, we issued unsecured non-interest bearing promissory notes totaling $8,818 to Ali Moussavi of which no principal was repaid during 2009.  We repaid $173,000 to Mr. Moussavi in principal on promissory notes originating in 2008.

In 2009, we issued unsecured non-interest bearing promissory notes totaling $39,435 to Jacques Tizabi of which $30,491 was repaid during 2009.  We repaid $17,039 in principal on promissory notes originating in 2008.

In 2009, we issued an unsecured non-interest bearing promissory note for $265 to Amir Ettehadieh of which no principal was repaid.

In 2009, we issued an unsecured non-interest bearing promissory note for $170 to Universal Detection Technology, Inc. of which $170 was repaid.

There were no other reportable transactions within the last three years.

DIRECTOR INDEPENDENCE

Mr. Briggs is an independent director as that term is defined by NYSE Rule 303A.02(a). The Company currently does not have a nominating/corporate governance committee but does have an audit and compensation committee comprised of Mr. Briggs. Of the members of the Company’s board of directors, Mr. Briggs meets the NYSE’s independence standards for members of such committees and Mr. Moussavi and does not meet the NYSE’s independence requirements for members of such committees.

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by GPKM, LLP for the audit and review of our annual financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2009 and 2008, were approximately $48,750 and $53,250, respectively.

Audit-Related Fees

The aggregate fees billed by GPKM, LLP for assurance and related services rendered by GPKM, LLP that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2009 and 2008 were $0.

Tax Fees

The aggregate fees billed by GPKM, LLP for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2009 and 2008, were $0.

All Other Fees

No other fees were billed by GPKM, LLP for the fiscal years ended December 31, 2009 and 2008.

Prior to engagement, the Board pre-approved all non-audit services performed by the independent auditor.

Item 15.  Exhibits

Item Number	Footnote	Description
Exhibit 2.1	(1)	Stock Exchange Agreement dated April 17, 2001.
Exhibit 3.1	(2)	Certificate of Incorporation dated March 14, 2000.
Exhibit 3.2	(2)	Bylaws dated March 14, 2000.
Exhibit 3.3	(1)	Amendment to Certificate of Incorporation dated April 24, 2001.
Exhibit 10.1	(3)	Executive Employment Agreement with Chris Mehringer.
Exhibit 10.2	(3)	Office Lease.
Exhibit 10.3	(5)	Operating Agreement between NT Media Corp. of CA and SU Productions, LLC dated April 9, 2004.
Exhibit 10.4 Exhibit 10.5	(7)	Executive Employment Agreement with Ali Moussavi Collaboration Agreement with Sianhome Entertainment
Exhibit 14.1	(4)	Code of Business Conduct and Ethics.
Exhibit 21.1	(6)	List of Subsidiaries.
Exhibit 23.1		Consent of Independent Registered Public Accounting Firm
Exhibit 31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________
(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 1, 2001.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 on June 1, 2000.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed on April 9, 2002.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed on April 14, 2004.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed on May 20, 2005.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed on May 19, 2006.
(7)	Filed as an exhibit to the Company’s Current Report on form 8-K filed on May 15, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NT MEDIA CORPORATION OF CALIFORNIA, INC.

Date: April 15, 2010	By:	/s/ Ali Moussavi
Ali Moussavi, President, Chief Executive
Officer and Chairman of the Board of Directors

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2010	By:	/s/ Chrisopher Briggs
Christopher Briggs, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
NT Media Corporation of California, Inc. and Subsidiaries
Los Angeles, California

We have audited the consolidated balance sheets of NT Media Corporation of California, Inc. and Subsidiaries, a development stage company, (the “Company”), as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  The statements of operations, stockholders’ deficit and cash flows included in the cumulative information from inception (June 4, 1999) to December 31, 2006 have been audited by other auditors whose report is presented separately in the Company’s 10-K filing. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended. Further, in our opinion, based on our audits and the report of other auditors’ as referred to above, the financial statements fairly present in all material respects, the results of the Company’s operations and cash flows for the period from inception (June 4, 1999) to December 31, 2009 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses from operations, has a working capital deficit and has an accumulated deficit of $7,346,966 as of December 31, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from such uncertainty.

/s/ Goldman Parks Kurland Mohidin

Goldman Parks Kurland Mohidin
Encino, California
April 15, 2010

NT Media Corp. of California, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	December 31, 2009	December 31, 2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$586	$280
Prepaid Expenses	-	5,117

TOTAL CURRENT ASSETS	$586	$5,397

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$532,206	$435,289
Accrued liabilities	531,868	430,504
Accrued liabilities to related parties	1,000,237	811,104
Notes payable	582,119	749,100
Notes payable, related party	28,818	201,000
Convertible notes payable	282,200	282,200
Convertible notes payable, related party	625,600	625,600
Accrued litigation settlement	113,178	113,178

TOTAL CURRENT LIABILITIES	3,696,227	3,647,975

LONG-TERM LIABILITIES
Note Payable	260,251	33,000

TOTAL LIABILITES	3,956,478	3,680,975

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock; $0.001 par value; 1,000,000,000 shares
authorized; 25,180,329 and 5,888,884 shares issued and outstanding, respectively	25,180	5,888
Additional paid-in capital	3,365,893	2,944,714
Deficit accumulated during the development stage	(7,346,966)	(6,626,180)

TOTAL STOCKHOLDERS' DEFICIT	(3,955,892)	(3,675,578)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$586	$5,397

See accompanying notes to consolidated financial statements.

NT Media Corp. of California, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations

			Cumulative from
	Twelve Months Ended		June 4,
	December 31,	December 31,	1999 (inception) to
	2009	2008	December 31, 2009

REVENUES	$-	$-	$385,997

COSTS AND EXPENSES
General and administrative	467,665	313,940	5,719,397
Depreciation and amortization	-	-	132,077
Impairment of film costs	-	-	156,445
Impairment of related party receivables	-	-	35,383
Inventory Write-down	-		24,820
Loss on litigation settlement	-	-	100,000
TOTAL COSTS AND EXPENSES	467,665	313,940	6,168,122

LOSS FROM OPERATIONS	(467,665)	(313,940)	(5,782,125)

OTHER INCOME (EXPENSE)
Interest income, related party	-	-	23,154
Interest expense	(164,785)	(108,963)	(739,273)
Interest expense, related party	(87,536)	(39,811)	(462,661)
Loan fees	-	-	(616,000)
Debt forgiven	-	-	290,595
Legal fees forgiven	-	-	12,296
Provision for common stock subscription receivable	-	-	(91,552)
TOTAL OTHER INCOME (EXPENSE)	(252,321)	(148,774)	(1,583,441)

LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(719,986)	(462,714)	(7,365,566)

PROVISION FOR INCOME TAXES	800	800	14,400

LOSS BEFORE NON-CONTROLLING INTEREST	(720,786)	(463,514)	(7,379,966)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	33,000

NET LOSS ATTRIBUTABLE TO NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES	$(720,786)	$(463,514)	$(7,346,966)

NET (LOSS) PER SHARE:
BASIC AND DILUTED	$(0.05)	$(0.11)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	14,728,517	4,161,097

See accompanying notes to consolidated financial statements.

NT Media Corp. of California, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Twelve Months Ended		Cumulative from June 4, 1999
	December 31,	December 31,	(inception) to
	2009	2008	December 31, 2009

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(720,786)	$(463,514)	$(7,379,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	132,077
Impairment loss	-	-	336,773
Inventory write-down	-	-	24,820
Impairment of related party receivables	-	-	35,383
Operating expenses paid by reducing note receivable	-	-	10,000
Stock issued for services	60,000	22,560	942,343
Deferred compensation	-	-	10,417
Stock issued for loan fees	-	-	423,000
Stock options issued for services	-	-	60,370
Legal fees forgiven	-	-	(12,296)
Debts forgiven	-	-	(290,595)
Provision for common stock subscription receivable	-	-	89,468
Amount attributable to minority interest			33,000
Beneficial conversion of debt and accrued interest	112,094	11,250	233,380
Changes in assets and liabilities:
Interest receivable	-	-	(19,986)
Inventory	-	-	(24,820)
Prepaid Expenses	5,117	(5,117)	-
Other assets	-	-	(24,000)
Litigation settlement	-	-	100,000
Accounts payable and accrued expenses	200,408	157,920	1,434,622
Accrued expenses, related party	189,133	83,174	956,814

Net cash (used in) operating activities	(154,034)	(193,727)	(2,929,196)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Notes receivable from officer	-	-	(45,048)
Collection of notes receivable from officer	-	-	35,048
Notes receivable, related parties	-	-	(50,000)
Collection of notes receivable, related parties	-	-	50,000
Investment in property and equipment	-	-	(18,879)
Investment in film costs	-	-	(133,005)
Investment in web site development costs	-	-	(292,968)

Net cash (used in) investing activities	-	-	(454,852)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	1,254,154
Payment of offering costs	-	-	(66,450)
Proceeds from notes payable	176,522	201,657	1,230,038
Proceeds from notes payable, related party	48,688	293,000	629,680
Payments of notes payable		(201,916)	(201,916)
Payments of notes payable, related party	(70,870)	(99,000)	(378,672)
Proceeds from issuance of convertible notes	-	-	917,800

Net cash provided by financing activities	154,340	193,741	3,384,634

NET INCREASE IN CASH AND CASH EQUIVALENTS	306	14	587

CASH AND CASH EQUIVALENTS, Beginning of period	280	266	-

CASH AND CASH EQUIVALENTS, End of period	$586	$280	$587

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$-	$19,600	$21,511
Income taxes paid	$-	$-	$4,000

NONCASH FINANCING ACTIVITIES:
Beneficial conversion of debt and accrued interest	$112,094	$11,250	$233,380
Stock issued for services	$60,000	$22,560	$942,343
Stock issued for loan fees	$-	$-	$423,000
Stock options issued for services	$-	$-	$60,370

See accompanying notes to consolidated financial statements.

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
AND FROM INCEPTION TO DECEMBER 31, 2009

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

In August 2008, the Company launched NeuroTrash.TV, a video-sharing site targeting young adults between the ages of 18 and 35. Users will be able to post and share videos on the site as well as take advantage of NeuroTrash.TV’s video player to place videos on their own sites, Social Networking profile pages and blogs. The site has a social networking component providing information on the site’s users and contributors. Other sites to be developed include social networking sites on specific subjects such as a revised version of single dads, a meeting place for single fathers to connect and share information. More sites will be launched as target audiences and demographics are identified and as the Company’s financial resources allow.

In January 2009, the Company launched a targeted social network for single fathers. SingleFatherNetwork dedicated to serving the needs of unmarried fathers. The online community of Single Fathers will be able to post pictures, video, blogs, in the pursuit of sharing experiences, and networking amongst this very specific group. The Company expects to see continued growth in the overall online advertising market, and specifically in the social networking segment. Instead of competing with larger general topic communities, the Company creates online environments that attract predictable, sustainable and interactive traffic with multiple opportunities to repeatedly engage in a demand-filling niche conversation. The site has not generated any revenue to date.

In January 2009, the Company launched a targeted social network dedicated to discussion of all aspects of stem cell research. The network, www.stemcellstalk.com, is equipped with text, photos, videos, blogs, forums and extensive social networking in the area of stem cell research. The site is intended to foster education and debate as well as networking opportunities for medical professionals, patients, and companies engaged in stem cell treatment and research. The site is an open social forum for anyone wishing to join and will also be selectively inviting stem cell professionals to address participants in online forums and discussions. The site has not generated any revenue to date.

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
AND FROM INCEPTION TO DECEMBER 31, 2009

In October 2009, The Company partnered with Hollywood producers Sinahome Entertainment, LLC and Marble Step Production to produce, "Straight Up With A Twist," a series of shorts that explore the comedies of urban nightlife for its alternative-format video-sharing site NeuroTrash.tv as part of an ongoing program to publish and distribute original content. The video features anecdotal nightlife experiences with the comedic performances of an ensemble cast and is scheduled to be released in 2010. NT Media is producing the series as part of an ongoing initiative to release original content on NeuroTrash.tv.

NOTE 2. GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (US), which contemplate continuation of the Company as a going concern. As of and for the year ended December 31, 2009, the Company incurred a significant net loss, had an accumulated deficit and a working capital deficit. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order for the Company to meet its financial obligations, it will continue to attempt to sell equity or incur debt, although there cannot be any assurance that the Company will be successful in doing so.

The Company plans to take advantage of the growth in the Mobile digital content and digital music distribution sectors through joint ventures. The Company intends to enter into agreements with consultants to assist the company in locating potential joint venture partners throughout the US and abroad with concentration in Europe, the Middle East and China. The Company will attempt to enter into partnership agreements with other entities in order to manage some of the financial risk. The Company looks for development and production cycles which are relatively shorter in nature. The Company's ability to develop any project is principally dependent on its ability to raise capital to fund the project, which is very difficult due to its current financial condition and lack of history in the market. Accordingly, the Company is very limited in its ability to develop or produce projects that it finds are commercially appealing and financially viable.

The Company's current business operations are focused on the development, production and distribution of programming in the entertainment industry, including creating music platforms and skilled gaming in the US and abroad and vertical social and professional networks.  The Company intends to continue to develop media and entertainment assets and channels going forward.

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
AND FROM INCEPTION TO DECEMBER 31, 2009

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

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
AND FROM INCEPTION TO DECEMBER 31, 2009

Equipment and Depreciation

Equipment is recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any reselling gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for consolidated financial statements purposes. During the year ended December 31, 2006, equipment consisting of fully depreciated computers was deemed obsolete and disposed of.  There was no depreciation expense recorded for the years ended December 31, 2009 and 2008.

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
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
AND FROM INCEPTION TO DECEMBER 31, 2009

Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release.

Capitalized film costs were stated at the lower of amortized cost or estimated fair value on an individual film basis. The valuation of investment in films is reviewed on a title-by-title basis, when an event or changes in circumstances indicated that the fair value of a film is less than its unamortized cost. The fair value of the film is determined using management's future revenue and cost estimates. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management's future revenue estimates.  During 2006, in reviewing the ultimate revenue for the Company’s films, it was determined that there was an impairment of its remaining unamortized capitalized film costs and an impairment loss in the full amount of the carrying value was recognized.

Concentrations of Credit Risk

The Company maintains all cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

Income Taxes

The Company has adopted the liability method of accounting for income taxes pursuant to ASC 740 (Formerly Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes.") Under ASC 740 deferred income taxes are recorded to reflect tax consequences on future years for the differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

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

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
AND FROM INCEPTION TO DECEMBER 31, 2009

The Company has adopted ASC 740-10, (Formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”) as of January 1, 2007). As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC 740-10 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing ASC 740-10, the Company’s management has reviewed the Company’s tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material affect on the Company.

Based on its evaluation, the Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements as of December 31, 2009 and 2008.

The Company does not have any unrecognized tax benefits as of December 31, 2009 and December 31, 2008 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes during 2009 and 2008.

California law requires a minimum franchise tax of $800.

Impairment of Long-Lived Assets

Company adopted ASC 360, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Formerly SFAS No. 144)  ASC 360 retains the fundamental provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.

The Company evaluates its long-lived assets by measuring the carrying amounts of assets against the estimated undiscounted future cash flows associated with them. At the time the carrying value of such assets exceeds the fair value of such assets, impairment is recognized.

Advertising Costs

Advertising and sales promotion costs are expensed as incurred. The Company did not incur any advertising costs in 2009 and 2008.

Earnings per Common Share

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
AND FROM INCEPTION TO DECEMBER 31, 2009

EARNINGS PER COMMON SHARE

The Company computes earnings per common share in accordance with ASC 260-10-45 (previously Statement of Financial Accounting Standards No. 128), "Earnings per Share". The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive. There were no outstanding warrants and options outstanding at December 31, 2009 and 2008.

STOCK BASED COMPENSATION TO OTHER THAN EMPLOYEES

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718 (previously Statement of Financial Accounting Standards No. 123), “Accounting for Stock-Based Compensation,” and the conclusions reached by the ASC 505-50 (previously Emerging Issues Task Force in Issue No. 96- 18), “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“ASC 505-50”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by ASC 505-50 (pervious EITF 96-18). In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Recently Issued Accounting Pronouncements

The Company has adopted all accounting pronouncements effective before December 31, 2009, which are applicable to the Company.

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
AND FROM INCEPTION TO DECEMBER 31, 2009

In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, “Accounting for Transfers of Financial Assets”) , which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe this pronouncement will impact its financial statements.

In June 2009, the FASB issued ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and the Company is currently evaluating the impact that adoption will have on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, the Company is required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, the Company is required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

NOTE 4. NOTES PAYABLE

On March 31, 2003, the Company issued a note payable of $15,000 at 12%. Principal and interest were due on September 30, 2003 or upon the Company raising additional funds of more than $100,000, whichever occurs first.  $14,000 of principal was converted into 19,718 shares of the Company’s common stock on June 15, 2006.  During 2007, accrued interest totaling $6,000 was converted into 171,428 shares of the Company's common stock.  The unpaid principal balance at December 31, 2009 is $1,000.

On March 22, 2004, the Company issued a note payable of $100,000 at 10%. The note was due on March 22, 2005 or upon the Company raising additional funds of $100,000, whichever occurs first and has been extended by mutual consent. In connection with this loan, the Company paid loan fees of $10,000 to Astor. The loan fee was recorded as a prepaid expense and has been amortized over the one-year term of the loan.

On April 29, 2004, the Company issued a note payable $100,000 at 12%. The note was due on July 29, 2004 or upon the Company raising additional funds of $100,000, whichever occurs first, and has been extended by mutual consent. In connection with this loan, the Company paid loan fees of 3,000 shares of its common stock to the lender and $10,000 to Astor. The shares were valued at the market price of the common stock on April 29, 2004 of $12 per share, for a total of $36,000. The loan fees were recorded as a prepaid expense and were amortized over the term of the loan.

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
AND FROM INCEPTION TO DECEMBER 31, 2009

On June 17, 2004, the Company issued a note payable $120,000 at 12%. The note was due on August 28, 2004 or upon the Company raising additional funds of $100,000, whichever occurs first, and has been extended by mutual consent. In connection with this loan, the Company paid loan fees of 3,000 shares of its common stock to the lender and $12,000 to Astor. The shares were valued at the market price of the common stock on June 17, 2004 of $84 per share, for a total of $252,000. The loan fees were recorded as a prepaid expense and were amortized over the term of the loan.

On June 30, 2004, the Company issued a note payable $200,000 at 10%. The note was due on September 17, 2004 or upon the Company raising additional funds of $100,000, whichever occurs first, and has been extended by mutual consent. In connection with this loan, the Company paid loan fees of 1,500 shares of its common stock to the lender and $20,000 to Astor. The shares were valued at the market price of the common stock on June 30, 2004 of $90 per share, for a total of $135,000. The loan fees were recorded as a prepaid expense and were amortized over the term of the loan.

During 2007, accrued interest totaling $78,000 was converted into 821,428 shares of the Company's common stock.  During 2008, $4,000 in principal amount due was converted into 400,000 shares of the Company's common stock, leaving a balance due under the note of $196,000 at December 31, 2008 and resulted in additional interest expense of $2,000 being recognized.  During 2009, $8,000 in principal amount due was converted into $400,000 shares of the Company’s common stock, leaving a balance due under the note of $188,000 and resulted in additional interest expense of $12,000 being recognized.

On July 22, 2004, the Company issued a note payable $50,000 at 10%. The note is due on July 22, 2005 or upon the Company raising additional funds of $50,000, whichever occurs first and has been extended by mutual consent. In connection with this loan, the Company paid loan fees of $5,000 to Astor. The loan fee was recorded as a prepaid expense and has been amortized over the one-year term of the loan.  During 2009, principal of $33,000 was converted into 1,120,000 shares of the Company’s common stock leaving a balance at December 31, 2009 of $17,000.

On March 22, 2005, the Company issued a note payable $50,000 at 10%.  The note was due on or before June 30, 2006 and was extended by mutual consent.  On June 15, 2006, $10,000 of principal was converted into 14,085 shares of the Company’s common stock.  The outstanding principal balance at December 31, 2007 was $40,000.  During 2007, accrued interest totaling $11,250 was converted into 321,428 shares of the Company's common stock.   This note, along with accrued interest, was fully repaid in 2008.

On September 12, 2005, the Company issued a note payable $20,000 at 12%. The note was due on or before October 31, 2005, and has been extended by mutual consent.  In connection with this note payable the Company is required to issue 1,000 common shares in payment of loan fees. The shares have not been issued.  During 2008, $15,000 of principal amount due was repaid and $2,500 was converted into 250,000 shares of the Company's common stock. The conversion resulted in additional interest expense of $1,250 being recognized. Principal balance due under the note at December 31, 2009 was $2,500.

In December 2006, the Company issued two notes payable, $6,000 and $10,000, from the same party with interest at 10%. The notes were due on June 1, 2007 and June 6, 2007 respectively, and have been extended by mutual consent. The notes, along with accrued interest, were fully repaid during 2008.

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
AND FROM INCEPTION TO DECEMBER 31, 2009

In 2007, the Company issued two notes payable, $20,000 and $15,000, from the same party with interest at 10%. The notes were due October 1, 2007 and December 7, 2007, respectively, and have been extended by mutual consent.  During 2008, $15,000 in principal amount due was repaid and $9,000 was converted into 900,000 shares of the Company's common stock, leaving a balance due under the note of $11,000 at December 31, 2008 and resulted in additional interest expense of $3,875 being recognized.

During 2008, the Company issued notes to various parties totaling $201,657 bearing interest rates from 12% to 12.5% with due dates to July 2010. Notes totaling $128,600 had due dates in 2008 and have been extended by mutual consent.  At December 31, 2009, $33,000 has been classified as long-term debt.  During 2009, the Company converted $75,250 of principal into 4,815,255 shares of the Company’s common stock, leaving a balance of $126,407 and resulted in recognition of additional interest expense of a net of $77,221.

During 2009, the Company issued notes to various parties totaling $176,251 bearing interest rates of 12% with due dates to November 2011. At December 31, 2009 $176,251 is classified as long-term debt.

NOTE 5. CONVERTIBLE NOTES PAYABLE

As of December 31, 2008, the Company had $282,200 of 6% subordinated convertible notes outstanding to a shareholder who owned less than 1% of the issued and outstanding stock of the Company as of December 31, 2008.  All notes are convertible to common shares, $0.001 par value, at a conversion price that equals the average bid price of the common stock for the five trading days immediately preceding the conversion date.  The notes are convertible when the Company’s securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective.  It is mandatory that the notes be converted on the sixth and seventh year of their anniversary date or are due and payable in the event that the Company’s shares of common stock are not publicly traded.  The notes had to originally be converted during 2009. The notes were not converted and all parties have mutually agreed to verbally extend any mandatory conversion date. All of the notes are classified as a current liability at December 31, 2009.  The proceeds were primarily used for operating activities as well as for investing in website development. Interest expense accrued 2009 and 2008, totaled $17,082 and $17,232, respectively. As of December 31, 2009, interest accrued on convertible notes totaled $135,949.

During 2009, $5,000 in principal amount due was converted into 5,000,000 shares of the Company's common stock and resulted in additional interest expense of $2,000 being recognized.

During 2009, all the convertible notes as described above totaling $282,200 reached their maturity dates. These notes were extended under the same terms and conditions for a period of one year.

NOTE 6. NOTES PAYABLE - RELATED PARTY

On January 28 and February 4, 2004, the Company borrowed $2,000 and $4,000, respectively from Astor.  The notes are non-interest bearing and are due on demand.

During 2007, the Company borrowed $1,276 from its President with no interest. The notes have been repaid in full as of December 31, 2008.

During 2008, the Company borrowed a total of $204,961 from its President under non-interest bearing notes with various due dates through 2009.  As of December 31, 2009, $200,000 has been repaid.

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
AND FROM INCEPTION TO DECEMBER 31, 2009

Also during 2008, the Company issued notes totaling $88,039 to a related party.  The notes are non-interest bearing and have due dates through 2009.  The notes have been repaid in full as December 31,2009.

During 2009, the Company borrowed a total of $8,818 from its President under non-interest bearing notes with various due dates through 2010.  As of December 31, 2009, the Company has made no payments on these notes.

Also during 2009, the Company issued notes totaling $39,870 to related parties.  The notes are non-interest bearing and have due dates through 2010. As of December 31, 2009, $30,831 has been repaid.

NOTE 7. CONVERTIBLE NOTES - RELATED PARTY

As of December 31, 2009, the Company had $625,600 of 6% subordinated convertible notes outstanding.  The notes are due to a related party who owned less than 1% of the issued and outstanding stock of the Company as of December 31, 2009. All notes are convertible to common shares, $0.001 par value, at a conversion price that equals the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company’s securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes be converted on the sixth and seventh year of their anniversary date or are due and payable in the event that the Company’s shares of common stock are not publicly traded. All of the notes must be converted during 2008. All of these notes are classified as a current liability at December 31, 2009.  The proceeds were primarily used for operating activities as well as for investing in Web site development. Interest expense for 2009 and 2008 was $37,686 and $37,686, respectively.  As of December 31, 2008, interest accrued on convertible notes totaled $335,303.

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

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
AND FROM INCEPTION TO DECEMBER 31, 2009

NOTE 8. INCOME TAXES

The income tax  provision  (benefit)  for 2009 and 2008 differs from the computed  expected  provision (benefit) at the federal statutory rate for the following reasons:

	2009	2008

Computed expected income tax provision (benefit)	$(157,000)	$(157,000)
State tax expense (benefit), net of federal	(27,000)	(27,000)
Net operating loss carryforward increased	184,000	184,000
Income tax provision (benefit)	$-	$-

The components of the deferred tax assets and (liabilities) as of December 31, 2009 were as follows:

Deferred tax assets:
Net operating loss carryforward	$2,099,000
Less valuation allowance	(2,099,000)
Net deferred tax liability	$-

The components of the deferred tax (expense) benefit were as follows for 2009 and 2008:

	2009	2008
Increase in net operating loss
carryforward	$184,000	$184,000
Change in valuation allowance	(184,000)	(184,000)
Income tax provision (benefit)	$-	$-

As of December 31, 2009, the Company has net operating loss carryforwards available to offset future taxable income of approximately $4,938,000 expiring beginning in 2020.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Starting in 2006, the Company has been using the offices of the Company's President at no cost, which is expected to continue until adequate funds are available.

NOTE 10. STOCKHOLDERS' DEFICIT

During 2008, the Company issued 710,455 shares of common stock for payments under various agreements with consultants to provide services valued at $22,560.

During 2009, the Company issued 1,610,000 shares of common stock for payments under various agreements with consultants to provide services valued at $60,000.

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
AND FROM INCEPTION TO DECEMBER 31, 2009

NOTE 11. RELATED PARTY TRANSACTIONS

Astor Capital, Inc.

The Company had previously engaged Astor as its investment banker and advisory services consultant. The agreement was terminated on January 12, 2005. The Company did not pay Astor consulting, loan or placement fees for 2007 and 2006.   The Company has an accrued balance payable to Astor of $309,677 as of December 31, 2009.

Riddle Records, Inc.

During the third quarter of 2004, the Company abandoned its plan to complete production of project entitled "Rap Battle". As a result of this decision, the Company sold its interest in this project to Riddle Records, Inc., a related party, in exchange for the reimbursement of all of the Company’s production costs incurred to date, which totaled $12,717.  Due to limited operations of Riddle Records, the Company has recorded an allowance for doubtful account during the year ended December 31, 2006.

NOTE 12. LITIGATION

The Company is subject to various claims covering a wide range of matters that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

During 2002, the Company's subsidiary settled a lawsuit with its prior landlord in the amount of $100,000. As of December 31, 2009 the balance due for the settlement had not been paid and is reflected as a current liability in the accompanying consolidated balance sheet.

Management is aware of a threatened litigation matter involving the nonpayment of certain legal fees. The claim for this matter is approximately $9,000. Management is not aware of any attempts by the claimant for pursuit of the litigation.

NOTE 13. SUBSEQUENT EVENTS

In February 2010, the Company executed a promissory note of $50,000 payable to an unrelated party.  The promissory note bears interest at 12.0%, due February 4, 2011.

During February 2010, the Company executed into various promissory notes of $2,232 payable to the Company’s President.  The notes bear no interest and are payable on demand.

During April 2010, the Company executed into various promissory notes of $1,238 payable to the Company’s President.  The notes bear no interest and are payable on demand.

In April 2010, the Company executed a promissory note of $22,000 payable to an unrelated party.  The promissory note bears interest at 12.0%, due April 13, 2011.