Form 10-Q
period 2010-03-31
NT MEDIA CORP OF CALIFORNIA INC
filed 2010-05-24
CIK 318622

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2010

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___ to ____

Commission File Number 0-31012

NT MEDIA CORP. OF CALIFORNIA, INC.
(NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

Delaware	94-3357128
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7800 Oceanus Drive Los Angeles, California	90046
(Address of principal executive offices)	(Zip Code)

Registrants telephone number: (323) 445-4833

Check whether the registrant  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if  any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares outstanding as of May 19, 2010: 26,192,093 common shares.

Transitional Small Business Disclosure Format:  Yes ☐  No ☒

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
 March 31, 2010 (unaudited)

PART II - FINANCIAL INFORMATION

NT Media Corp. of California, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$15	$586

TOTAL CURRENT ASSETS	$15	$586

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$543,312	$532,206
Accrued liabilities	562,485	531,868
Accrued liabilities to related parties	1,047,121	1,000,237
Notes payable	715,849	582,119
Notes payable, related party	31,050	28,818
Convertible notes payable	282,200	282,200
Convertible notes payable, related party	625,600	625,600
Accrued litigation settlement	113,178	113,178

TOTAL CURRENT LIABILITIES	3,920,795	3,696,227

LONG-TERM LIABILITIES
Note Payable	176,521	260,251

TOTAL LIABILITES	4,097,316	3,956,478

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock; $0.001 par value; 1,000,000,000 shares
authorized; 25,180,329 issued and outstanding	25,180	25,180
Additional paid-in capital	3,365,893	3,365,893
Deficit accumulated during the development stage	(7,488,374)	(7,346,966)

TOTAL STOCKHOLDERS' DEFICIT	(4,097,301)	(3,955,892)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15	$586

See accompanying notes to consolidated financial statements.

NT Media Corp. of California, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Cumulative from
	Three Months Ended		June 4, 1999
	March 31,	March 31,	(inception) to
	2010	2009	March 31, 2010

REVENUES	$-	$-	$385,997

COSTS AND EXPENSES
General and administrative	101,408	113,920	5,820,805
Depreciation and amortization	-	-	132,077
Impairment of film costs	-	-	156,445
Impairment of related party receivables	-	-	35,383
Inventory Write-down	-		24,820
Loss on litigation settlement	-	-	100,000
TOTAL COSTS AND EXPENSES	101,408	113,920	6,269,530

LOSS FROM OPERATIONS	(101,408)	(113,920)	(5,883,533)

OTHER INCOME (EXPENSE)
Interest income, related party	-	-	23,154
Interest expense	(29,817)	(89,882)	(769,090)
Interest expense, related party	(9,384)	(9,384)	(472,045)
Loan fees	-	-	(616,000)
Debt forgiven	-	-	290,595
Legal fees forgiven	-	-	12,296
Provision for common stock subscription receivable	-	-	(91,552)
TOTAL OTHER INCOME (EXPENSE)	(39,201)	(99,266)	(1,622,642)

LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(140,609)	(213,186)	(7,506,175)

PROVISION FOR INCOME TAXES	800	800	15,200

LOSS BEFORE NON-CONTROLLING INTEREST	(141,409)	(213,986)	(7,521,375)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	33,000

NET LOSS ATTRIBUTABLE TO NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES	$(141,409)	$(213,986)	$(7,488,374)

NET (LOSS) PER SHARE:
BASIC AND DILUTED	$(0.006)	$(0.026)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	25,180,329	8,382,362

See accompanying notes to consolidated financial statements.

NT Media Corp. of California, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative from
	Three Months Ended		June 4, 1999
	March 31,	March 31,	(inception) to
	2010	2009	March 31, 2010

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(141,409)	$(213,986)	$(7,521,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	132,077
Impairment loss	-	-	336,773
Inventory write-down	-	-	24,820
Impairment of related party receivables	-	-	35,383
Operating expenses paid by reducing note receivable	-	-	10,000
Stock issued for services	-	55,000	942,343
Deferred compensation	-	-	10,417
Stock issued for loan fees	-	-	423,000
Stock options issued for services	-	-	60,370
Legal fees forgiven	-	-	(12,296)
Debts forgiven	-	-	(290,595)
Provision for common stock subscription receivable	-	-	89,468
Amount attributable to minority interest			33,000
Beneficial conversion of debt and accrued interest	-	64,000	233,380
Changes in assets and liabilities:
Interest receivable	-	-	(19,986)
Inventory	-	-	(24,820)
Prepaid Expenses	-	5,117	-
Other assets	-	-	(24,000)
Litigation settlement	-	-	100,000
Accounts payable and accrued expenses	41,723	41,467	1,476,345
Accrued expenses, related party	46,884	46,885	1,003,698

Net cash (used in) operating activities	(52,802)	(1,516)	(2,981,998)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Notes receivable from officer	-	-	(45,048)
Collection of notes receivable from officer	-	-	35,048
Notes receivable, related parties	-	-	(50,000)
Collection of notes receivable, related parties	-	-	50,000
Investment in property and equipment	-	-	(18,879)
Investment in film costs	-	-	(133,005)
Investment in web site development costs	-	-	(292,968)

Net cash (used in) investing activities	-	-	(454,852)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	1,254,154
Payment of offering costs	-	-	(66,450)
Proceeds from notes payable	50,000	1,243	1,280,038
Proceeds from notes payable, related party	2,232	-	631,912
Payments of notes payable		-	(201,916)
Payments of notes payable, related party		-	(378,672)
Proceeds from issuance of convertible notes	-	-	917,800

Net cash provided by financing activities	52,232	1,243	3,436,866

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(570)	(273)	15

CASH AND CASH EQUIVALENTS,
Beginning of period	586	280	-
CASH AND CASH EQUIVALENTS,
End of period	$15	$7	$15

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$-	$-	$21,511
Income taxes paid	$-	$-	$4,000

NONCASH FINANCING ACTIVITIES:
Beneficial conversion of debt and accrued interest	$-	$-	$233,386
Stock issued for services	$-	$-	$942,343
Stock issued for loan fees	$-	$-	$423,000
Stock options issued for services	$-	$-	$60,370

See accompanying notes to consolidated financial statements.

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2010 (unaudited) and December 31, 2009

NOTE 1.  BASIS OF PRESENTATION

The unaudited consolidated financial statements were prepared by NT Media Corp.of California, Inc. and its wholly owned subsidiary, eCast Media Corporation,Inc. (together, the "Company"), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America ("US GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto include on Form 10-K for the period ended December 31, 2009. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

Reclassifications

Certain prior period amounts were reclassified to conform to current period presentation, none of which changed total assets, stockholders' equity (deficit), net loss, or net loss per share.

NOTE 2.  GOING CONCERN AND MANAGEMENT’S PLAN

The accompanying consolidated financial statements were prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. As of and for the three months ended March 31, 2010, the Company incurred a significant net loss, had an accumulated deficit and a working capital deficit. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might b e necessary should the Company be unable to continue as a going concern.

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
 March 31, 2010 (unaudited) and December 31, 2009

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
 March 31, 2010 (unaudited) and December 31, 2009

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
 March 31, 2010 (unaudited) and December 31, 2009

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Because the Company has not generated any significant revenue, it is considered a development stage company. Consequently, the accompanying consolidated financial statements have been prepared using the accounting formats prescribed for development stage enterprises in accordance with ASC 915, "Accounting and Reporting by Development Stage Enterprises." The Company's year end is December 31st.

Basis of Consolidation

The consolidated financial statements include the accounts of NT Media and its wholly owned subsidiary, eCast and its 51% owned subsidiary, SUD. eCast and SUD are inactive. All significant intercompany accounts and transactions were eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit with original maturities of three months or less.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2010 (unaudited) and December 31, 2009

Equipment and Depreciation

Equipment is recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any reselling gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for consolidated financial statements purposes. There was no depreciation expense recorded for the three months ended March 31, 2010 and 2009.

Fair Value of Financial Instruments

The carrying value of cash, deferred revenue, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

Revenue Recognition

Revenues are recognized on an accrual basis. Generally, revenues will be recognized when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.

Revenue from the sale or licensing of films is recognized upon meeting all recognition requirements of ASC 926. Revenue from the sale of videocassettes and digital video disks ("DVDs") in the retail market is recognized on the "street date" when it is available for sale by the customer.

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
 March 31, 2010 (unaudited) and December 31, 2009

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

The Company adopted ASC 740-10, (Formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”) as of January 1, 2007). As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC 740-10 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing ASC 740-10, the Company’s management has reviewed the Company’s tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material affect on the Company.

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2010 (unaudited) and December 31, 2009

Based on its evaluation, the Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements as of March 31, 2010 and 2009.

The Company does not have any unrecognized tax benefits as of March 31, 2010 and 2009 which if recognized would affect the Company’s effective income tax rate.

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

Advertising Costs

Advertising and sales promotion costs are expensed as incurred. The Company did not incur any advertising costs for the three months ended March 31, 2010 and 2009.

NOTE 4.  RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has adopted all accounting pronouncements effective before March 31, 2010, which are applicable to the Company.

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition.   All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted.  The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2010 (unaudited) and December 31, 2009

NOTE 5.  NOTES PAYABLE – RELATED PARTIES

During the quarter ended March 31, 2010, the Company issued notes totaling $2,232 to its President having no stated interest rate and due at various dates during the first quarter.  No payments have been made. The notes have been verbally extended and not considered in default.

At March 31, 2010, notes payable, all currently due, to related parties consisted of the following:

Notes payable to Company's President, Non-interest bearing, due through September 2010	$16,011
Non-interest bearing notes payable due through September 2010	9,039
Non-interest bearing notes due on demand	6,000
$31,050

NOTE 6.  NOTES PAYABLE

During the quarter ended March 31, 2010, the Company issued a promissory note of $50,000 bearing interest at 12% due February 2011.

At March 31, 2010, notes payable to non-related parties consisted of the following:

Notes Payable bearing interest at 12%, due through Nov 2010	$725,620
Notes Payable bearing interest at 10%, due on demand	128,000
Notes Payable bearing interest at 12.5%, due on demand	38,750

Total Due	892,370
Currently Due	715,849

Long-term	$176,521

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2010 (unaudited) and December 31, 2009

NOTE 7.  CONVERTIBLE NOTES PAYABLE

At March 31, 2010, convertible notes payable, bearing interest at 6%, totaled $282,000 and are all currently due. Interest expense for the three months ended March 31, 2010 and 2009 totaled $4,233 and $4,233, respectively.

NOTE 8.  CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

At March 31, 2010, convertible notes payable to related parties, bearing interest at 6%, totaled $625,600 and are all currently due.

Interest expense for the three months ended March 31, 2010 and 2009 totaled $9,834 and $9,834 respectively.

NOTE 9.  EARNINGS (LOSS) PER SHARE

The Company computes earnings per common share in accordance with ASC 260-10-45 (previously Statement of Financial Accounting Standards No. 128), "Earnings per Share". The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive. There were no outstanding warrants and options outstanding at March 31, 2010.

NOTE 10.  SUBSEQUENT EVENTS

In April 2010, the Company executed a promissory note of $22,000 payable to an unrelated party.  The promissory note bears interest at 12.0%, due April 13, 2011.

In May 2010, the Company executed a promissory note of $10,000 payable to an unrelated party.  The promissory note bears interest at 12.0% and is due May 4, 2011.

In May 2010, the Company issued an aggregate of 1,011,764 shares of common stock to a third party in connection with professional services valued at approximately $21,500.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Obtaining outside financing will continue to be necessary to meet the Company’s anticipated working capital needs for the foreseeable future. We anticipate the Company’s major stockholders will make capital investments or loans of convertible debt to pay the Company’s operating expenses for the foreseeable future, but we cannot assure you they will commit to make the necessary capital investments or loans. Given the Company’s current financial position, for the immediate future, we expect to operate the Company’s current lines of business under strict budgetary constraints in order to keep operating expenses as low as possible until new core businesses are acquired. We will attempt to negotiate extensions of the Company’s debt obligations or negotiate for the conversion of some or all of the Company’s debt into equity; however, there can be no assurance that we will be successful.

The Company is evolving as a leader in the development of destination websites that engage users and inspire loyalty. The Company is doing this by launching a wide array of websites that take advantage of the Worldwide Web’s ability to reach users with information, services and products that encourages interaction between the visitor and the websites. The Company has also commenced launching Targeted Social Networks on the internet. Social Networking sites deliver large audiences with little investment in content creation because their users develop and post the material. These sites have changed how people meet, interact and share information. The Company has launched Single Dads, a social network dedicated to exchange of information and ideas among single dads from around the world. The Company anticipates cash requirements of approximately $4.4 million in the next 12 months, the bulk of which would be put toward the repayment of notes that would be due and servicing our debt. The remainder will be used for marketing and professional services and personnel. We expect to raise the said funds through private placements of debt and equity throughout the year, but there can be no assurance that we will be successful in such private placements.

Over the next twelve-month period, we anticipate needing the following capital amounts, broken down as follows:

Purpose	Amount

Growth Capital for Acquired Subsidiaries	$274,400
Additional Employees	$49,000
Marketing and Public Relations Campaigns	$164,640
Participation in Industry and Trade Functions	$27,440
Ongoing Operations	$147,000
Capital needed for total amount of convertible notes reaching maturity (unless notes are extended)	$907,800
Capital needed for total amount of notes payable reaching maturity (unless notes are extended)	$746,900
Capital needed to pay accounts payable and accrued expenses due	$2,090,400
$4,407,580

Our research will primarily consist of finding knowledgeable agents that can analyze the business of our potential joint venture partners throughout the U.S. and abroad with a concentration in Europe, the Middle East and China.

Results of Operations

OPERATING RESULTS FOR THE QUARTERS ENDED MARCH 31 2010 AND 2009

Operating expenses decreased to $101,408 for the quarter ended March 31, 2010 compared to $113,920 for the quarter ended March 31, 2009 primarily due to decreased expenses recognized under consulting and employment agreements.

Other expenses, consisting of interest expense, for the quarter ended March 31, 2010 decreased  by $60,065 compared with the quarter ended March 31, 2009 primarily due to lower interest expense resulting from  a decrease in the conversion of principal amounts due on certain notes payable to the Company's Common Stock during the current year's quarter. No interest expense was recognized from the conversion of principal amounts due under various notes in the quarter ended March 31, 2010.

Net loss for the quarter ended March 31, 2010 was $141,409 a decrease of $72,577 compared to the net loss of $213,986 for the quarter ended March 31, 2009 mainly due to decreased interest expense and decreased operating expenses discussed above.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, and that would be considered material to investors.

Liquidity and Capital Resources

We have incurred operating losses since inception. As of March 31, 2010, we have an accumulated deficit of $7,521,375.  At March 31, 2010, there is $15 in cash or cash equivalents and a net working capital deficit of $3,920,780.

During the last two years, the Company and its wholly-owned subsidiary, eCast Media Corporation, Inc. (“eCast”), have been dependent on borrowed or invested funds to finance their ongoing operations.  As of March 31, 2010, eCast owed $620,000 represented by 6% convertible notes and the Company owed $287,800 represented by 6% convertible notes. These notes were issued to two of the Company’s major stockholders. The balance of $907,800 is now classified as a current liability.  We anticipate we will continue borrowing funds or obtaining additional equity financing to provide working capital.

The audit report of the Company’s independent registered public accounting firm for the year ended December 31, 2009 includes a “going concern” explanation. In the auditor’s opinion, the Company’s limited operating history and the accumulated net deficit as of December 31, 2009, raised substantial doubt about the Company’s ability to continue as a going concern. We require approximately $3,850,000 in capital over the next twelve months to pay off accounts payable and accrued expenses, and the convertible notes and notes payable reaching maturity unless we are able to obtain additional extensions.

Due to our limited cash flow, operating losses and intangible assets, it is unlikely we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from our major stockholders and other outside sources to fund our current operations. If these outside sources are unwilling or unable to provide necessary working capital to us, we will probably not be able to sustain our operations. We have no written agreements or contractual obligations in place which would require our outside sources to continue to finance our operations. The NT Media and eCast convertible notes payable are voluntarily convertible when our or eCast's securities (as the case may be) are trading publicly and the underlying stock of the convertible notes have been registered with the SEC and declared effective. If they remain unpaid, the notes will automatically convert to Common Stock on the fifth anniversary of their respective issuances.  Thus, the current convertible notes would be mandatorily converted during 2010 in the amount of $907,800 unless they become eligible for conversion prior to that time, or have been extended by the parties.

If adequate funds do not become available, management believes that its officers and directors will contribute capital amounts necessary to fund the Company’s ongoing expenses; however, the Company’s officers and directors are under no obligation to do so.  If we are unable to pay the Company’s debt as it becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of the Company’s initiatives and will be forced to consider steps that would protect the Company’s assets against creditors.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including or Chief Executive Officer and Acting Chief Financial Officer (the “Certifying Officer”) we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our Certifying Officer concluded that our disclosure controls and procedures were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to our management, including our chief executive officer, as appropriate to allow timely decisions regarding disclosure.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  REMOVED AND RESERVED

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
Exhibit 10.1	Promissory Note for the Principal amount of $50,000
Exhibit 31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NT MEDIA CORP. OF CALIFORNIA, INC.

Dated: May 24, 2009	By:	/s/ Ali Moussavi
Ali Moussavi, President, Chief Executive Officer (Principal Executive Officer), and
Acting Chief Financial Officer (Acting Principal Financial Officer)