Form 10-Q
period 2010-08-23
NT MEDIA CORP OF CALIFORNIA INC
filed 2010-08-23
CIK 318622

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2010

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

Check whether the registrant  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if  any, every Interactive Data File requiredto be submitted and posted pursuant to Rule 405 of RegulationS-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding as of August 23, 2010: 26,192,093 common shares.

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
 June 30, 2010 (unaudited)

NT Media Corp. of California, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$41	$586
Prepaid expenses	28,834	-
TOTAL CURRENT ASSETS	$28,875	$586

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$555,642	$532,206
Accrued liabilities	594,954	531,868
Accrued liabilities to related parties	1,094,682	1,000,237
Notes payable	916,850	582,119
Notes payable, related party	46,268	28,818
Convertible notes payable	282,200	282,200
Convertible notes payable, related party	625,600	625,600
Accrued litigation settlement	113,178	113,178

TOTAL CURRENT LIABILITIES	4,229,374	3,696,227

LONG-TERM LIABILITIES
Note Payable	122,521	260,251

TOTAL LIABILITES	4,351,895	3,956,478

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock; $0.001 par value; 1,000,000,000 shares
authorized; 26,192,093 and 25,180,329 issued and outstanding	26,192	25,180
Additional paid-in capital	3,390,175	3,365,893
Deficit accumulated during the development stage	(7,739,387)	(7,346,966)

TOTAL STOCKHOLDERS' DEFICIT	(4,323,020)	(3,955,892)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$28,875	$586

See accompanying notes to consolidated financial statements

NT Media Corp. of California, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended		Cumulative from June 4,
	June 30, 2010	June 30, 2009	1999 (inception) to June 30, 2010

REVENUES	$-	$-	$385,997

COSTS AND EXPENSES
General and administrative	310,567	193,035	6,029,964
Depreciation and amortization	-	-	132,077
Impairment of film costs	-	-	156,445
Impairment of related party receivables	-	-	35,383
Inventory Write-down	-	24,820
Loss on litigation settlement	-	-	100,000
TOTAL COSTS AND EXPENSES	310,567	193,035	6,478,689

LOSS FROM OPERATIONS	(310,567)	(193,035)	(6,092,692)

OTHER INCOME (EXPENSE)
Interest income, related party	-	-	23,154
Interest expense	(62,286)	(131,821)	(801,559)
Interest expense, related party	(18,768)	(18,768)	(481,429)
Loan fees	-	-	(616,000)
Debt forgiven	-	-	290,595
Legal fees forgiven	-	-	12,296
Provision for common stock subscription receivable	-	-	(91,552)
TOTAL OTHER INCOME (EXPENSE)	(81,054)	(150,589)	(1,664,495)

LOSS BEFORE PROVISION FOR INCOME TAXES	(391,621)	(343,624)	(7,757,187)
AND NONCONTROLLING INTEREST

PROVISION FOR INCOME TAXES	800	800	15,200

LOSS BEFORE NON-CONTROLLING INTEREST	(392,422)	(344,424)	(7,772,387)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	33,000

NET LOSS ATTRIBUTABLE TO NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES	$(392,422)	$(344,424)	$(7,739,386)

NET (LOSS) PER SHARE:
BASIC AND DILUTED	$(0.015)	$(0.037)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	25,444,512	9,251,499

See accompanying notes to consolidated financial statements.

NT Media Corp. of California, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three months ended
	June 30, 2010	June 30, 2009
REVENUES	$-	$-

COSTS AND EXPENSES
General and administrative	209,159	79,115
TOTAL COSTS AND EXPENSES	209,159	79,115

LOSS FROM OPERATIONS	(209,159)	(79,115)

OTHER INCOME (EXPENSE)
Interest expense	(32,469)	(41,939)
Interest expense, related party	(9,384)	(9,384)
TOTAL OTHER INCOME (EXPENSE)	(41,853)	(51,323)

LOSS BEFORE PROVISION FOR INCOME TAXES	(251,012)	(130,438)
AND NONCONTROLLING INTEREST

PROVISION FOR INCOME TAXES	-	-

LOSS BEFORE NON-CONTROLLING INTEREST	(251,012)	(130,438)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-s

NET LOSS ATTRIBUTABLE TO NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES	$(251,012)	$(130,438)

NET (LOSS) PER SHARE:
BASIC AND DILUTED	$(0.0098)	$(0.0130)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	25,702,888	10,056,283

See accompanying notes to consolidated financial statements.

NT Media Corp. of California, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Endeds		Cumulative from June 4,
	June 30,	June 30,	1999 (inception) to
	2010	2009	June 30, 2010

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(392,422)	$(344,424)	$(7,772,388)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	-	132,077
Impairment loss	-	-	336,773
Inventory write-down	-	-	24,820
Impairment of related party receivables	-	-	35,383
Operating expenses paid by reducing note receivable	-	-	10,000
Stock issued for services	25,294	60,000	967,637
Deferred compensation	-	-	10,417
Stock issued for loan fees	-	-	423,000
Stock options issued for services	-	-	60,370
Legal fees forgiven	-	-	(12,296)
Debts forgiven	-	-	(290,595)
Provision for common stock subscription receivable	-	-	89,468
Amount attributable to minority interest			33,000
Beneficial conversion of debt and accrued interest	-	79,473	233,380
Changes in assets and liabilities:
Interest receivable	-	-	(19,986)
Inventory	-	-	(24,820)
Prepaid Expenses	(28,835)	5,117	(28,835)
Other assets	-	-	(24,000)
Litigation settlement	-	-	100,000
Accounts payable and accrued expenses	86,522	81,114	1,521,144
Accrued expenses, related party	94,445	94,073	1,051,259

Net cash (used in) operating activities	(214,996)	(24,647)	(3,144,192)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Notes receivable from officer	-	-	(45,048)
Collection of notes receivable from officer	-	-	35,048
Notes receivable, related parties	-	-	(50,000)
Collection of notes receivable, related parties	-	-	50,000
Investment in property and equipment	-	-	(18,879)
Investment in film costs	-	-	(133,005)

NT Media Corp. of California, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
(CONTINUED)

			Cumulative from
	Six Months Endeds		June 4,
	June 30,	June 30,	1999 (inception) to
	2010	2009	June 30, 2010
Investment in web site development costs	-	-	(292,968)

Net cash (used in) investing activities	-	-	(454,852)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	1,254,154
Payment of offering costs	-	-	(66,450)
Proceeds from notes payable	197,000	54,000	1,427,038
Proceeds from notes payable, related party	30,123	23,701	659,803
Payments of notes payable		(38,700)	(201,916)
Payments of notes payable, related party	(12,672)	-	(391,344)
Proceeds from issuance of convertible notes		-	917,800

Net cash provided by financing activities	214,451	39,001	3,599,085

NET INCREASE/(DECREASE) IN CASH AND
CASH EQUIVALENTS	(545)	14,354	41

CASH AND CASH EQUIVALENTS,
Beginning of period	586	280	-
CASH AND CASH EQUIVALENTS,
End of period	$41	$14,634	$41

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$-	$-	$21,511
Income taxes paid	$-	$-	$4,000

NONCASH FINANCING ACTIVITIES:
Beneficial conversion of debt and accrued interest	$-	$79,473	$233,386
Stock issued for services	$25,294	$60,000	$967,637
Stock issued for loan fees	$-	$-	$423,000
Stock options issued for services	$-	$-	$60,370

See accompanying notes to consolidated financial statements.

NT Media Corp. of California, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
For the Period From June 4, 1999 (inception) to June 30, 2010 (Unaudited)

					Deficit
				Common	accumulated
			Additional	Stock	during the
	Common stock		paid-in	Subscription	development	Deferred
	Shares	Amount	capital	Receivable	stage	Compensation	Total
Balance at June 4, 1999 (inception)	-	$-	$-	$-	$-		$-

Stock sales - June 4, 1999 at $0.30 per share	63,415	63	19,937	-	-		20,000
Stock sales - August 25, 1999 at $1.10 per share	22,900	23	24,977	-	-		25,000
Stock sales - October 12, 1999 at $2.20 per share	89,874	90	199,910	(10,000)	-		190,000
Net loss for the period from June 4, 1999 (inception)							-
December 31, 1999	-	-	-	-	(65,583)		(65,583)
Balance at December 31, 1999	176,189	176	244,824	(10,000)	(65,583)	-	169,417

Payment received on stock sale - February 1, 2000	-	-	-	10,000	-		10,000
Stock sales - April 19, 2000 at $5.70 per share	44,038	44	249,956	-	-		250,000
Stock sales - May 5, 2000 at $15.90 per share	12,573	13	199,987	-	-		200,000
Net loss	-	-	-	-	(810,463)		(810,463)

Balance at December 31, 2000	232,800	233	694,767	-	(876,046)	-	(181,046)

Stock sales - April 4, 2001 at $9.70 per share	7,200	7	69,475	(69,482)	-		-
Reorganization of NT Media - April 17, 2001	60,000	60	(60)	-	-		-
Issuance of stock options - August 30, 2001	-	-	19,500	-	-		19,500
Net loss	-	-	-	-	(972,048)		(972,048)

NT Media Corp. of California, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
For the Period From June 4, 1999 (inception) to June 30, 2010 (Unaudited)
(CONTINUED)

Deficit
			Common	accumulated
		Additional	Stock	during the
Common stock		paid-in	Subscription	development	Deferred
Shares	Amount	capital	Receivable	stage	Compensation	Total
Balance at December 31, 2001	300,000	300	783,682	(69,482)	(1,848,094)	-	(1,133,594)

Net loss	-	-	-	-	(354,279)		(354,279)

Balance at December 31, 2002	300,000	300	783,682	(69,482)	(2,202,373)	-	(1,487,873)

Stock sales - various dates at $3.80 per share	6,950	6	26,577	-	-		26,584
Stock sales - various dates at $5.30 per share	41,200	41	216,260	-	-		216,301
Stock sales - various dates at $6.00 per share	3,925	4	23,546	-	-		23,550
Stock sales - various dates at $6.80 per share	3,500	4	23,621	-	-		23,625
Stock sales - various dates at $9.00 per share	3,250	3	29,247	-	-		29,250
Stock sales - April 30, 2003 at $5.60 per share	915	1	5,146	-	-		5,147
Stock sales - May 1, 2003 at $7.10 per share	800	1	5,699	-	-		5,700
Stock sales - various dates at $7.50 per share	3,500	4	26,246	-	-		26,250
Stock sales - May 8, 2003 at $8.30 per share	300	0	2,475	-	-		2,475
Stock sales - May 9, 2003 at $8.60 per share	800	1	6,899	-	-		6,900
Stock sales - May 7, 2003 at $9.40 per share	400	0	3,750	-	-		3,750
Stock sales - May 19, 2003 at $10.50 per share	500	1	5,249	-	-		5,250
Stock sales - May 13 2003 at $12.00 per share	188	0	2,250	-	-		2,250
Stock sales - June 30, 2003 at $25.50 per share	250	0	6,375	-	-		6,375
Offering costs	-	-	(48,476)	-	-		(48,476)
Stock issued for services - July 2, 2003 at $25.00 per share	1,000	1	24,999	-	-		25,000
Net loss	-	-	-	-	(307,679)		(307,679)

NT Media Corp. of California, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
For the Period From June 4, 1999 (inception) to June 30, 2010 (Unaudited)
(CONTINUED)

Deficit
			Common	accumulated
		Additional	Stock	during the
Common stock		paid-in	Subscription	development	Deferred
Shares	Amount	capital	Receivable	stage	Compensation	Total
Balance at December 31, 2003	367,478	367	1,143,546	(69,482)	(2,510,052)	-	(1,435,621)

Stock sales - February 3, 2004 at $3.60 per share	3,566	4	12,770	-	-		12,774
Stock sales - April 23, 2004 at $15.00 per share	200	0	3,000	-	-		3,000
Stock sales - April 27, 2004 at $17.00 per share	250	0	4,250	-	-		4,250
Stock sales - May 26, 2004 at $14.00 per share	300	0	4,200	-	-		4,200
Stock sales - November 16, 2004 at $57.10 per share	979	1	55,960	-	-		55,961
Stock sales - December 16, 2004 at $63.90 per share	747	1	47,686	-	-		47,687
Offering costs	-	-	(13,188)	-	-		(13,188)
Stock issued for loan fees - June 18, 2004 at $56.40 per share	7,500	8	422,992	-	-		423,000
Stock issued for services - July 2, 2004 at $90.00 per share	2,000	2	179,998	-	-		180,000
Stock issued for services - August 10, 2004 at $85.00 per share	100	0	8,500	-	-		8,500
Issuance of warrants for services - August 10, 2004	-	-	40,870	-	-		40,870
Net loss	-	-	-	-	(1,447,749)		(1,447,749)

Balance at December 31, 2004	383,119	383	1,910,584	(69,482)	(3,957,801)	-	(2,116,316)
Stock sales - July 13, 2005 at $25.00 per share	1,915	2	47,873			47,875
Offering costs			(4,786)			(4,786)
Net loss	-	-	-	-	(509,623)	(509,623)

Balance at December 31, 2005	385,034	385	1,953,671	(69,482)	(4,467,424)	-	(2,582,850)

Stock issue for services - June 12, 2006 at $1.00 per share	25,000	25	24,975				25,000
Stock issue for conversion of bridge notes - June 16, 2006 at $0.71 per share	76,056	76	53,924				54,000

NT Media Corp. of California, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
For the Period From June 4, 1999 (inception) to June 30, 2010 (Unaudited)
(CONTINUED)

Deficit
			Common	accumulated
		Additional	Stock	during the
Common stock		paid-in	Subscription	development	Deferred
Shares	Amount	capital	Receivable	stage	Compensation	Total
Stock issue for services - June 19, 2006 at $0.61 per share	22,000	22	13,398				13,420
Stock issue for services - June 20, 2006 at $0.61 per share	8,000	8	2,992				3,000
Subscription Receivable Write-off		-		69,482			69,482
Stock issue for services - July 12, 2006 at $1.00 per share	25,000	25	24,975				25,000
Stock issue for services - July 20, 2006 at $2.58 per share	25,000	25	64,475				64,500
Stock issue for services - July 20, 2006 at $0.40 per share	25,000	25	9,975				10,000
Stock issue for services - Aug 2, 2006 at $1.70 per share	30,000	30	50,970				51,000
Stock issue for services - Nov. 20, 2006 at $1.00 per share	10,000	10	9,990				10,000
Stock issue for services - Nov. 20, 2006 at $1.00 per share	10,000	10	9,990				10,000
Stock issue for services - Dec. 5, 2006 at $1.00 per share	10,000	10	9,990				10,000
Stock issue for services - Dec. 5, 2006 at $1.00 per share	20,000	20	19,980				20,000
Stock issue for services - Dec. 28, 2006 at $1.00 per share	10,000	10	9,990				10,000
Deferred stock-based compensation						(10,417)	(10,417)
Net loss - Twelve Months					(729,496)		(729,496)
Balance at December 31, 2006	681,090	681	2,259,295	-	(5,196,920)	(10,417)	(2,947,361)

Stock issue for services - Feb. 23, 2007 at $1.10 per share	38,000	38	41,762				41,800
Stock issue for services - Feb. 23, 2007 at $1.10 per share	38,000	38	41,762				41,800
Deferred stock-based compensation						10,417	10,417
Stock issue for services - July 3, 2007 at $.40 per share	37,500	38	14,962				15,000
Stock issue for services - July 12, 2007 at $.40 per share	34,091	34	14,966				15,000
Stock issue for services - July 12, 2007 at $1.14 per share	30,000	30	34,170				34,200
Stock issue for services - July 12, 2007 at $1.14 per share	10,000	10	11,390				11,400
Stock issue for services - July 15, 2007 at $2.00 per share	50,000	50	99,950				100,000

NT Media Corp. of California, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
For the Period From June 4, 1999 (inception) to June 30, 2010 (Unaudited)
(CONTINUED)

Deficit
			Common	accumulated
		Additional	Stock	during the
Common stock		paid-in	Subscription	development	Deferred
Shares	Amount	capital	Receivable	stage	Compensation	Total
Stock issue for services - July 20, 2007 at $2.90 per share	5,000	5	14,495		14,500
Stock issue for services - July 20, 2007 at $2.90 per share	5,000	5	14,495		14,500
Stock issue for services - July 22, 2007 at $2.90 per share	10,000	10	28,990		29,000
Stock issue for services - July 27, 2007 at $1.33 per share	1,000	1	1,329		1,330
Stock issue for services - July 30, 2007 at $.52 per share	28,846	29	14,971		15,000
Stock issue for services - August 1, 2007 at $1.75 per share	25,000	25	43,725		43,750
Stock issue for services - August 31, 2007 at $.088 per share	63,000	63	5,481		5,544
Stock issue for services - October 3, 2007 at $.088 per share	107,455	107	9,349		9,456
Stock issue for services - October 9, 2007 at $.25 per share	50,000	50	12,450		12,500
Stock issue for services - October 9, 2007 at $.2125 per share	100,000	100	21,150		21,250
Conversion of accrued interest on notes - August 14, 2007 at $.20 per share	200,000	200	39,800		40,000
Conversion of accrued interest on notes - August 31, 2007 at $.10 per share	250,000	250	24,750		25,000
Conversion of accrued interest on notes - November 7, 2007 at $.035 per share	371,428	372	12,628		13,000
Conversion of accrued interest on notes - November 7, 2007 at $.035 per share	321,249	321	10,929		11,250
Conversion of accrued interest on notes - November 7, 2007 at $.035 per share	171,428	171	5,829		6,000
Beneficial conversion of accrued interest			110,036		110,036
Net loss - Twelve Months				(965,746)	(965,746)

NT Media Corp. of California, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
For the Period From June 4, 1999 (inception) to June 30, 2010 (Unaudited)
(CONTINUED)

Deficit
			Common	accumulated
		Additional	Stock	during the
Common stock		paid-in	Subscription	development	Deferred
Shares	Amount	capital	Receivable	stage	Compensation	Total
Balance at Decmber 31, 2007	2,628,087	2,628	2,888,664	-	(6,162,666)	-	(3,271,374)
Stock issue for conversion of convertible notes - July 1, 2008 at $0.01 per share	125,000	125	1,125				1,250
Stock issue for conversion of convertible notes - July 7, 2008 at $0.01 per share	125,000	125	1,125				1,250
Stock issue for conversion of convertible notes - July 8, 2008 at $0.01 per share	125,000	125	1,125				1,250
Stock issue for conversion of convertible notes - July 9, 2008 at $0.01 per share	125,000	125	1,125				1,250
Stock issue for conversion of convertible notes - July 2, 2008 at $0.01 per share	125,000	125	1,125				1,250
Stock issue for conversion of convertible notes - July 3, 2008 at $0.01 per share	125,000	125	1,125				1,250
Stock issue for conversion of convertible notes - July 7, 2008 at $0.01 per share	125,000	125	1,125				1,250
Stock issue for conversion of convertible notes - July 8, 2008 at $0.01 per share	125,000	125	1,125				1,250
Stock issue for conversion of bridge notes - July 1, 2008 at $0.01 per share	150,000	150	1,350				1,500
Stock issue for conversion of bridge notes - July 2, 2008 at $0.01 per share	125,000	125	1,125				1,250
Stock issue for conversion of bridge notes - July 3, 2008 at $0.01 per share	125,000	125	1,125				1,250
Stock issue for conversion of bridge notes - July 7, 2008 at $0.01 per share	125,000	125	1,125				1,250
Stock issue for conversion of bridge notes - July 8, 2008 at $0.01 per share	125,000	125	1,125				1,250
Stock issue for conversion of bridge notes - July 9, 2008 at $0.01 per share	250,000	250	2,250				2,500
Stock issue for conversion of bridge notes - July 2, 2008 at $0.01 per share	125,000	125	1,125				1,250

NT Media Corp. of California, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
For the Period From June 4, 1999 (inception) to June 30, 2010 (Unaudited)
(CONTINUED)

Deficit
			Common	accumulated
		Additional	Stock	during the
Common stock		paid-in	Subscription	development	Deferred
Shares	Amount	capital	Receivable	stage	Compensation	Total
Stock issue for conversion of bridge notes - July 3, 2008 at $0.01 per share	125,000	125	1,125		1,250
Stock issue for conversion of bridge notes - July 1, 2008 at $0.01 per share	150,000	150	1,350		1,500
Stock issue for conversion of bridge notes - July 2, 2008 at $0.01 per share	125,000	125	1,125		1,250
Stock issue for conversion of bridge notes - July 7, 2008 at $0.01 per share	125,000	125	1,125		1,250
Stock issue for services - July 9, 2008 at $.014 per share	270,000	270	3,510		3,780
Stock issue for services - July 9, 2008 at $.014 per share	270,000	270	3,510		3,780
Stock issue for services - September 2, 2008 at $.088 per share	170,455	170	14,830		15,000
Beneficial conversion of debt			11,250		11,250
Other	342				-
Net loss - Twelve Months				(463,514)	(463,514)
Balance at December 31, 2008	5,888,884	5,888	2,944,714	-	(6,626,180)	-	(3,675,578)
Stock issue for services - January 22, 2009 at $.05 per share	1,100,000	1,100	53,900				55,000
Stock issue for services - April 7, 2009 at $0.01 per share	500,000	500	4,500				5,000
Stock issue for conversion of bridge notes - January 22, 2009 at $0.02 per share	400,000	400	7,600				8,000
Stock issue for conversion of notes payable - January 22, 2009 at $0.02 per share	1,600,000	1,600	30,400				32,000
Stock issue for conversion of notes payable - January 30, 2009 at $0.02 per share	200,000	200	3,800				4,000
Stock issue for conversion of notes payable - April 7, 2009 at $0.02 per share	400,000	400	7,600				8,000
Stock issue for conversion of notes payable - June 22, 2009 at $0.0042 per share	476,190	476	1,524				2,000

NT Media Corp. of California, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
For the Period From June 4, 1999 (inception) to June 30, 2010 (Unaudited)
(CONTINUED)

Deficit
			Common	accumulated
		Additional	Stock	during the
Common stock		paid-in	Subscription	development	Deferred
Shares	Amount	capital	Receivable	stage	Compensation	Total
Stock issue for conversion of notes payable - July 15, 2009 at $0.0027 per share	481,481	482	818				1,300
Stock issue for conversion of notes payable - July 30, 2009 at $0.0046 per share	478,261	478	1,722				2,200
Stock issue for conversion of notes payable - August 11, 2009 at $0.02 per share	312,500	313	5,937				6,250
Stock issue for conversion of notes payable - August 18, 2009 at $0.0046 per share	479,540	480	3,270				3,750
Stock issue for conversion of notes payable - August 27, 2009 at $0.02 per share	10,000,000	10,000	140,000				150,000
Stock issue for conversion of notes payable - August 28, 2009 at $0.00784 per share	510,204	510	3,490				4,000
Stock issue for conversion of notes payable - September 14, 2009 at $0.00871 per share	459,252	459	3,541				4,000
Stock issue for conversion of notes payable - October 12, 2009 at $0.0083 per share	481,928	482	3,518				4,000
Stock issue for conversion of notes payable - October 22, 2009 at $0.0255 per share	236,264	236	5,764				6,000
Stock issue for conversion of notes payable - October 26, 2009 at $0.03 per share	1,120,000	1,120	31,880				33,000
Stock issue for conversion of notes payable - November 11, 2009 at $0.0103 per share	55,825	56	5,694				5,750

Beneficial conversion of debt			106,221				106,221

Net loss					(720,785)		(720,785)

Balance at December 31, 2009	25,180,329	25,180	3,365,893	0	(7,346,965)	0	(3,955,892)
Stock issue for services - May 14, 2010 at $0.025 per share	1,011,764	1,012	24,282				25,294

Net loss - six months ended June 30, 2010					(392,422)		(392,422)

Balance at June 30, 2010	26,192,093	$26,192	$3,390,175	$-	$(7,739,387)	$-	$(4,323,020)

See accompanying notes to consolidated statements.

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (unaudited) and December 31, 2009

NOTE 1.  BASIS OF PRESENTATION

The unaudited consolidated financial statements were prepared by NT Media Corp. of California, Inc. and its wholly owned subsidiary, eCast Media Corporation,Inc. (together, the "Company"), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America ("US GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included on Form 10-K for the period ended December 31, 2009. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

Reclassifications

Certain prior period amounts were reclassified to conform to current period presentation, none of which changed total assets, stockholders' equity (deficit), net loss, or net loss per share.

NOTE 2. GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (US), which contemplate continuation of the Company as a going concern. As of and for the six months ended June 30, 2010, the Company incurred a significant net loss, had an accumulated deficit and a working capital deficit. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might b e necessary should the Company be unable to continue as a going concern.

In order for the Company to meet its financial obligations, it will continue to attempt to sell equity or incur debt, although there cannot be any assurance that the Company will be successful in doing so.

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (unaudited) and December 31, 2009

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

The Company is an evolving as a leader in the development of destination websites that engage users and inspire loyalty. The Company does this by launching a wide array of websites that take advantage of the Worldwide Web's ability to reach users with information, services and products that encourages interaction between the visitor and the websites.

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

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (unaudited) and December 31, 2009

In June 2010, the Company launched a new corporate website, NTmedia.tv. The search engine optimized website, includes ready access to NT Media news, interactive stock monitoring tools, and descriptions and insights on each of its social networking and online community properties: daddy blogger and discussion forum SingleFatherNetwork.com, social network and message board StemCellsTalk.com, and video-sharing site for the urban lifestyle NeuroTrash.tv. The site also provides tools and resources that aggregate stock information and corporate news of interest to NT Media’s advertisers and partners.

In June 2010, the Company announced that original and user-submitted content on their social network properties will now be available on Facebook and Twitter. In addition to NT Media content, the social network outlets will also house relevant industry-related news and commentary.

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

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (unaudited) and December 31, 2009

NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has adopted all accounting pronouncements effective before June 30, 2010, which are applicable to the Company.

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

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 168 (“SFAS 168”).  The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (unaudited) and December 31, 2009

SFAS 168 establishes the source of authoritative US generally accepted accounting principles recoginezed by the FASB to be applied by nongovernmental entities.  SFAS 168 is effective for financial statements issued for interim or annual periods ending after September 15, 2009 and is not expected to have a significant impact on the Company’s consolidated financial statements.

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

NOTE 4. NOTES PAYABLE – RELATED PARTY

During the quarter ended June 30, 2010, the Company issued notes totaling $27,891 to its President at an interest rate of 12% per annum and due at various dates during the 2010's second and third quarters.  No payments have been made. The notes have been verbally extended and not considered in default.

During the quarter ended June 30, 2010 the Company repaid notes totaling $12,672 in principal issued to its President.

At June 30, 2010, notes payable, all currently due, to the Company’s President consisted of the following:

Non-interest bearing due through September 2010	$3,339

Interest at 12% per annum due though July 2010	27,890

Non-interest bearing notes payable due through September 2010	9,039

Non-interest bearing notes due on demand	6,000
$46,268

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (unaudited) and December 31, 2009

NOTE 5 .. NOTES PAYABLE

During the quarter ended June 30, 2010, the Company issued promissory notes in the amount of $147,000 bearing interest at 12% due through May 2011.

At June 30, 2010, notes payable to non-related parties consisted of the following:

Note Payable bearing interest at 12%, due through May 2011	$872,621
Note Payable bearing interest at 10%, due on demand	128,000
Note Payable bearing interest at 12.5%, due on demand	38,750

Total Due	1,039,371
Currently Due	916,850

Long-term	$122,521

NOTE 7. CONVERTIBLE NOTES PAYABLE

At June 30, 2010, convertible notes payable, bearing interest at 6%, totaled $282,000 and are all currently due.

NOTE 7. CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

At June 30, 2010, convertible notes payable to related parties, bearing interest at 6%, totaled $625,600 and are all currently due.

Interest expense for the six and three months ended June 30, 2010 and 2009 were $ 18,768 and $ 9,384 respectively.

NOTE 8. EARNINGS (LOSS) PER SHARE

The Company computes earnings per common share in accordance with ASC 260-10-45 (previously Statement of Financial Accounting Standards No. 128), "Earnings per Share". The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive. There were no outstanding warrants and options outstanding at June 30, 2010.

NOTE 9. SUBSEQUENT EVENTS

In July 2010, the Company executed into promissory notes in the amount of $2,844 payable to the Company’s President.  The notes bear interest at the rate of 12% per annum and are due August 2010. The note has not been paid.

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

In June 2010, the Company launched a new corporate website, NTmedia.tv. The search engine optimized website, includes ready access to NT Media news, interactive stock monitoring tools, and descriptions and insights on each of its social networking and online community properties: daddy blogger and discussion forum SingleFatherNetwork.com, social network and message board StemCellsTalk.com, and video-sharing site for the urban lifestyle NeuroTrash.tv. The site also provides tools and resources that aggregate stock information and corporate news of interest to NT Media’s advertisers and partners.

In June 2010, the Company announced that original and user-submitted content on their social network properties will now be available on Facebook and Twitter. In addition to NT Media content, the social network outlets will also house relevant industry-related news and commentary.

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

Over the next twelve-month period, we anticipate needing the following capital amounts, broken down as follows:

Purpose	Amount

Growth Capital for Acquired Subsidiaries	$274,400
Additional Employees	$49,000
Marketing and Public Relations Campaigns	$164,640
Participation in Industry and Trade Functions	$27,440
Ongoing Operations	$147,000
Capital needed for total amount of convertible notes reaching maturity (unless notes are extended)	$907,800
Capital needed for total amount of notes payable reaching maturity (unless notes are extended)	$715,800
Capital needed to pay accounts payable and accrued expenses due	$2,152,900
$4,438,980

Our research will primarily consist of finding knowledgeable agents that can analyze the business of our potential joint venture partners throughout the U.S. and abroad with a concentration in Europe, the Middle East and China.

Results of Operations

OPERATING RESULTS FOR THE QUARTERS ENDED June 30 2010 AND 2009

Operating expenses increased to $209,159 for the quarter ended June 30, 2010 compared to $79,115 for the quarter ended June 30, 2009 primarily due to increased expenses recognized under consulting and employment agreements.

Other expenses, consisting of interest expense, for the quarter ended June 30, 2010 decreased by $9,470 compared with the quarter ended June 30, 2009 primarily due to lower interest expense resulting from a decrease in the conversion of principal amounts due on certain notes payable to the Company's Common Stock during the current year's quarter. No interest expense was recognized from the conversion of principal amounts due under various notes in the quarter ended June 30, 2010.

Net loss for the quarter ended June 30, 2010 was $251,012 a decrease of $120,574 compared to the net loss of $130,438 for the quarter ended June 30, 2009 mainly due to increased operating expenses discussed above.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, and that would be considered material to investors.

Liquidity and Capital Resources

We have incurred operating losses since inception. As of June 30, 2010, we have an accumulated deficit of $7,739,387.  At June 30, 2010, there is $41 in cash or cash equivalents and a net working capital deficit of $4,200,499.

During the last two years, the Company and its wholly-owned subsidiary, eCast Media Corporation, Inc. (“eCast”), have been dependent on borrowed or invested funds to finance their ongoing operations.  As of June 30, 2010, eCast owed $625,600 represented by 6% convertible notes and the Company owed $282,200 represented by 6% convertible notes. These notes were issued to two of the Company’s major stockholders. The balance of $907,800 is now classified as a current liability.  We anticipate we will continue borrowing funds or obtaining additional equity financing to provide working capital.

The audit report of the Company’s independent registered public accounting firm for the year ended December 31, 2009 includes a “going concern” explanation. In the auditor’s opinion, the Company’s limited operating history and the accumulated net deficit as of December 31, 2009, raised substantial doubt about the Company’s ability to continue as a going concern. We require approximately $4.4 million in capital over the next twelve months to pay off accounts payable and accrued expenses, and the convertible notes and notes payable reaching maturity unless we are able to obtain additional extensions.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

Exhibit Number	Description
Exhibit 31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 23, 2010

NT MEDIA CORP. OF CALIFORNIA, INC.

/s/ Ali Moussavi
Ali Moussavi,
President, Chief Executive Officer (Principal Executive Officer), and Acting Chief Financial Officer (Acting Principal Financial Officer)