Form 10-Q
period 2010-09-30
NT MEDIA CORP OF CALIFORNIA INC
filed 2010-11-22
CIK 318622

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2010

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

Number of shares outstanding as of November 18, 2010: 26,542,093 common shares.

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
 September 30, 2010 (unaudited)

NT Media Corp. of California, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	September 30, 2010 (unaudited)	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,321	$586
Prepaid expenses	11,667	—

TOTAL CURRENT ASSETS	$22,988	$586

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$556,642	$532,206
Accrued liabilities	630,426	531,868
Accrued liabilities to related parties	1,142,583	1,000,237
Notes payable	966,850	582,119
Notes payable, related party	52,084	28,818
Convertible notes payable	282,200	282,200
Convertible notes payable, related party	625,600	625,600
Accrued litigation settlement	113,178	113,178

TOTAL CURRENT LIABILITIES	4,369,563	3,696,227

LONG-TERM LIABILITIES
Notes Payable	92,520	260,251

TOTAL LIABILITES	4,462,083	3,956,478

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 26,192,093 and 25,180,329 issued and outstanding	26,192	25,180
Additional paid-in capital	3,390,175	3,365,893
Deficit accumulated during the development stage	(7,855,462)	(7,346,966)

TOTAL STOCKHOLDERS' DEFICIT	(4,439,095)	(3,955,892)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$22,988	$586

See accompanying notes to consolidated financial statements.

NT Media Corp. of California, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
			Cumulative from June 4, 1999 (inception) to September 30, 2010

	Nine Months Ended
	September 30, 2010	September 30, 2009

REVENUES	$—	$—	$385,997

COSTS AND EXPENSES
General and administrative	380,095	286,772	6,099,492
Depreciation and amortization	—	—	132,077
Impairment of film costs	—	—	156,445
Impairment of related party receivables	—	—	35,383
Inventory Write-down	—		24,820
Loss on litigation settlement	—	—	100,000
TOTAL COSTS AND EXPENSES	380,095	286,772	6,548,217

LOSS FROM OPERATIONS	(380,095)	(286,772)	(6,162,220)

OTHER INCOME (EXPENSES)
Interest income, related party	—	—	23,154
Interest expense	(97,757)	(175,091)	(837,030)
Interest expense, related party	(29,846)	(78,152)	(492,507)
Loan fees	—	—	(616,000)
Debt forgiven	—	—	290,595
Legal fees forgiven	—	—	12,296
Provision for common stock subscription receivable	—	—	(91,552)
TOTAL OTHER INCOME (EXPENSES)	(127,603)	(253,243)	(1,711,044)

LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(507,698)	(540,015)	(7,873,264)

PROVISION FOR INCOME TAXES	800	800	15,200

LOSS BEFORE NON-CONTROLLING INTEREST	(508,498)	(540,815)	(7,888,464)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	—	—	33,000

NET LOSS ATTRIBUTABLE TO NT MEDIA CORP. OF
CALIFORNIA, INC. AND SUBSIDIARIES	$(508,498)	$(540,815)	$(7,855,462)

NET (LOSS) PER SHARE:
BASIC AND DILUTED	$(0.020)	$(0.047)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	25,701,200	11,385,948

See accompanying notes to consolidated financial statements.

NT Media Corp. of California, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(UNAUDITED)

	Three months ended
	September 30, 2010	September 30, 2009
REVENUES	$—	$—

COSTS AND EXPENSES
General and administrative	69,528	93,737
TOTAL COSTS AND EXPENSES	69,528	93,737

LOSS FROM OPERATIONS	(69,528)	(93,737)

OTHER EXPENSES
Interest	(35,471)	(43,270)
Interest, related party	(11,078)	(59,384)
TOTAL OTHER EXPENSES	(46,549)	(102,654)

LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(116,077)	(196,391)

PROVISION FOR INCOME TAXES	—	—

NET LOSS ATTRIBUTABLE TO NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES	$(116,077)	$(196,391)

NET (LOSS) PER SHARE:
BASIC AND DILUTED	$(0.0044)	$(0.0126)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	26,192,093	15,570,028

See accompanying notes to consolidated financial statements.

NT Media Corp. of California, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative from June 4, 1999 (inception) to September 30, 2010

	Nine Months Ended
	September 30, 2010	September 30, 2009

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(508,498)	$(540,815)	$(7,888,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	—	132,077
Impairment loss	—	—	336,773
Inventory write-down	—	—	24,820
Impairment of related party receivables	—	—	35,383
Operating expenses paid by reducing note receivable	—	—	10,000
Stock issued for services	25,294	60,000	967,637
Deferred compensation	—	—	10,417
Stock issued for loan fees	—	—	423,000
Stock options issued for services	—	—	60,370
Legal fees forgiven	—	—	(12,296)
Debts forgiven	—	—	(290,595)
Provision for common stock subscription receivable	—	—	89,468
Amount attributable to minority interest			33,000
Beneficial conversion of debt and accrued interest	—	145,463	233,380
Changes in assets and liabilities:
Interest receivable	—	—	(19,986)
Inventory	—	—	(24,820)
Prepaid Expenses	(11,668)	5,117	(11,668)
Other assets	—	—	(24,000)
Litigation settlement	—	—	100,000
Accounts payable and accrued expenses	122,994	113,252	1,557,616
Accrued expenses, related party	142,346	141,382	1,099,160

Net cash (used in) operating activities	(229,532)	(75,601)	(3,158,728)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Notes receivable from officer	—	—	(45,048)
Collection of notes receivable from officer	—	—	35,048
Notes receivable, related parties	—	—	(50,000)
Collection of notes receivable, related parties	—	—	50,000
Investment in property and equipment	—	—	(18,879)
Investment in film costs	—	—	(133,005)
Investment in web site development costs	—	—	(292,968)

Net cash (used in) investing activities	—	—	(454,852)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—	1,254,154
Payment of offering costs	—	—	(66,450)
Proceeds from notes payable	217,000	84,000	1,447,038
Proceeds from notes payable, related party	35,939	48,688	665,619
Payments of notes payable	—	—	(201,916)
Payments of notes payable, related party	(12,672)	(47,700)	(391,344)
Proceeds from issuance of convertible notes	—	—	917,800

Net cash provided by financing activities	240,267	84,988	3,624,901

NET INCREASE IN CASH AND CASH EQUIVALENTS
	10,735	9,387	11,321

CASH AND CASH EQUIVALENTS,
Beginning of period	586	280	—
CASH AND CASH EQUIVALENTS,
End of period	$11,321	$9,667	$11,321

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest paid	$—	$—	$21,511
Income taxes paid	$—	$—	$4,000

NONCASH FINANCING ACTIVITIES:
Beneficial conversion of debt and accrued interest	$—	$145,463	$233,386
Stock issued for services	$25,294	$60,000	$967,637
Stock issued for loan fees	$—	$—	$423,000
Stock options issued for services	$—	$—	$60,370

See accompanying notes to consolidated financial statements.

NT Media Corp. of California, Inc. and Subsidiaries

(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
For the Period From June 4, 1999 (inception) to September 30, 2010

					Deficit
				Common	accumulated
			Additional	Stock	during the
	Common stock		paid-in	Subscription	development	Deferred
	Shares	Amount	capital	Receivable	stage	Compensation	Total
Balance at June 4, 1999 (inception)	-	$-	$-	$-	$-		$-

Stock sales - June 4, 1999 at $0.30 per share	63,415	63	19,937	-	-		20,000
Stock sales - August 25, 1999 at $1.10 per share	22,900	23	24,977	-	-		25,000
Stock sales - October 12, 1999 at $2.20 per share	89,874	90	199,910	(10,000)	-		190,000
Net loss for the period from June 4, 1999 (inception)							-
December 31, 1999	-	-	-	-	(65,583)		(65,583)

Balance at December 31, 1999	176,189	176	244,824	(10,000)	(65,583)	-	169,417

Payment received on stock sale - February 1, 2000	-	-	-	10,000	-		10,000
Stock sales - April 19, 2000 at $5.70 per share	44,038	44	249,956	-	-		250,000
Stock sales - May 5, 2000 at $15.90 per share	12,573	13	199,987	-	-		200,000
Net loss	-	-	-	-	(810,463)		(810,463)

Balance at December 31, 2000	232,800	233	694,767	-	(876,046)	-	(181,046)

Stock sales - April 4, 2001 at $9.70 per share	7,200	7	69,475	(69,482)	-		-
Reorganization of NT Media - April 17, 2001	60,000	60	(60)	-	-		-
Issuance of stock options - August 30, 2001	-	-	19,500	-	-		19,500
Net loss	-	-	-	-	(972,048)		(972,048)

Balance at December 31, 2001	300,000	300	783,682	(69,482)	(1,848,094)	-	(1,133,594)

Net loss	-	-	-	-	(354,279)		(354,279)

Balance at December 31, 2002	300,000	300	783,682	(69,482)	(2,202,373)	-	(1,487,873)

Stock sales - various dates at $3.80 per share	6,950	6	26,577	-	-		26,584
Stock sales - various dates at $5.30 per share	41,200	41	216,260	-	-		216,301
Stock sales - various dates at $6.00 per share	3,925	4	23,546	-	-		23,550
Stock sales - various dates at $6.80 per share	3,500	4	23,621	-	-		23,625
Stock sales - various dates at $9.00 per share	3,250	3	29,247	-	-		29,250
Stock sales - April 30, 2003 at $5.60 per share	915	1	5,146	-	-		5,147
Stock sales - May 1, 2003 at $7.10 per share	800	1	5,699	-	-		5,700
Stock sales - various dates at $7.50 per share	3,500	4	26,246	-	-		26,250
Stock sales - May 8, 2003 at $8.30 per share	300	0	2,475	-	-		2,475
Stock sales - May 9, 2003 at $8.60 per share	800	1	6,899	-	-		6,900
Stock sales - May 7, 2003 at $9.40 per share	400	0	3,750	-	-		3,750
Stock sales - May 19, 2003 at $10.50 per share	500	1	5,249	-	-		5,250
Stock sales - May 13 2003 at $12.00 per share	188	0	2,250	-	-		2,250
Stock sales - June 30, 2003 at $25.50 per share	250	0	6,375	-	-		6,375
Offering costs	-	-	(48,476)	-	-		(48,476)
Stock issued for services - July 2, 2003 at $25.00 per share	1,000	1	24,999	-	-		25,000
Net loss	-	-	-	-	(307,679)		(307,679)

Balance at December 31, 2003	367,478	367	1,143,546	(69,482)	(2,510,052)	-	(1,435,621)

Stock sales - February 3, 2004 at $3.60 per share	3,566	4	12,770	-	-		12,774
Stock sales - April 23, 2004 at $15.00 per share	200	0	3,000	-	-		3,000
Stock sales - April 27, 2004 at $17.00 per share	250	0	4,250	-	-		4,250
Stock sales - May 26, 2004 at $14.00 per share	300	0	4,200	-	-		4,200
Stock sales - November 16, 2004 at $57.10 per share	979	1	55,960	-	-		55,961
Stock sales - December 16, 2004 at $63.90 per share	747	1	47,686	-	-		47,687
Offering costs	-	-	(13,188)	-	-		(13,188)
Stock issued for loan fees - June 18, 2004 at $56.40 per share	7,500	8	422,992	-	-		423,000
Stock issued for services - July 2, 2004 at $90.00 per share	2,000	2	179,998	-	-		180,000
Stock issued for services - August 10, 2004 at $85.00 per share	100	0	8,500	-	-		8,500
Issuance of warrants for services - August 10, 2004	-	-	40,870	-	-		40,870
Net loss	-	-	-	-	(1,447,749)		(1,447,749)

Balance at December 31, 2004	383,119	383	1,910,584	(69,482)	(3,957,801)	-	(2,116,316)

Stock sales - July 13, 2005 at $25.00 per share	1,915	2	47,873				47,875
Offering costs			(4,786)				(4,786)
Net loss	-	-	-	-	(509,623)		(509,623)

Balance at December 31, 2005	385,034	385	1,953,671	(69,482)	(4,467,424)	-	(2,582,850)

Stock issue for services - June 12, 2006 at $1.00 per share	25,000	25	24,975				25,000
Stock issue for conversion of bridge notes - June 16, 2006 at $0.71 per share	76,056	76	53,924				54,000
Stock issue for services - June 19, 2006 at $0.61 per share	22,000	22	13,398				13,420
Stock issue for services - June 20, 2006 at $0.61 per share	8,000	8	2,992				3,000
Subscription Receivable Write-off		-		69,482			69,482
Stock issue for services - July 12, 2006 at $1.00 per share	25,000	25	24,975				25,000
Stock issue for services - July 20, 2006 at $2.58 per share	25,000	25	64,475				64,500
Stock issue for services - July 20, 2006 at $0.40 per share	25,000	25	9,975				10,000
Stock issue for services - Aug 2, 2006 at $1.70 per share	30,000	30	50,970				51,000
Stock issue for services - Nov. 20, 2006 at $1.00 per share	10,000	10	9,990				10,000
Stock issue for services - Nov. 20, 2006 at $1.00 per share	10,000	10	9,990				10,000
Stock issue for services - Dec. 5, 2006 at $1.00 per share	10,000	10	9,990				10,000
Stock issue for services - Dec. 5, 2006 at $1.00 per share	20,000	20	19,980				20,000
Stock issue for services - Dec. 28, 2006 at $1.00 per share	10,000	10	9,990				10,000
Deferred stock-based compensation						(10,417)	(10,417)
Net loss - Twelve Months					(729,496)		(729,496)

Balance at December 31, 2006	681,090	681	2,259,295	-	(5,196,920)	(10,417)	(2,947,361)

Stock issue for services - Feb. 23, 2007 at $1.10 per share	38,000	38	41,762				41,800
Stock issue for services - Feb. 23, 2007 at $1.10 per share	38,000	38	41,762				41,800
Deferred stock-based compensation						10,417	10,417
Stock issue for services - July 3, 2007 at $.40 per share	37,500	38	14,962				15,000
Stock issue for services - July 12, 2007 at $.40 per share	34,091	34	14,966				15,000
Stock issue for services - July 12, 2007 at $1.14 per share	30,000	30	34,170				34,200
Stock issue for services - July 12, 2007 at $1.14 per share	10,000	10	11,390				11,400
Stock issue for services - July 15, 2007 at $2.00 per share	50,000	50	99,950				100,000
Stock issue for services - July 20, 2007 at $2.90 per share	5,000	5	14,495				14,500
Stock issue for services - July 20, 2007 at $2.90 per share	5,000	5	14,495				14,500
Stock issue for services - July 22, 2007 at $2.90 per share	10,000	10	28,990				29,000
Stock issue for services - July 27, 2007 at $1.33 per share	1,000	1	1,329				1,330
Stock issue for services - July 30, 2007 at $.52 per share	28,846	29	14,971				15,000
Stock issue for services - August 1, 2007 at $1.75 per share	25,000	25	43,725				43,750
Stock issue for services - August 31, 2007 at $.088 per share	63,000	63	5,481				5,544
Stock issue for services - October 3, 2007 at $.088 per share	107,455	107	9,349				9,456
Stock issue for services - October 9, 2007 at $.25 per share	50,000	50	12,450				12,500
Stock issue for services - October 9, 2007 at $.2125 per share	100,000	100	21,150				21,250
Conversion of accrued interest on notes - August 14, 2007 at $.20 per share	200,000	200	39,800				40,000
Conversion of accrued interest on notes - August 31, 2007 at $.10 per share	250,000	250	24,750				25,000
Conversion of accrued interest on notes - November 7, 2007 at $.035 per share	371,428	372	12,628				13,000
Conversion of accrued interest on notes - November 7, 2007 at $.035 per share	321,249	321	10,929				11,250
Conversion of accrued interest on notes - November 7, 2007 at $.035 per share	171,428	171	5,829				6,000
Beneficial conversion of accrued interest			110,036				110,036
Net loss - Twelve Months					(965,746)		(965,746)

Balance at Decmber 31, 2007	2,628,087	2,628	2,888,664	-	(6,162,666)	-	(3,271,374)

Stock issue for conversion of convertible notes - July 1, 2008 at $0.01 per share	125,000	125	1,125				1,250
Stock issue for conversion of convertible notes - July 7, 2008 at $0.01 per share	125,000	125	1,125				1,250
Stock issue for conversion of convertible notes - July 8, 2008 at $0.01 per share	125,000	125	1,125				1,250
Stock issue for conversion of convertible notes - July 9, 2008 at $0.01 per share	125,000	125	1,125				1,250
Stock issue for conversion of convertible notes - July 2, 2008 at $0.01 per share	125,000	125	1,125				1,250
Stock issue for conversion of convertible notes - July 3, 2008 at $0.01 per share	125,000	125	1,125				1,250
Stock issue for conversion of convertible notes - July 7, 2008 at $0.01 per share	125,000	125	1,125				1,250
Stock issue for conversion of convertible notes - July 8, 2008 at $0.01 per share	125,000	125	1,125				1,250
Stock issue for conversion of bridge notes - July 1, 2008 at $0.01 per share	150,000	150	1,350				1,500
Stock issue for conversion of bridge notes - July 2, 2008 at $0.01 per share	125,000	125	1,125				1,250
Stock issue for conversion of bridge notes - July 3, 2008 at $0.01 per share	125,000	125	1,125				1,250
Stock issue for conversion of bridge notes - July 7, 2008 at $0.01 per share	125,000	125	1,125				1,250
Stock issue for conversion of bridge notes - July 8, 2008 at $0.01 per share	125,000	125	1,125				1,250
Stock issue for conversion of bridge notes - July 9, 2008 at $0.01 per share	250,000	250	2,250				2,500
Stock issue for conversion of bridge notes - July 2, 2008 at $0.01 per share	125,000	125	1,125				1,250
Stock issue for conversion of bridge notes - July 3, 2008 at $0.01 per share	125,000	125	1,125				1,250
Stock issue for conversion of bridge notes - July 1, 2008 at $0.01 per share	150,000	150	1,350				1,500
Stock issue for conversion of bridge notes - July 2, 2008 at $0.01 per share	125,000	125	1,125				1,250
Stock issue for conversion of bridge notes - July 7, 2008 at $0.01 per share	125,000	125	1,125				1,250
Stock issue for services - July 9, 2008 at $.014 per share	270,000	270	3,510				3,780
Stock issue for services - July 9, 2008 at $.014 per share	270,000	270	3,510				3,780
Stock issue for services - September 2, 2008 at $.088 per share	170,455	170	14,830				15,000
Beneficial conversion of debt			11,250				11,250
Other	342						-
Net loss - Twelve Months					(463,514)		(463,514)

Balance at December 31, 2008	5,888,884	5,888	2,944,714	-	(6,626,180)	-	(3,675,578)

Stock issue for services - January 22, 2009 at $.05 per share	1,100,000	1,100	53,900				55,000
Stock issue for services - April 7, 2009 at $0.01 per share	500,000	500	4,500				5,000
Stock issue for conversion of bridge notes - January 22, 2009 at $0.02 per share	400,000	400	7,600				8,000
Stock issue for conversion of notes payable - January 22, 2009 at $0.02 per share	1,600,000	1,600	30,400				32,000
Stock issue for conversion of notes payable - January 30, 2009 at $0.02 per share	200,000	200	3,800				4,000
Stock issue for conversion of notes payable - April 7, 2009 at $0.02 per share	400,000	400	7,600				8,000
Stock issue for conversion of notes payable - June 22, 2009 at $0.0042 per share	476,190	476	1,524				2,000
Stock issue for conversion of notes payable - July 15, 2009 at $0.0027 per share	481,481	482	818				1,300
Stock issue for conversion of notes payable - July 30, 2009 at $0.0046 per share	478,261	478	1,722				2,200
Stock issue for conversion of notes payable - August 11, 2009 at $0.02 per share	312,500	313	5,937				6,250
Stock issue for conversion of notes payable - August 18, 2009 at $0.0046 per share	479,540	480	3,270				3,750
Stock issue for conversion of notes payable - August 27, 2009 at $0.02 per share	10,000,000	10,000	140,000				150,000
Stock issue for conversion of notes payable - August 28, 2009 at $0.00784 per share	510,204	510	3,490				4,000
Stock issue for conversion of notes payable - September 14, 2009 at $0.00871 per share	459,252	459	3,541				4,000
Stock issue for conversion of notes payable - October 12, 2009 at $0.0083 per share	481,928	482	3,518				4,000
Stock issue for conversion of notes payable - October 22, 2009 at $0.0255 per share	236,264	236	5,764				6,000
Stock issue for conversion of notes payable - October 26, 2009 at $0.03 per share	1,120,000	1,120	31,880				33,000
Stock issue for conversion of notes payable - November 11, 2009 at $0.0103 per share	55,825	56	5,694				5,750

Beneficial conversion of debt			106,221				106,221

Net loss					(720,785)		(720,785)

Balance at December 31, 2009	25,180,329	25,180	3,365,893	0	(7,346,965)	0	(3,955,892)
Stock issue for services - May 14, 2010 at $0.025 per share	1,011,764	1,012	24,282				25,294

Net loss - nine months					(508,498)		(508,498)

Balance at September 30, 2010	26,192,093	$26,192	$3,390,175	$-	$(7,855,463)	$-	$(4,439,095)

See accompanying notes to consolidated statements.

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 (unaudited) and December 31, 2009

NOTE 1.  BASIS OF PRESENTATION

The unaudited consolidated financial statements were prepared by NT Media Corp.of California, Inc. and its wholly owned subsidiary, eCast Media Corporation,Inc. (together, the "Company"), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the US ("US GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto include on Form 10-K for the period ended December 31, 2009. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

Reclassifications

Certain prior period amounts were reclassified to conform to current period presentation, none of which changed total assets, stockholders' equity (deficit), net loss, or net loss per share.

NOTE 2. GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements were prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. As of and for the nine months ended September 30, 2010, the Company incurred a significant net loss, had an accumulated deficit and a working capital deficit. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order for the Company to meet its financial obligations, it will continue to attempt to sell equity or incur debt, although there cannot be any assurance that the Company will be successful in doing so.

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 (unaudited) and December 31, 2009

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

NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has adopted all accounting pronouncements effective before September 30, 2010, which are applicable to the Company.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 855, “Subsequent Events”, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It was effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 860, “Accounting for Transfers of Financial Assets”, which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. ASC 860 is effective for fiscal years beginning after November 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 810, “Consolidation”, for determining whether to consolidate a variable interest entity. This standard eliminates a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. This standard is effective for us beginning in the first quarter of fiscal year 2010. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 168 (“SFAS 168”). The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. SFAS 168 establishes the source of authoritative US GAAP recoginezed by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim or annual periods ending after September 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 (unaudited) and December 31, 2009

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, the Company is required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, the Company is required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

On February 25, 2010, the FASB issued ASU No. 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on January 1, 2011.

NOTE 4. NOTES PAYABLE – RELATED PARTIES

During the quarter ended September 30, 2010, the Company issued notes of $3,722 to its President at 12% per annum and due at various dates during September 2010.  No payments have been made. The notes have been verbally extended and not considered in default.

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 (unaudited) and December 31, 2009

At September 30, 2010, notes payable, all currently due, to related parties consisted of the following:

Notes payable to Company's President,
Non-interest bearing due on demand	$3,339
Interest at 12% due on demand	31,612
Notes payable, interest at 12%, due on demand	2,094
Non-interest bearing notes due on demand	15,039
$52,084

NOTE 5. NOTES PAYABLE

During the quarter ended September 30, 2010, the Company issued a promissory note of $20,000 bearing interest at 12% due November 2010.

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 (unaudited) and December 31, 2009

At September 30, 2010, notes payable to non-related parties consisted of the following:

Notes Payable bearing interest at 12%, due through May 2011	$892,621
Notes Payable bearing interest at 10%, due on demand	128,000
Notes Payable bearing interest at 12.5%, due on demand	38,750

Total Due	1,059,371
Currently Due	966,851
Long-term	$92,520

NOTE 6. CONVERTIBLE NOTES PAYABLE

At September 30, 2010, convertible notes payable, bearing interest at 6%, were $282,200 and are all currently due.

NOTE 7. CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

At September 30, 2010, convertible notes payable to related parties, bearing interest at 6%, totaled $625,600 and are all currently due.

Interest expense for the three months ended September 30, 2010 and 2009 totaled $9,834 and $9,834, respectively.

NOTE 8. EARNINGS (LOSS) PER SHARE

The Company computes earnings per common share in accordance with ASC 260-10-45,  "Earnings per Share". The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive. There were no outstanding warrants and options outstanding at September 30, 2010.

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 (unaudited) and December 31, 2009

NOTE 9. LITIGATION

On October 21, 2010, the Company was served with a lawsuit filed by AJ Robbins, P.C. which was the Company's former auditor. The suit was filed in District Court, City and County of Denver Colorado. The Plaintiff is seeking $115,990 for accounting services performed in 2005, 2006, and 2007. The Company disputes this amount.

Under Colorado Law, an answer to the complaint is due by November 20, 2010. The Company has retained Counsel in Denver Colorado and plans to vigorously defend itself in this action. Counsel has obtained an extension until December 15, 2010 to file an answer. Such answer is being prepared by Counsel at this time and the Company plans to answer before December 15, 2010.

NOTE 10. SUBSEQUENT EVENTS

In October 2010, the Company executed a promissory note of $3,000 payable to the Company’s President.  The note bears interest at 12% and is due November 2010.

In November 2010, the Company issued 350,000 shares of its common stock, valued at $7,000, to third parties in connection with payment for services rendered.

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
REQUIRED BY APPLICABLE LAW.

Overview

NT Media Corporation of California, Inc. is a Delaware corporation incorporated on March 14, 2000. We were focused on development, production and distribution of programming in the entertainment industry including creating music platforms and skilled gaming in the US and abroad and vertical social and professional networks. The Company does not intend to continue to develop media and entertainment assets and channels going forward.

On November 1, 2010, the Company's board of directors and management decided to change the focus of its business from broader website development to websites dedicated to the facilitation of medical tourism. The Company believes that due to the potential high growth  in the medical tourism industry, it is a better use of the Company's resources than operating the currently owned websites. The Company may continue to operate and maintain the web destinations that it launched in the last years while it transitions its operations. Such websites include: www.neurotrash.tv, www.singlefathernetwork.com, and www.stemcellstalk.com. However, because  these websites have not generated the advertisement revenues forecasted, the Company plans to phase them out in the first quarter of 2011 and focus on the development of a medical tourism web portal.

New Company Focus

The Company has decided to redirect its focus into the medical tourism industry which has high growth potential and minimal upfront costs. The Company has recognized a unique opportunity in utilizing its core competencies in the emerging medical tourism market. The Company’s sole employee is its president and he will continue his role as such. The Company plans to hire outside consultants and contractors in the initial phases of the business transition. The Company will seek financing for the new venture through private placements of equity as well as loans and promissory notes. There can be no assurances that the Company will successfully transition its business operations, attract or retain new personnel or obtain financing on terms satisfactory to the Company, if at all.

The Company filed a Fictitious Business Name Statement for “Global Health Voyager” with the Los Angeles County Clerk on November 2, 2010.  The Company’s core competencies in web developing, marketing, and social networking allows it to cost effectively provide information about world-class healthcare services via its to be launched medical tourism website.

The Company’s reasons for focusing in this new business are as follows:

-	Anticipated growth rate of medical tourism industry

-	Low overhead

-	Emerging healthcare reform in the US

-	Fragmented businesses currently in the industry

Medical Tourism Industry

According to the Deloitte Center for Health Solutions, there are many factors contributing to the evolution of the medical tourism industry. The first, and most significant, is the high price of medical procedures in the US In many Western European countries, the affluent often desire to seek out medical procedures without waiting. The US, particularly, is responsible for a large portion of the medical tourism industry as millions of Americans are either uninsured or under-insured. Costs for procedures abroad are often less than the insurance co-payments in the US, sometimes significantly so. American insurance companies have noticed this fact, and have begun to explore partnerships with doctors and hospitals overseas to take advantage of the price disparity.

One of the most significant events leading to the growth of the medical tourism industry involves international accreditation. As the number of state-of-the-art medical facilities has grown across the globe, the need to classify those with superior skills, safety and training has become manifest, and a number of organizations have emerged to help potential patients and tourism agencies discover which hospitals have standards that are similar, and in some cases superior, to those in the US.

In addition to cost savings, there is another significant motivation for medical tourism. Given the stringent and often politically motivated hurdles preventing certain types of procedures, such as stem cell therapy, from being conducted in the US and Western Europe, at times patients' only viable option is medical travel.

Medical tourism is a phenomenon that is experiencing growth in the US and abroad driven by disparity in cost for required and elective surgical procedures within and outside of the US. The Deloitte Center for Health Solutions reported that over 750,000 Americans traveled abroad for medical care in 2007 and projects that outbound medical tourism could reach upwards of 1.6 million patients by 2012, with sustainable annual growth of 35 percent. The Company intends to capitalize on the growth in this industry through the development of our web-based platform and by developing relationships with hospitals and health care providers worldwide. We believe that the website planned by the Company will make it easy for patients to navigate and obtain information regarding healthcare services performed worldwide.

New Company Strategy

The Company’s goal is to utilize its expertise in web development and marketing to create its own platform that will assist patients in finding suitable international healthcare providers that meet their needs. The Company has plans to grow organically by partnering with leading hospitals and facilitators in the medical tourism industry. The Company intends to develop a platform that increases customer awareness of medical tourism, and offers a broad and complete resource for those seeking medical treatments abroad. There can be no assurances that the Company will successfully enter into partnerships with industry leaders.

The Company’s first anticipated milestone is to launch a dedicated medical tourism website and to establish affiliations with internationally accredited hospitals and medical tourism facilitators. The website would inform and attract potential patients to international hospitals’ and facilitators’ healthcare services, if such affiliations develop. The Company will initially promote the website utilizing its existing marketing base and plans to increase its marketing efforts as funding increases.

Healthcare Provider Partnerships

Management has plans to develop relationships with some of the top hospitals and medical facilities around the world, and intends to provide information concerning health care providers in multiple geographic locations. There can be no assurances that the Company will successfully create partnerships in any geographic location including the US. There can be no assurances that the Company will develop affiliations with hospitals or will attract or provide services to consumers of medical services.

Expansion Plan

The Company believes that the medical tourism industry is fragmented with many small medical tourism companies that serve particular markets and specialize in providing patients healthcare services in certain regions and/or medical procedures. This creates an ample opportunity to consolidate many of these entities as a potential growth strategy. Initially, the Company plans to grow organically, by forming partnerships and agreements with leaders in the medical tourism industry. These partnerships and agreements will allow the Company to expand and grow its network of world-class healthcare providers to its patients. There can be no assurances that the Company will identify potential acquisition targets, or that if identified, the Company will be able to successfully acquire such targets.

Financing

Obtaining outside financing will continue to be necessary to meet the Company’s anticipated working capital needs for the foreseeable future. Given the Company’s current financial position, for the immediate future, we expect to operate the Company’s current lines of business under strict budgetary constraints in order to keep operating expenses as low as possible. We will attempt to negotiate extensions of the Company’s debt obligations or negotiate for the conversion of some or all of the Company’s debt into equity; however, there can be no assurance that we will be successful.

The Company anticipates cash requirements of approximately $5.1 million in the next 12 months, the bulk of which would be put toward the repayment of notes that will be due and for capital required for launching and promoting Global Health Voyager. The remainder will be used for marketing and professional services and personnel. We expect to raise such funds through private placements of debt and equity throughout the year, but there can be no assurance that we will be successful in such private placements.

Over the next twelve-month period, we anticipate needing the following amounts:

Purpose

Additional Employees	$150,000
Marketing & Public Relations Campaigns	635,000
Participation in Industry & Trade Function	82,000
Ongoing Operations	330,000
Capital Needed for Convertible
Notes Reaching Maturity (unless notes are extended)	907,800
Capital Needed for Notes Payable
Reaching Maturity (unless notes are extended)	735,800
Capital Needed to Pay Accounts Payable and Accrued Expenses Due	2,329,600
$5,170,200

Our research will primarily consist of finding knowledgeable agents that can analyze the business of our potential joint venture partners throughout the US and abroad.

Results of Operations

OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Operating expenses decreased to $69,528 for the quarter ended September 30, 2010 compared to $93,737 for the quarter ended September, 2009 primarily due to a reduction in marketing related expenses.

Other expenses, consisting of interest, for the quarter ended September 30, 2010 decreased by $56,105 compared with the quarter ended September 30, 2009 primarily due to lower interest expense resulting from a decrease in the conversion of principal amounts due on certain notes payable to the Company's Common Stock during the prior year's quarter. No interest expense was recognized from the conversion of principal amounts due under various notes in the quarter ended September 30, 2010.

Net loss for the three months ended September 30, 2010 was $116,077 a decrease of $80,314 compared to the net loss of $196,391 for the three months ended September 30, 2009 mainly due to decreased operating and interest expenses discussed above.

OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Operating expenses increased to $380,095 for the nine months ended September 30, 2010 compared to $286,772 for the nine months ended September, 2009 primarily due to an increase in marketing related expenses.

Other expenses, consisting of interest expense, for the nine months ended September 30, 2010 decreased by $125,640 compared with the nine months ended September 30, 2009 primarily due to lower interest expense resulting from a decrease in the conversion of principal amounts due on certain notes payable to the Company's Common Stock during the nine months ended September 30, 2010.

Net loss for the nine months ended September 30, 2010 was $508,498 a decrease of $32,317 compared to the net loss of $540,815 for the nine months ended September 30, 2009 mainly due to offsetting increased operating expenses and decreased other expenses as discussed above.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, and that would be considered material to investors.

Liquidity and Capital Resources

We have incurred operating losses since inception. As of September 30, 2010, we have an accumulated deficit of $7,855,462.  At September 30, 2010, we have $11,321 in cash or cash equivalents and a net working capital deficit of $4,346,575.

During the last two years, the Company and its wholly-owned subsidiary, eCast Media Corporation, Inc. (“eCast”), have been dependent on borrowed or invested funds to finance their ongoing operations.  As of September 30, 2010, eCast owed $625,600 represented by 6% convertible notes and the Company owed $282,200 represented by 6% convertible notes. These notes were issued to two of the Company’s major stockholders. The balance of $907,800 is now classified as a current liability.  We anticipate we will continue borrowing funds or obtaining additional equity financing to provide working capital. We do not have sufficient cash on hand or from operations to support the Company's operations for the next twelve months.

The audit report of the Company’s independent registered public accounting firm for the year ended December 31, 2009 includes a “going concern” explanation. In the auditor’s opinion, the Company’s limited operating history and accumulated deficit as of December 31, 2009, raised substantial doubt about the Company’s ability to continue as a going concern. We require approximately $6.5 million in capital over the next twelve months to pay off accounts payable and accrued expenses, and the convertible notes and notes payable reaching maturity unless we are able to obtain additional extensions.

Due to our limited cash flow, operating losses and intangible assets, it is unlikely we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from our major stockholders and other outside sources to fund our current operations. If these outside sources are unwilling or unable to provide necessary working capital to us, we will probably not be able to sustain operations. We have no written agreements or contractual obligations in place which require our outside sources to continue to finance our operations. The NT Media and eCast convertible notes payable are voluntarily convertible when ours or eCast's securities (as the case may be) are trading publicly and the underlying stock of the convertible notes have been registered with the SEC and declared effective. If they remain unpaid, the notes will automatically convert to Common Stock on the fifth anniversary of their respective issuances.  Thus, the current convertible notes would be mandatorily converted during 2010 of $907,800 unless they become eligible for conversion prior to that time, or have been extended by the parties.

If adequate funds do not become available, management believes its officers and directors will contribute capital amounts necessary to fund the Company’s ongoing expenses; however, the Company’s officers and directors are under no obligation to do so.  If we are unable to pay the Company’s debt as it becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of the Company’s initiatives and will be forced to consider steps that would protect the Company’s assets against creditors.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On October 21, 2010, the Company was served with a lawsuit filed by AJ Robbins, P.C. which was the Company's former auditor. The suit was filed in District Court, City and County of Denver Colorado. The Plaintiff is seeking $115,990 for accounting services performed in 2005, 2006, and 2007. The Company disputes this amount.

Under Colorado Law, an answer to the complaint is due by November 20, 2010. The Company has retained Counsel in Denver Colorado and plans to vigorously defend itself in this action. Counsel has obtained an extension until December 15, 2010 to file an answer. Such answer is being prepared by Counsel at this time and the Company plans to answer before December 15, 2010.

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

NT MEDIA CORP. OF CALIFORNIA, INC.

Dated: November 19, 2010	/s/ Ali Moussavi
Ali Moussavi,
President, Chief Executive Officer (Principal Executive Officer), and Acting Chief Financial Officer (Acting Principal Financial Officer)