Form 10-K
period 2010-12-31
NT MEDIA CORP OF CALIFORNIA INC
filed 2011-04-18
CIK 318622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One):

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________to _____________

Commission File Number 000-31012

NT MEDIA CORP. OF CALIFORNIA, INC.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the common stock held by non-affiliates as of June 30, 2010 was $523,842.

As of April 15, 2011, there were 26,542,093 shares of the registrant’s common stock outstanding.

Forward Looking Statements

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project" and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statement you read in this annual report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this annual report which would cause actual results to differ before making an investment decision. We are under no duty to update any of the forward-looking statements after the date of this annual report or to conform these statements to actual results.

PART I

Item 1.	Description of Business

 General

NT Media Corp. of California, Inc. NT Media is a Delaware corporation incorporated on March 14, 2000.  The Company has primarily been engaged in developing, producing and distributing programming for the entertainment industry including creating music platforms and skilled gaming in the United States (“US”) and abroad and vertical social and professional networks. In addition, the Company has developed several websites over the past several years including www.neurotrash.tv, www.singlefathernetwork.com, and www.stemcellstalk.com. Because these websites have not generated the advertisement revenues forecasted, the Company has begun to phase them out and will complete this process in 2011 as it shifts its focus to the development of a medical tourism web portal.

On November 1, 2010, the Company's Board of Directors (“BOD”) and management decided to change the focus of its business from entertainment and website development to websites dedicated to the facilitation of medical tourism. The Company believes that due to the potential high growth in the medical tourism industry, it is a better use of the Company's resources than operating the currently owned variety of websites. The Company is discontinuing operations and maintenance of web destinations that it launched in the last several years while it transitions its operations to the development of one or more medical tourism websites.

New Company Focus

The Company has decided to redirect its focus on the medical tourism industry which it believes has high growth potential with minimal upfront web portal development costs. The Company has recognized a unique opportunity to utilize its core competencies in web development in the emerging medical tourism market. The Company’s new vision is to be a premier global healthcare facilitator via the development of a web portal for resources in the medical tourism industry. The Company’s new mission is to provide exceptional health care and services by highly qualified surgeons and advanced state-of-the-art facilities outside of the US for a fraction of the cost of traditional healthcare in the US and other developed nations by providing individuals the opportunity to research and connect with the providers of services abroad outside of their country of residence. The Company’s sole employee is its president and he will continue his role as such. The Company plans to hire outside consultants and contractors in the initial phases of the business transition in order to develop the Company's websites, partnerships and content with respect to all aspects of non-US medical services, transportation and regulations. The Company will seek financing for the new venture through private placements of equity and the issuance of debt securities to private investors. There can be no assurances that the Company will successfully transition its business operations, attract or retain new personnel or obtain financing on terms satisfactory to the Company, if at all.

The Company filed a Fictitious Business Name Statement for “Global Health Voyager” with the Los Angeles County Clerk on November 2, 2010 and has been conducting business under that name.  The Company’s core competencies in web developing, marketing, and social networking will allow it to cost effectively provide information about world-class healthcare services via its medical tourism website which will be launched in the second quarter of 2011.

The Company’s reasons for focusing in this new business are as follows:

-	Anticipated growth rate of medical tourism industry

-	Low overhead

-	Emerging healthcare reform in the US

-	Fragmented businesses currently in the industry

-	Rising US healthcare costs

-	Growing uninsured and under-insured demographic in the US

-	International accreditation standardizing healthcare

-	Long waiting periods for procedures in developed countries

-	Lower cost for procedures in exotic locations with the added bonus of a vacation during rehabilitation

Medical Tourism Industry

According to the Deloitte Center for Health Solutions (“DCHS”), there are many factors contributing to the evolution of the medical tourism industry. The first, and most significant, is the high price of medical procedures in the US. In many Western European countries, the affluent often desire to have medical procedures without waiting. The US, particularly, will be responsible for a large portion of the medical tourism industry as millions of Americans are either uninsured or under-insured. Costs for procedures abroad are often less than the insurance co-payments in the US, sometimes significantly so. American insurance companies have noticed this, and have begun to explore partnerships with doctors and hospitals overseas to take advantage of the price disparity.

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

In addition to cost savings, there is another significant motivation for medical tourism. Given the stringent and often politically motivated hurdles preventing certain types of procedures from being conducted in the US and Western Europe, such as stem cell therapy, at times patients' only viable option is medical travel.

Medical tourism is experiencing growth in the US and abroad driven by disparity in cost for required and elective surgical and other medical treatments and procedures within and outside of the US. The Medical Tourism Association reported that several million Americans traveled abroad for medical care in 2009 and the DCHS projects that outbound medical tourism could reach upwards of 1.6 million patients by 2012, with sustainable annual growth of 35 percent. The Company intends to capitalize on the growth in this industry through the development of our web-based platform and by developing relationships with hospitals and health care providers worldwide. We believe that the website planned by the Company will make it easy for patients to navigate and obtain information regarding healthcare services performed worldwide.

Recent Events

Since the Company’s change in focus toward medical tourism, the Company has participated in many industry events, adding value and opportunity toward accomplishing its vision. The Company has attended a number of conferences and seminars regarding medical tourism and in relation has established great relationships with hospitals, clinics, insurance providers, travel agents, and other facilitators.

On November 2, 2010, the Company entered into a facilitating agreement with the Apollo Hospital Group (“Apollo”). Through the agreement, the Company plans to offer all of Apollo’s services to its users, which includes over 95 surgical specialties and 8500 beds across 53 hospitals within and outside of India. Apollo is one of the largest healthcare groups in Asia.

On November 10, 2010, the Company entered into a facilitating agreement with Hospital Clinica Biblica of Costa Rica. Through this agreement, the Company plans to offer all of Hospital Clinca Biblica’s specialty procedures to its users. The hospital has developed an area of specialized services in more than 40 specialties and their respective sub-specialties in areas such as Chronic Cerebro-Spinal Venous Insufficiency (“CCSVI”) liberation therapy for patients with Multiple Sclerosis, makes it one of the leading institutions in Costa Rica.

On November 15, 2010, the Company entered into a facilitating agreement with Assaf Harofeh Medical Center of Israel. Through this agreement, the Company plans to offer all of the hospitals advanced surgical procedures to its users. The hospital specializes in areas such as in-vitro fertilization therapy and cancer treatments/therapies, which will be accessible to the Company’s users.

The Company plans to continuing establishing and growing its network of hospitals, clinics, insurance providers, travel agencies, and other facilitators within the medical tourism industry as it continues work on the launch of its website scheduled to launch in the second quarter of 2011.

Employee Agreement

In January 2008, the Company entered into an employment agreement with Mr. Ali Moussavi.  As part of the agreement Mr. Moussavi’s services include acting as the Chairman of the Board, Chief Executive Officer and President of the Company. On May 15, 2008, Mr. Moussavi and the Company, with the approval of the Board, agreed to memorialize the conditions by entering into a final employment agreement (the “Moussavi Agreement”), under which Mr. Moussavi would continue to provide services as Chief Executive Officer and President of the Company on a full time basis. The material terms of the Moussavi Agreement are described below.

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

Governmental Approval

We are not presently aware of any governmental agency approval required for any of our existing operations or operations of our medical tourism website. We are subject to Federal Trade Commission regulations and other federal and state laws relating to the development, production, and distribution of entertainment programming, which we are phasing out over the upcoming year. We believe we are in compliance with all laws, rules, and regulations material to our operations.

Marketing and Sales

The Company has plans to work with marketing firms that specialize in search engine optimization (“SEO”) and other means of trafficking new users to our websites. There is no certainty of the effectiveness these firms may have on the marketing and sales of the Company. The Company has established an initial social media presence on www.medicaltourismcity.com to network and market with hospitals, clinics, associations, and other facilitators within the medical tourism industry. The Company will create groups in support of upcoming medical tourism conferences it plans on attending. The Company has also joined groups that encourage networking and open communication among hospitals, clinics, and other facilitators.  The Company anticipates this social media website to be a great resource for the Company to expand its network and establish creditability within the medical tourism community. The Company constantly seeks favorable medical tourism conferences to attend and expand its network and brand recognition within the medical tourism industry.

Employees

As of April 15, 2011 we had one employee.  We also employ outside consultants from time-to-time to provide various services.  Our employee is not represented by a labor union.

Competition

We compete with a wide variety of companies in the medical tourism industry. These competitors range from established hospitals, medical tourism facilitators, and travel agencies, to other healthcare providers in the US and abroad. In addition, as the medical tourism industry grows and expands into other sectors such as travel and insurance, better financed and established entities may expand into, acquire, invest or continue to consolidate within the industry, thus increasing the competitive pressures that we face.

Intellectual Property

We own the service mark “Neurotrash” registered in the United States Patent and Trademark Office under Certificate of Registration 2,450,157 dated May 8, 2001.

Item 1A.                      Risk Factors

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS TOGETHER WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. SOME OF THE INFORMATION CONTAINED IN THIS DISCUSSION AND ANALYSIS OR SET FORTH ELSEWHERE IN THIS ANNUAL REPORT, INCLUDING INFORMATION WITH RESPECT TO OUR PLANS AND STRATEGIES FOR OUR BUSINESS, INCLUDES FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. YOU SHOULD REVIEW THE "RISK FACTORS" SECTION OF THIS REPORT FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE RESULTS DESCRIBED IN OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD SUFFER.

Our independent auditors’ report expresses substantial doubt about our ability to continue as a going concern.

Our independent auditors’ report, dated April 15, 2011 includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit and accumulated deficit of $7,974,426 as of December 31, 2010. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  We have experienced operating losses since the date of the auditors’ report and in prior years. Our auditors’ report may impede our ability to raise additional capital on terms acceptable to us. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.  If we are unable to continue as a going concern, your entire investment in us could be lost.

Our failure to timely pay our indebtedness may require us to consider steps that would protect our assets against our creditors.

If we cannot raise additional capital, we will not be able to repay our debt or pursue our business strategies as scheduled, or at all, and we may cease operations.  We have been unable to pay all of our creditors and certain other obligations in accordance with their terms.  As of December 31, 2010, we have approximately $4.5 million in debt obligations, including interest, payable within the next 12 months. During 2010, we issued debt of approximately $255,000.  These notes are either being paid currently or have been extended by agreement.  However, we cannot assure you any note holder will continue to extend payment of these debt obligations or ultimately agree to revise the terms of this debt to allow us to make scheduled payments over an extended period of time.  We have no cash on hand and we do not expect to generate material cash from operations within the next 12 months.  We have attempted to raise additional capital through debt or equity financings and to date have had limited success.  The downtrend in the financial markets has made it extremely difficult for us to raise additional capital.  In addition, our common stock trades on the Over The Counter Bulletin Board which makes it more difficult to raise capital than if we were trading on the NASDAQ Stock Market.  Also, our default in repaying our debt may make it more difficult for us to raise additional capital.  If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

We have a history of losses and we do not anticipate that we will be profitable in fiscal 2011.

We have incurred losses since inception and did not generate sufficient revenues to cover our expenses during 2009 and 2010.  We had an accumulated deficit of approximately $7.9 million as of December 31, 2010.  During 2010, we incurred a net loss of approximately $627,000.  Achieving profitability depends upon numerous factors, including our ability to raise additional capital in order to produce projects, which in turn will generate sales.  We do not anticipate we will be profitable in 2011.  As a result of the losses and negative cash flows from operations, our ability to continue operations will depend on our ability to generate increased revenues and the availability of outside financing for working capital. If we are unable to generate sufficient revenues in the near future to cover our expenses or obtain outside capital to cover operating expenses, we may be unable to expand or maintain business operations.

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

Our ability to establish our current websites and launch new ones bears risk. If we are not able to gain acceptance in the medical tourism and health care market, we may not be able to generate meaningful revenue and may not be able to continue to operate. Our commercial success will also depend on our ability to market our websites which may require additional capital. If we cannot market effectively and we do not attract significant visitors to our websites, it will be difficult to recognize advertising revenue.

The competitive market in which we operate may make it very difficult to develop our medical tourism project.

Our focused industry is relatively new and is fragmented with low barriers to entry. This may have an adverse effect on our ability to compete and recognize advertising revenue since we may be competing against larger, more established entities, entities with existing expertise in the medical industry and entities with expertise in launching new websites. Such entities may be better funded or staffed than we are and may be able to enter the market more rapidly.

Our stock price is volatile.

Our revenues and operating results in any particular quarter may fluctuate as a result of a number of factors, including competition in the markets in which we operate, delays in acquiring new core businesses, the current economic conditions as well as the performance of the health care and travel industries as discussed above.  Our future operating results will depend, to a large extent, on our ability to anticipate and successfully react to these and other factors and successfully implementing our growth strategy.  Failure to anticipate and successfully overcome these and other factors could adversely affect our business, financial condition and results of operations.

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

The loss of our President and Chief Executive Officer would disrupt our business.

Our success depends in substantial part upon the services of Ali Moussavi, our President and Chief Executive Officer. The loss of or the failure to retain the services of Mr. Moussavi would adversely affect the development of our business and our ability to realize profitable operations. We do not maintain key-man life insurance on Mr. Moussavi and have no present plans to obtain this insurance.

We are subject to the Requirements of Section 404 of the Sarbanes-Oxley Act. If we are unable to timely comply with Section 404, our stock price and results of operations and financial condition could be materially adversely affected.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Management, including our Chief Executive Officer ("CEO"), who is also our Acting Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") as of the end of the reporting period covered by  the Company's Annual Report on Form 10-K, December 31, 2010. The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management performed such an evaluation and based on such evaluation, our CEO and Acting CFO concluded that, as of the end of such period, our disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and Acting CFO, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal  executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to  provide reasonable assurance regarding the reliability of financial  reporting and the preparation of financial statements for external  purposes in accordance with accounting principles generally accepted in the United  States of America (“US GAAP”) and includes those policies and procedures that:

     *    Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

     *    Provide reasonable assurance that transactions are recorded  as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

     *    Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

As of December 31, 2010, our Management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such  assessments. Based on that evaluation, they concluded that, as of the end of the period covered by this report, such internal controls over financial reporting were not effective to control deficiencies that constituted material weaknesses.   A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.

Our failure to maintain adequate disclosure controls and procedures and internal control over financial reporting may mean that prospective investors and partners will lack confidence in our financial statements, which could cause us to lose financing opportunities or business opportunities, each of which could have a material adverse effect on our business and on our stock price and trading.  While our management is working to remedy the material weaknesses there can be no assurance that such actions will be successfully implemented or that we will be able to fully overcome such material weaknesses.

Potential anti-takeover tactics through issuance of preferred stock rights may be detrimental to common shareholders.

We are authorized to issue up to 5,000,000 shares of preferred stock, of which none currently are issued and outstanding. The issuance of preferred stock does not require approval by the shareholders of our common stock.  Our Board of Directors (“BOD”), in its sole discretion, has the power to issue preferred stock in one or more series and establish the dividend rates and preferences, liquidation preferences, voting rights, redemption and conversion terms and conditions and any other relative rights and preferences with respect to any series of preferred stock.  Holders of preferred stock may have the right to receive dividends, certain preferences in liquidation and conversion and other rights, any of which rights and preferences may operate to the detriment of the shareholders of our common stock.  Further, the issuance of any preferred stock having rights superior to those of our common stock may result in a decrease in the market price of the common stock and, additionally, could be used by our Board as an anti-takeover measure or device to prevent a change in our control.

Our common stock is considered a “Penny Stock.” The application of the “Penny Stock” rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell shares.

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

The OTC Bulletin Board (the “OTCBB”) is a regulated quotation service that displays real-time quotes, last sale prices and volume limitations in over-the-counter securities.

Because trades and quotations on the OTCBB involve a manual process, the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmations may be delayed significantly. Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Lower trading volumes in a security may result in a lower likelihood of an individual’s orders being executed, and current prices may differ significantly from the price one was quoted by the OTC Bulletin Board at the time of the order entry.

Orders for OTCBB securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTCBB. Due to the manual order processing involved in handling OTCBB trades, order processing and reporting may be delayed, and an individual may not be able to cancel or edit his order. Consequently, one may not be able to sell shares of common stock at the optimum trading prices.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of securities on the OTCBB if the common stock or other security must be sold immediately. Further, purchasers of securities may incur an immediate “paper” loss due to the price spread. Moreover, dealers trading on the OTCBB may not have a bid price for securities bought and sold through the OTCBB. Due to the foregoing, demand for securities that are traded through the OTCBB may be decreased or eliminated.

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

During 2002, the Company's subsidiary settled a lawsuit with its prior landlord of $100,000. As of December 31, 2010 the balance due for the settlement had not been paid and is reflected as a current liability in the accompanying consolidated balance sheet. Management is aware of a threatened litigation matter involving the nonpayment of certain legal fees. The claim for this matter is approximately $9,000. Management is not aware of any attempts by the claimant for pursuit of the litigation.

On or about September 24, 2010, the accounting firm of A.J. Robbins, P.C. filed a lawsuit in Colorado state court seeking recovery of fees allegedly owed for accounting services performed during 2004 to 2008.  The claims have been asserted against NT Media and our CEO, Ali Moussavi, as a result of a personal guarantee.  The Company disputes the amount of fees owed as claimed by A.J. Robbins and intends to oppose the suit.

On December 15, 2010, Defendant filed an Answer which asserts several defenses. The parties have exchanged initial disclosures, and the matter has been set for trial commencing on December 5, 2011.  Formal discovery has not yet commenced.

Item 4.	Removed and Reserved

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the OTCBB under the symbol “NTMI.” The following table sets forth the high and low bid information of our common stock on the OTCBB for each quarter during the last two fiscal years, as reported by the OTCBB.  This information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High Bid	Low Bid

Year Ended December 31, 2009
First Quarter	$0.0295	$0.016
Second Quarter	0.0035	0.0035
Third Quarter	0.015	0.0125
Fourth Quarter	0.04	0.036

Year Ended December 31, 2010
First Quarter	0.021	0.045
Second Quarter	0.015	0.04
Third Quarter	0.0041	0.025
Fourth Quarter	0.01	0.025

Holders

As of April 15, 2011, we had 108 shareholders of record of our common stock.  Our Transfer Agent is Transfer Online, 512 SE Salmon Street, Portland, OR 97214.

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

 Recent Sales of Unregistered Securities

During 2010, we issued the following securities which were not registered under the Securities Act of 1933, as amended.  We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are “accredited investors” for the purpose of Rule 501 of the Securities Act. For these reasons,  among others,  the offer and sale of the following  securities  were made in reliance on the  exemption  from registration  provided by Section  4(2) of the  Securities  Act or  Regulation D promulgated by the SEC under the Securities Act:

During 2010, we issued 1,361,764 to third parties for services valued at $32,294.

Aside from the above transactions, we have not sold any unregistered securities during the last fiscal year other than those previously reported in Quarterly Reports on Form 10-Q or Current Reports on Form 8-K and filed with the Securities and Exchange Commission.

Securities Authorized For Issuance Under Equity Compensation Plans

Set forth in the table below is information regarding awards made through equity compensation plans, through December 31, 2010, for our last fiscal year.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A

Equity compensation plans not approved by security holders
2006 Consultant Stock Plan	0 (1)	N/A	0
2007Equity Incentive Plan	0	N/A	0
2007-1 Equity Incentive Plan	0	N/A	0
2007-2 Equity Incentive Plan	0	N/A	0
2009 Equity Incentive Plan	0	N/A	638,236

(1)	Represents total number of shares of common stock originally authorized for stock grants. The Plan does not authorize stock option grants.

(2)	Represents number of shares of common stock authorized but not issued under the S-8 plan. The plan does not authorize stock option grants.

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

On September 28, 2007, our Board adopted the 2007-1 Equity Incentive Plan (the “2007-1 Plan”).  The 2007-1 Plan authorizes common stock grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  We reserved 400,000 shares of our common stock for awards to be made under the 2007-1 Plan.  The 2007-1 Plan is to be administered by a committee of two or more members of our Board.

On November 2, 2007, our Board adopted the 2007-2 Equity Incentive Plan (the “2007-2 Plan”).  The 2007-2 Plan authorizes common stock grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  We reserved 400,000 shares of our common stock for awards to be made under the 2007-2 Plan.  The 2007-2 Plan is to be administered by a committee of two or more members of our Board.

On March 6, 2009, our Board adopted the 2009 Equity Incentive Plan (the “2009 Plan”).  The 2009 Plan authorizes common stock grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  We reserved 2,000,000 shares of our common stock for awards to be made under the 2009 Plan.  The 2009 Plan is to be administered by a committee of two or more members of our Board.

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

Item 7.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.                Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to furnish this information.

Overview

The Company has primarily been engaged in developing, producing and distributing programming for the entertainment industry including creating music platforms and skilled gaming in the US and abroad and vertical social and professional networks. In addition, the Company has developed several websites over the past several years including www.neurotrash.tv, www.singlefathernetwork.com, and www.stemcellstalk.com. Because these websites have not generated the advertisement revenues forecasted, the Company has begun to phase them out and will complete this process in 2011 as it shifts its focus to the development of a medical tourism web portal. On November 1, 2010, the Company's BOD and Management decided to change the focus of its business from entertainment and website development to websites dedicated to the facilitation of medical tourism. The Company is discontinuing operations and maintenance of web destinations that it launched in the last several years while it transitions its operations to the development of one or more medical tourism websites. Over the next twelve-month period, we anticipate needing the following operating capital amounts:

Purpose	Amount
Additional Employees	$150,000

Marketing and Public Relations Campaigns	$635,000

Participation in Industry and Trade Functions	$82,000

Ongoing Operations	$330,000

Capital needed for total amount of convertible notes reaching maturity (unless notes are extended)	$907,800

Capital needed for total amount of notes payable reaching maturity (unless notes are extended)	$1,059,371

Capital needed to pay accounts payable and accrued expenses owing	$2,413,464

Outside financing will continue to be necessary to meet our anticipated working capital needs for the foreseeable future. Given our current financial position for the immediate future, we expect to operate our current lines of business under strict budgetary constraints in order to keep operating expenses as low as possible until new core businesses are acquired. We will attempt to negotiate extensions of our debt obligations or negotiate for the conversion of some or all of our debt into equity; however, we cannot assure our success. We will seek equity or debt financing but we cannot make any assurances that we will close on such financings on terms acceptable to us, if at all.

New Company Strategy

The Company’s goal is to utilize its expertise in web development and marketing to create its own platform that will assist patients in finding suitable international healthcare providers that meet their needs. The Company intends to capitalize on the growth in this industry through the development of its own web-based platform and by developing relationships with hospitals and health care providers worldwide. The Company has plans to grow organically by partnering with leading hospitals and facilitators in the medical tourism industry. The Company is in the midst of developing a platform that increases customer awareness of medical tourism, and offers a broad and complete resource for those seeking medical treatments abroad. There can be no assurances that the Company will successfully enter into partnerships with industry leaders.

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

Since the Company’s change in focus toward medical tourism, the Company has participated in many events, adding value and opportunity toward accomplishing its vision. The Company has attended a number of conferences and seminars regarding medical tourism and in relation has established great relationships with hospitals, clinics, insurance providers, travel agents, and other facilitators.

On November 2, 2010, the Company entered into a facilitating agreement with Apollo. Through the agreement, the Company plans to offer all of Apollo’s services to its users, which includes over 95 surgical specialties and 8500 beds across 53 hospitals within and outside of India. Apollo is one of the largest healthcare groups in Asia.

On November 10, 2010, the Company entered into a facilitating agreement with Hospital Clinica Biblica of Costa Rica. Through this agreement, the Company plans to offer all of Hospital Clinca Biblica’s specialty procedures to its users. The hospital has developed an area of specialized services in more than 40 specialties and their respective sub-specialties in areas such as CCSVI liberation therapy for patients with Multiple Sclerosis, makes it one of the leading institutions in Costa Rica.

On November 15, 2010, the Company entered into a facilitating agreement with Assaf Harofeh Medical Center of Israel. Through this agreement, the Company plans to offer all of the hospitals advanced surgical procedures to its users. The hospital specializes in areas such as in-vitro fertilization therapy and cancer treatments/therapies, which will be accessible to the Company’s users.

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

The Company anticipates cash requirements of approximately $5.6 million in the next 12 months, the bulk of which would be put toward the repayment of notes that will be due and for capital required for launching and promoting “the Company”. The remainder will be used for marketing and professional services and personnel. We will attempt to raise such funds through private placements of debt and equity throughout the year, but there can be no assurance that we will be successful in such private placements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, and that would be considered material to investors.

Liquidity and Sources of Capital

We have incurred operating losses as of December 31, 2010 with an accumulated deficit of $7.9 million.  At December 31, 2010, we had $1 of cash or equivalents and a net working capital deficit of $4.5 million.

During the last four years, both our Company and our wholly-owned subsidiary, eCast Media Corporation, Inc. have been dependent on borrowed or invested funds in order to finance their ongoing operations.  As of December 31, 2010, eCast had $620,000 in outstanding debt represented by 6% convertible notes while we had $287,800 in outstanding debts represented by 6% convertible notes. These notes have been issued to two of our major stockholders and are classified as current liabilities at December 31, 2010. During the year ended December 31, 2010, we converted no principal due under these notes to the Company's common stock.

During 2010, we borrowed $35,845 from our President through non-interest bearing notes, of which none has been repaid as of December 31, 2010. The Company made payments of principal to its President of $12,672 during 2010 for loans originating in prior years. In addition, we borrowed $2,094 from related parties under non-interest bearing notes, of which $2,094 has been repaid as of December 31, 2010.  The Company made additional payments of principal to the related party of $8,774.  From non-related parties, we borrowed $217,000 and repaid none during 2010. We anticipate having to continue to borrow funds or obtain additional equity capital to provide our working capital.

The audit report of our independent registered public accounting firm for the year ended December 31, 2010 includes a “going concern” explanation. In the accountant’s opinion, our limited operating history and the accumulated net deficit as of December 31, 2010, raised substantial doubt about our ability to continue as a going concern.  We require approximately $4.4 million in capital over the next twelve months to pay off accounts payable and accrued expenses, and the convertible notes and notes payable reaching maturity unless we receive additional extensions.

Due to our limited cash flow, operating losses and intangible assets, it is unlikely we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from our stockholders and other outside sources in order to fund our current operations. If these outside sources are unwilling or unable to provide necessary working capital to us, we would probably not be able to sustain our operations.  There is no written agreement or contractual obligation, which would require our outside sources to fund our operations up to a certain amount or indeed continue to finance our operations at all.  The NT Media and eCast notes are voluntarily convertible when our or eCast's securities (as the case may be) are trading publicly and the underlying stock of the convertible notes has been registered with the SEC and declared effective.  It is mandatory that they must be converted or paid on the fifth year of their anniversary date.  Thus, the current convertible notes would be mandatorily converted during 2011 of $907,800 unless they become eligible for conversion prior to that time, or have been extended by the parties. The notes have been extended by mutual agreement between both parties.

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

None.

Item 9A.                Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Management, including our Chief Executive Officer ("CEO"), who is also our Acting Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of a date (the "Evaluation Date") as of the end of the reporting period covered by  the Company's Annual Report on Form 10-K, December 31, 2010. For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on such evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal  executive and principal financial officers and effected by the Company's BOD, management and other personnel, to  provide reasonable assurance regarding the reliability of financial  reporting and the preparation of financial statements for external  purposes in accordance with US GAAP and includes those policies and procedures that:

     *    Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

     *    Provide reasonable assurance that transactions are recorded  as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

     *    Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management identified the following internal control deficiencies during its assessment of our internal control over financial reporting as of December 31, 2010:

1.	We did not have effective comprehensive entity-level internal controls specific to the structure of our BOD;

2.	We did not have formal policies governing certain accounting transactions and financial reporting processes;

3.	We did not obtain attestations by all members of our BOD and our executive officers regarding their compliance with our Code of Ethics and our Code of Ethics did not apply to our other employees;

4.
We did not perform adequate oversight of certain accounting functions and maintained inadequate documentation of management review and approval of accounting transactions and financial reporting processes; and

5.
We had not fully implemented certain control activities and capabilities included in the design of our financial system.  Certain features of our financial system are designed to automate accounting procedures and transaction processing, or to enforce controls.

In addition, because of the Company's severe cash constraints, there are no employees or contractors dedicated solely to the functions of book keeping or accounting.  In addition, the Company's current personnel lack sufficient skills, training and experience in the review process in order to ensure the complete and proper application of generally accepted accounting principles. In addition, the Company can only afford to retain its outside accountants to review the books and records of the Company on a quarterly basis and in connection with the annual audit of financial statements, whereas more timely and increased periodic reviews would be beneficial to the Company's internal controls over financial reporting pending development of an internal accounting staff. These material weaknesses were identified by our CEO and Acting CFO in connection with the review of our financial statements as of December 31, 2010.

Management’s Remediation Initiatives

We are in the process of evaluating remediation tasks for our material weaknesses and deficiencies.  We have already begun to remediate many of the deficiencies. However, others will require additional people, including adding new directors to our BOD, which may be difficult to do.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.	Identify and retain potential new directors for our Board with a goal of having sufficient independent board of directors oversight;

2.
Establish comprehensive formal general accounting policies and procedures and require employees to sign off on such policies and procedures as documentation of their understanding of and compliance with internal policies;

3.	Require all employees and directors to sign our Code of Ethics on an annual basis and retain the related documentation;

4.
Implement appropriate management oversight and approval activities in certain areas of the Company’s operations, including, but not limited to, employee and consultant expense reimbursements, customer invoicing, and period-end closing processes; and

5.	Centralize our financial reporting system and move all decentralized off-line processes to our new centralized financial reporting system.

We intend to implement the five initiatives above as soon as possible.  Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2011.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.                  Other Information.

None.

PART II

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Set forth below are the names, ages, positions and business experience of our directors and executive officers as of April 15, 2011.

Name	Age	Position
Ali Moussavi	40	Chief Executive Officer, President, Acting Chief Financial Officer and Chairman of the BOD

Christopher Briggs	40	Director

All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualified.  Officers serve at the pleasure of the Board of Directors.

There are no family relationships among any of our directors, executive officers, or persons nominated or chosen as our directors or executive officers.

 Business Experience

Christopher Briggs.  Mr. Briggs was appointed Director of the Company, and the Company’s CEO and CFO on June 30, 2003.  He resigned from those positions as of June 30, 2005, but he remains a Director of the Company. From April 2002 to June 2003, Mr. Briggs managed the Company’s office in Montreal, Canada.  Prior to joining the Company, Mr. Briggs was employed for over four years as a development executive with Next Entertainment, a TV production company. Mr. Briggs international connections will serve in the Company having a presence in the global medical tourism industry.

Ali Moussavi.  Mr. Moussavi has been a Director of the Company since April 17, 2001 and Secretary since May 10, 2002.  On June 23, 2005, he became the Company’s CEO and Acting CFO. He had been a Managing Partner at Astor Capital, Inc. a specialty investment banking boutique and asset management firm, since 1998.  Astor Capital served corporate clients, in particular emerging and high growth companies, as well as asset management clients, including institutions, mutual funds, banks, and select high net worth individuals and family trusts. Mr. Moussavi is the Vice President of Global Strategy at Universal Detection Technology, Inc. and is a member of the board of directors of Riddle Records, Inc. Mr. Moussavi experience in creating online media destinations and connections with medical facilitators is pivotal in the Companies venture in the medical tourism industry.  Mr. Moussavi holds a BA from New York University.

Involvement in Certain Legal Proceedings

None of the directors or executive officers have, during the past ten years:

☐
Had any petition under the federal bankruptcy laws or any state insolvency law filed by or against, or had a receiver, fiscal agent, or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

☐	Been convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
☐
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

	(ii)	Engaging in any type of business practice; or
	(iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;
☐
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (i) above, or to be associated with persons engaged in any such activity;

☐
Been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, where the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

☐
Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, where the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated.

☐	Been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:
	(i)	Any federal or state securities or commodities law or regulation; or
(ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

	(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
☐
Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership, and reports of changes in ownership, of our common stock and other equity securities of ours.  Executive officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports that they file.  To our knowledge, based solely on a review of the copies of the reports furnished to us, and representations from our executive officers and directors that no other reports were required during the fiscal year ended December 31, 2010, we believe our executive officers, directors and greater than ten percent shareholders of our common stock complied with all Section 16(a) filing requirements applicable to them.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) which is designed to set the standards of business conduct and ethics and help directors and employees resolve ethical issues.  The Code applies to all directors and employees, including the Chief Executive Officer and Chief Financial Officer and other persons performing similar functions.  The Code covers topics including, but not limited to, conflicts of interest, confidentiality of information, fair dealing with customers, supplies and competitors, and compliance with applicable laws, rules and regulations.  The purpose of the Code is to ensure to the greatest possible extent that our business is conducted in a consistently legal and ethical manner.  Upon written request to the Company, we will provide a copy of the Code free of charge. Any such request should be directed to the Company at the address set forth on the cover page of this annual report.

Item 11.	Executive Compensation

Executive Compensation

The following executive compensation disclosure reflects all compensation awarded to, earned by, or paid to the executive officers below for the fiscal years ended December 31, 2010 and December 31, 2009.  The following table summarizes all compensation for fiscal years 2010 and 2009 received by our CEO.  No other executive officer earned in excess of $100,000 in 2010.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compe-nsation ($)	Total ($)
Ali Moussavi, President, CEO, Acting CFO, and Chairman of the BOD	2009	$150,000	--	--	35,000	--	--	--	$185,000
Ali Moussavi, President, CEO, Acting CFO, and Chairman of the BOD	2010	$150,000	--	--	35,000	--	--	--	$185,000

Outstanding Equity Awards at Fiscal Year-End

There are no unexercised options, unvested stock awards, or equity incentive plan awards outstanding for the above-named executive officer as of December 31, 2010.

Compensation of Directors

No director received compensation during the 2010 fiscal year.

Employment Agreements

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

The following table sets forth information as of April 15, 2011, relating to the ownership of our common stock, by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors and nominees, (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group.  Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Class (1)

Christopher Briggs (2) 616 Milwood Ave. Venice, CA 90921	1,000	*
Ali Moussavi (3) 7800 Oceanus Ave Los Angeles, CA 90046	10,000,000	37.67%
Astor Capital, Inc. (4) 340 N. Camden Drive #302 Beverly Hills, CA 90210	22,899	*
Directors and executive officers as a group (2 persons)	10,023,899	37.76%
* Less than 1%.

(1)
Under Rule 13d-3 under the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by that person (and only that person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership with respect to the number of shares of our common stock actually outstanding at April 15, 2011.  As of April 15, 2010, we had 26,542,093 common shares, $.001 par value, outstanding.

(2)	Mr. Briggs serves as a director of the Company.

(3)	Mr. Moussavi serves as President, CEO, Acting CFO of the Company, and Chairman of our BOD.

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

Described below are certain transactions or series of transactions since January 1, 2009 between us and our executive officers, directors and the beneficial owners of five percent or more of our common stock, on an as converted basis, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, other than compensation arrangements that are otherwise required to be described under “Executive Compensation.”

In 2010, we issued unsecured non-interest bearing promissory notes totaling $35,845 to Ali Moussavi of which no principal was repaid during 2010.  We repaid $12,672 in principal on promissory notes originating in 2009.

In 2010, we issued unsecured non-interest bearing promissory notes totaling $2,094 to Jacques Tizabi all of which was paid in 2010.  We repaid $8,774 in principal on promissory notes originating from prior years.

DIRECTOR INDEPENDENCE

Mr. Briggs is an independent director as that term is defined by NYSE Rule 303A.02(a). The Company currently does not have a nominating/corporate governance committee or an audit and compensation committee. Of the members of the Company’s board of directors, Mr. Briggs meets the NYSE’s independence standards for members of such committees and Mr. Moussavi and does not meet the NYSE’s independence requirements for members of such committees.

Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Goldman Kurland and Mohidin ("GKM, LLP”), for the audit and reviews of our financial statements and services normally provided by an accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2010 and 2009, were approximately $48,750 and $48,750, respectively.

Audit-Related Fees

The aggregate fees billed by GKM, LLP for assurance and related services rendered by GKM, LLP that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2010 and 2009 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed by GKM, LLP for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2010 and 2009, were approximately $0 and $0 respectively.

All Other Fees

No other fees were billed by GKM, LLP for the fiscal years ended December 31, 2010 and 2009.

Prior to engagement, the Board pre-approves all audit or non-audit services performed by the independent auditor.

Item 15.	Exhibits

The following documents are filed as part of this Annual Report on Form 10-K:

(a)	Documents filed as a part of this report:

(1)	Financial Statements

The financial statements of NT Media Corp. of California, Inc. and its subsidiaries for the periods ended December 31, 2010 and 2009 and GKM, LLP’s report dated April 15, 2011.

(2)	Financial Statement Schedules

Not required.

(b)	Exhibits:

Exhibit 2.1	(1)	Stock Exchange Agreement dated April 17, 2001.
Exhibit 3.1	(2)	Certificate of Incorporation dated March 14, 2000.
Exhibit 3.2	(2)	Bylaws dated March 14, 2000.
Exhibit 3.3	(1)	Amendment to Certificate of Incorporation dated April 24, 2001.
Exhibit 4.1	(7)	2009 Equity Incentive Plan dated March 6, 2009
Exhibit 10.4	(6)	Executive Employment Agreement with Ali Moussavi
Exhibit 10.5	(5)	Collaboration Agreement with Sianhome Entertainment
Exhibit 10.6	*	Facilitating Agreement with Apollo Hospital Group
Exhibit 10.7	*	Facilitating Agreement with Hospital Clinica Biblica of Costa Rica
Exhibit 10.8	*	Facilitating Agreement with Assaf Harofeh Medical Center of Israel
Exhibit 14.1	(3)	Code of Business Conduct and Ethics.
Exhibit 21.1	(4)	List of Subsidiaries.
Exhibit 23.1	*	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*       Filed herewith.
(1) Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 1, 2001.
(2) Filed as an exhibit to the Company’s Registration Statement (File No. 333-38322), Amendment No. 1, on Form SB-2/A on August 23, 2000.
(3) Filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed on April 14, 2004.
(4)  Filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed on May 19, 2006.
(5)  Filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed on April 15, 2010.
(6) Filed as an exhibit to the Company’s Current Report on form 8-K filed on May 15, 2008.
(7) Filed as an exhibit to the Company’s Registration Statement on form S-8 filed on March 6, 2009

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2011	NT MEDIA CORP. OF CALIFORNIA, INC.

By:	/s/ Ali Moussavi
Ali Moussavi, President, Chief Executive
Officer and Chairman of the Board of Directors

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2011	/s/ Christopher Briggs
Christopher Briggs, Director

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
NT Media Corporation of California, Inc. and Subsidiaries
Los Angeles, California

We have audited the accompanying consolidated balance sheets of NT Media Corporation of California, Inc. and Subsidiaries, a development stage company (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. The cumulative information from inception (June 4, 1999) to December 31, 2006 included in the consolidated statements of operations, stockholders’ deficit and cash flows from inception to December 31, 2010 was audited by other auditors whose report is presented separately in the Company’s 10-K filing. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended. Further, in our opinion, based on our audits and the report of other auditors as referred to above, the financial statements fairly present in all material respects the results of the Company`s operations and cash flows for the period from inception (June 4, 1999) to December 31, 2010 in conformity with the United States generally accepted accounting principles.

The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses from operations, has a working capital deficit and has an accumulated deficit of $7,974,426 as of December 31, 2010. These conditions raise substantial doubt about the Company`s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from such uncertainty.

[Firm’s Signature]

Goldman Kurland and Mohidin, LLP
Encino, California
April 15, 2011

NT Media Corp. of California, Inc. and Subsidiaries

(A Development Stage Company)
 Consolidated Balance Sheets

	December 31, 2010	December 31, 2009

ASSETS

CURRENT ASSETS
Cash and equivalents	$1	$586
Prepaid Expenses	6,667	—
TOTAL CURRENT ASSETS	$6,668	$586

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$575,653	$532,208
Accrued liabilities	668,421	531,868
Accrued liabilities to related parties	1,190,088	1,000,237
Notes payable	1,059,371	582,119
Notes payable, related party	43,216	28,818
Convertible notes payable	282,200	282,200
Convertible notes payable, related party	625,600	625,600
Accrued litigation settlement	113,178	113,178
TOTAL CURRENT LIABILITIES	4,557,727	3,696,228

LONG-TERM LIABILITIES
Note Payable	—	260,251
TOTAL LIABILITES	4,557,727	3,956,479

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 26,542,093 and 25,180,329 shares issued and outstanding	26,542	25,180
Additional paid-in capital	3,396,825	3,365,893
Deficit accumulated during the development stage	(7,974,426)	(7,346,966)
TOTAL STOCKHOLDERS’ DEFICIT	(4,551,059)	(3,955,893)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,668	$586

See accompanying notes to consolidated financial statements.

NT Media Corp. of California, Inc. and Subsidiaries

(A Development Stage Company)
Consolidated Statements of Operations (UNAUDITED)

	Three months ended
	September 30, 2009	September 30, 2008

REVENUES	$—	$—

COSTS AND EXPENSES
General and administrative	93,737	118,526
TOTAL COSTS AND EXPENSES	93,737	118,526

LOSS FROM OPERATIONS	(93,737)	(118,526)

OTHER INCOME (EXPENSE)
Interest expense	(43,270)	(33,914)
Interest expense, related party	(59,384)	(11,509)
TOTAL OTHER INCOME (EXPENSE)	(102,654)	(45,423)

LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(196,391)	(163,949)

PROVISION FOR INCOME TAXES	—	—

LOSS BEFORE NON-CONTROLLING INTEREST	(196,391)	(163,949)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	—	—

NET LOSS ATTRIBUTABLE TO NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES	$(196,391)	$(163,949)

NET (LOSS) PER SHARE:
BASIC AND DILUTED	$(0.01)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	15,570,028	5,449,002

See accompanying notes to consolidated financial statements.

NT Media Corp. of California, Inc. and Subsidiaries

(A Development Stage Company)
Consolidated Statements of Operations

	Years Ended		Cumulative from June 4,
	December 31, 2010	December 31, 2009	1999 (inception) to December 31, 2010

REVENUES	$—	$—	$385,997

COSTS AND EXPENSES
General and administrative	453,056	467,665	6,172,453
Depreciation and amortization	—	—	132,077
Impairment of film costs	—	—	156,445
Impairment of related party receivables	—	—	35,383
Inventory Write-down	—	—	24,820
Loss on litigation settlement	—	—	100,000
TOTAL COSTS AND EXPENSES	453,056	467,665	6,621,178

LOSS FROM OPERATIONS	(453,056)	(467,665)	(6,235,181)

OTHER INCOME (EXPENSE)
Interest income, related party	—	—	23,154
Interest expense	(133,753)	(164,785)	(873,026)
Interest expense, related party	(39,851)	(87,536)	(502,512)
Loan fees	—	—	(616,000)
Debt forgiven	—	—	290,595
Legal fees forgiven	—	—	12,296
Provision for common stock subscription receivable	—	—	(91,552)
TOTAL OTHER INCOME (EXPENSE)	(173,604)	(252,321)	(1,757,045)

LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(626,660)	(719,986)	(7,992,226)

PROVISION FOR INCOME TAXES	800	800	15,200

LOSS BEFORE NON-CONTROLLING INTEREST	(627,460)	(720,786)	(8,007,426)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	—	—	33,000

NET LOSS ATTRIBUTABLE TO NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES	$(627,460)	$(720,786)	$(7,974,426)

NET (LOSS) PER SHARE:
BASIC AND DILUTED	$(0.02)	$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	25,874,350	14,728,517

See accompanying notes to consolidated financial statements.

NT Media Corp. of California, Inc. and Subsidiaries

(A Development Stage Company)
Consolidated Statements of Cash Flows

	Years Ended		Cumulative from June 4,
	December 31, 2010	December 31, 2009	1999 (inception) to December 31, 2010

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(627,460)	$(720,786)	$(8,007,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	—	132,077
Impairment loss	—	—	336,773
Inventory write-down	—	—	24,820
Impairment of related party receivables	—	—	35,383
Operating expenses paid by reducing note receivable	—	—	10,000
Stock issued for services	32,294	60,000	974,637
Deferred compensation	—	—	10,417
Stock issued for loan fees	—	—	423,000
Stock options issued for services	—	—	60,370
Legal fees forgiven	—	—	(12,296)
Debts forgiven	—	—	(290,595)
Provision for common stock subscription receivable	—	—	89,468
Amount attributable to minority interest	—	—	33,000
Beneficial conversion of debt and accrued interest	—	112,094	233,380
Changes in assets and liabilities:
Interest receivable	—	—	(19,986)
Inventory	—	—	(24,820)
Prepaid Expenses	(6,667)	5,117	(6,667)
Other assets	—	—	(24,000)
Litigation settlement	—	—	100,000
Accounts payable and accrued expenses	179,997	200,408	1,614,619
Accrued expenses, related party	189,851	189,133	1,146,665

Net cash (used in) operating activities	(231,984)	(154,034)	(3,161,180)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Notes receivable from officer	—	—	(45,048)
Collection of notes receivable from officer	—	—	35,048
Notes receivable, related parties	—	—	(50,000)
Collection of notes receivable, related parties	—	—	50,000
Investment in property and equipment	—	—	(18,879)
Investment in film costs	—	—	(133,005)
Investment in web site development costs	—	—	(292,968)

Net cash (used in) investing activities	—	—	(454,852)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—	1,254,154
Payment of offering costs	—	—	(66,450)
Proceeds from notes payable	217,000	176,522	1,447,038
Proceeds from notes payable, related party	37,939	48,688	667,619
Payments of notes payable	—	—	(201,916)
Payments of notes payable, related party	(23,540)	(70,870)	(402,212)
Proceeds from issuance of convertible notes	—	—	917,800

Net cash provided by financing activities	231,399	154,340	3,616,033

NET INCREASE IN CASH AND EQUIVALENTS	(585)	306	1

CASH AND EQUIVALENTS,
Beginning of period	586	280	—
CASH AND EQUIVALENTS,
End of period	$1	$586	$1

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$—	$—	$21,511
Income taxes paid	$—	$—	$4,000

NONCASH FINANCING ACTIVITIES:
Beneficial conversion of debt and accrued interest	$—	$112,094	$233,380
Stock issued for services	$32,294	$60,000	$974,637
Stock issued for loan fees	$—	$—	$423,000
Stock options issued for services	$—	$—	$60,370

See accompanying notes to consolidated financial statements.

NT Media Corp. of California, Inc. and Subsidiaries

(A Development Stage Company)
Consolidated Statements of Stockholders’ Deficit
For the Period From June 4, 1999 (inception) to December 31, 2010

	Common stock				Deficit
	Shares	Amount	Additional paid-in capital	Common Stock Subscription Receivable	accumulated during the development stage	Deferred Compensation	Total

Balance at June 4, 1999 (inception)	—	$—	$—	$—	$—	$—	$—
Stock sales	176,189	176	244,824	(10,000)	—	—	235,000

Net loss for the period from June 4, 1999 (inception to December 31, 1999	—	—	—	—	(65,583)	—	(65,583)
Balance at) December 31, 1999	176,189	176	244,824	(10,000)	(65,583)	—	169,417
Payment received on stock sale - February 1, 2000	—	—	—	10,000	—	—	10,000
Stock sales	56,611	57	449,943	—	—	—	450,000
Net loss	—	—	—	—	(810,463)	—	(810,463)
Balance at December 31, 2000	232,800	233	694,767	—	(876,046)	—	(181,046)
Stock sales	7,200	7	69,475	(69,482)	—	—	—
Reorganization of NT Media - April 17, 2001	60,000	60	(60)	—	—	—	—
Issuance of stock options - August 30, 2001	—	—	19,500	—	—	—	19,500
Net loss	—	—	—	—	(972,048)	—	(972,048)

Balance at December 31, 2001	300,000	300	783,682	(69,482)	(1,848,094)	—	(1,133,594)

Net loss	—	—	—	—	(354,279)	—	(354,279)

Balance at December 31, 2002	300,000	300	783,682	(69,482)	(2,202,373)	—	(1,487,873)

Stock sales	66,478	66	383,341	—	—	—	383,407
Offering costs	—	—	(48,476)	—	—	—	(48,476)
Stock issued for services - July 2, 2003 at $25.00 per share	1,000	1	24,999	—	—	—	25,000
Net loss	—	—	—	—	(307,679)	—	(307,679)

Balance at December 31, 2003	367,478	367	1,143,546	(69,482)	(2,510,052)	—	(1,435,621)

Stock sales	6,042	6	127,866	—	—	—	127,872
Offering costs	—	—	(13,188)	—	—	—	(13,188)
Stock issued for loan fees - June 18, 2004 at $56.40 per share	7,500	8	422,992	—	—	—	423,000
Stock issued for services	2,100	2	188,498	—	—	—	188,500
Issuance of warrants for services - August 10, 2004	—	—	40,870	—	—	—	40,870
Net loss	—	—	—	—	(1,447,749)	—	(1,447,749)

Balance at December 31, 2004	383,120	383	1,910,584	(69,482)	(3,957,801)	—	(2,116,316)

Stock sales - July 13, 2005 at $25.00 per share	1,915	2	47,873	—	—	—	47,875
Offering costs	—	—	(4,786)	—	—	—	(4,786)
Net loss	—	—	—	—	(509,623)	—	(509,623)

Balance at December 31, 2005	385,035	385	1,953,671	(69,482)	(4,467,424)	—	(2,582,850)

Stock issue for services	220,000	220	251,700	—	—	—	251,920
Stock issue for conversion of bridge notes - June 16, 2006 at $0.71 per share	76,056	76	53,924	—	—	—	54,000
Subscription Receivable Write-off	—	—	—	69,482	—	—	69,482
Deferred stock-based compensation	—	—	—	—	—	(10,417)	(10,417)
Net loss	—	—	—	—	(729,496)	—	(729,496)

Balance at December 31, 2006	681,091	681	2,259,295	—	(5,196,920)	(10,417)	(2,947,361)

Stock issue for services	632,892	633	425,397	—	—	—	426,030
Deferred stock-based compensation	—	—	—	—	—	10,417	10,417
Conversion of accrued interest on notes	1,314,105	1,314	93,936	—	—	—	95,250
Beneficial conversion of accrued interest	—	—	110,036	—	—	—	110,036
Net loss	—	—	—	—	(965,746)	—	(965,746)

Balance at Decmber 31, 2007	2,628,088	2,628	2,888,664	—	(6,162,666)	—	(3,271,374)

Stock issue for conversion of convertible notes	1,000,000	1,000	9,000	—	—	—	10,000
Stock issue for conversion of bridge notes	1,550,000	1,550	13,950	—	—	—	15,500
Stock issue for services	710,455	710	21,850	—	—	—	22,560
Beneficial conversion of debt	—	—	11,250	—	—	—	11,250
Other	341	—	—	—	—	—	—
Net loss	—	—	—	—	(463,514)	—	(463,514)

Balance at December 31, 2008	5,888,884	5,888	2,944,714	—	(6,626,180)	—	(3,675,578)

Stock issue for services - January 22, 2009 at $.05 per share	1,100,000	1,100	53,900	—	—	—	55,000
Stock issue for services - April 7, 2009 at $0.01 per share	500,000	500	4,500	—	—	—	5,000
Stock issue fo- January 22, 2009 at $0.02 per share r conversion of bridge notes	400,000	400	7,600	—	—	—	8,000
Stock issue for conve- January 22, 2009 at $0.02 per share rsion of notes payable	1,600,000	1,600	30,400	—	—	—	32,000
Stock issue for conversion- January 30, 2009 at $0.02 per share of notes payable	200,000	200	3,800	—	—	—	4,000
Stock issue for conversion of notes payable - April 7, 2009 at $0.02 per share	400,000	400	7,600	—	—	—	8,000
Stock issue for conversion of notes payable - June 22, 2009 at $0.0042 per share	476,190	476	1,524	—	—	—	2,000
Stock issue for conversion of notes payable - July 15, 2009 at $0.0027 per share	481,481	482	818	—	—	—	1,300
Stock issue for conversion of notes payable - July 30, 2009 at $0.0046 per share	478,261	478	1,722	—	—	—	2,200
Stock issue for conversion of notes payable - August 11, 2009 at $0.02 per share	312,500	313	5,937	—	—	—	6,250
Stock issue for conversion of notes payable - August 18, 2009 at $0.0046 per share	479,540	480	3,270	—	—	—	3,750
Stock issue for conversion of notes payable - August 27, 2009 at $0.02 per share	10,000,000	10,000	140,000	—	—	—	150,000
Stock issue for conversion of notes payable - August 28, 2009 at $0.00784 per share	510,204	510	3,490	—	—	—	4,000

NT Media Corp. of California, Inc. and Subsidiaries

(A Development Stage Company)
Consolidated Statements of Stockholders’ Deficit
For the Period From June 4, 1999 (inception) to December 31, 2010

	Common stock				Deficit
	Shares	Amount	Additional paid-in capital	Common Stock Subscription Receivable	accumulated during the development stage	Deferred Compensation	Total

Stock issue for conversion of notes payable - September 14, 2009 at $0.00871 per share	459,252	$459	$3,541	$—	$—	$—	$4,000
Stock issue for conversion of notes payable - October 12, 2009 at $0.0083 per share	481,928	482	3,518	—	—	—	4,000
Stock issue for conversion of notes payable - October 22, 2009 at $0.0255 per share	236,264	236	5,764	—	—	—	6,000
Stock issue for conversion of notes payable - October 26, 2009 at $0.03 per share	1,120,000	1,120	31,880	—	—	—	33,000
Stock issue for conversion of notes payable - November 11, 2009 at $0.0103 per share	55,825	56	5,694	—	—	—	5,750
Beneficial conversion of debt	—	—	106,221	—	—	—	106,221
Net loss	—	—	—	—	(720,786)	—	(720,786)

Balance at December 31, 2009	25,180,329	25,180	3,365,893	—	(7,346,966)	—	(3,955,893)

Stock issue for services - May 14, 2010 at $0.025 per share	1,011,764	1,012	24,282	—	—	—	25,294
Stock issue for services - Nov 3, 2010 at $0.02 per share	350,000	350	6,650	—	—	—	7,000
Net loss	—	—	—	—	(627,460)	—	(627,460)

Balance at December 31, 2010	26,542,093	$26,542	$3,396,825	$—	$(7,974,426)	$—	$(4,551,059)

See accompanying notes to consolidated financial statements

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND FROM INCEPTION TO DECEMBER 31, 2010
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

On November 1, 2010, the Company's board of directors and management decided to change the focus of its business from broader website development to websites dedicated to the facilitation of medical tourism. The Company believes that due to the potential high growth in the medical tourism industry, it is a better use of the Company's resources than operating its currently owned websites. The Company is discontinuing operations and maintenance of web destinations that it launched in 2008 through 2010 while it transitions its operations. Such websites include: www.neurotrash.tv, www.singlefathernetwork.com, and www.stemcellstalk.com. Because these websites have not generated the advertisement revenues forecasted, the Company has commenced phasing them out and will complete this process in the second quarter of 2011 as it shifts its focus on the development of a medical tourism web portal.

NOTE 2. GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (US), which contemplate continuation of the Company as a going concern. As of and for the year ended December 31, 2010, the Company incurred a significant net loss, had an accumulated deficit and a working capital deficit. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the Company to meet its financial obligations, it will continue to attempt to sell equity or incur debt, although there cannot be any assurance that the Company will be successful in doing so.

The Company plans to take advantage of the growth in the medical tourism industry as a facilitator through joint ventures, partnerships, and agreements. The Company intends to enter into agreements with hospitals, insurance companies, travel agencies, facilitators, and other healthcare providers to establish a creditable network and effectively obtain a strong market presence within the medical tourism industry. The Company will attempt to enter into partnership agreements with other entities in order to manage some of the financial risk. The Company's ability to develop these relationships is principally dependent on its ability to raise capital to fund the project, which is very difficult due to its current financial condition and lack of history in the market.

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND FROM INCEPTION TO DECEMBER 31, 2010

The Company's current business operations are focused on facilitating medical procedures in the medical tourism industry, including creating a web-based platform, building relations with hospitals and healthcare providers both in the US and abroad, and vertical social and professional networks.

The Company’s strategy is to obtain market share within the medical tourism industry by building a web-based platform that would enhance its web presence and market the Company as a one-stop-shop for medical tourism needs. The Company plans to attend various industry conferences and trade shows to build relationships and partnerships within the healthcare industry that would further enhance the Company’s position within the medical tourism industry.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Because the Company has not generated any significant revenue, it is considered a development stage company. Consequently, the accompanying consolidated financial statements have been prepared using the accounting formats prescribed for development stage enterprises in accordance with ASC 915, “Development Stage Entities.”  The Company’s year end is December 31st.

Basis of Consolidation

The consolidated financial statements include the accounts of NT Media and its wholly owned subsidiary, eCast and its 51% owned subsidiary, SUD. eCast and SUD are inactive. All significant intercompany accounts and transactions were eliminated in consolidation.

Cash and Equivalents

Cash and equivalents consist primarily of cash on deposit with original maturities of three months or less.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“US GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Authorized Shares and Reverse Stock Split

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND FROM INCEPTION TO DECEMBER 31, 2010

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

Equipment and Depreciation

Equipment is recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any reselling gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for consolidated financial statements purposes. There was no depreciation expense recorded for 2010 and 2009.

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

Income Taxes

The Company adopted the liability method of accounting for income taxes pursuant to ASC 740, “Accounting for Income Taxes.” Under ASC 740 deferred income taxes are recorded to reflect tax consequences on future years for the differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND FROM INCEPTION TO DECEMBER 31, 2010

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

Deferred income tax expense represents the change during the period in the deferred tax assets and liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company adopted ASC 740-10, “Accounting for Uncertainty in Income Taxes.” As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC 740-10 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing ASC 740-10, the Company’s management reviewed the Company’s tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material affect on the Company.

Based on its evaluation, the Company has concluded that there were no significant uncertain tax positions requiring recognition in its financial statements as of December 31, 2010 and 2009.

The Company does not have any unrecognized tax benefits as of December 31, 2010 and 2009 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes during 2010 and 2009.

California law requires a minimum franchise tax of $800. The Company has not paid the $800 minimum tax for 2010 and 2009, nor has it filed its tax returns, causing the California Secretary of State to forfeit their corporate status.

Impairment of Long-Lived Assets

Company adopted ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The Company evaluates its long-lived assets by measuring the carrying amounts of assets against the estimated undiscounted future cash flows associated with them. At the time the carrying value of such assets exceeds the fair value of such assets, impairment is recognized.

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND FROM INCEPTION TO DECEMBER 31, 2010

Advertising Costs

Advertising and sales promotion costs are expensed as incurred. The Company did not incur any advertising costs in 2010 and 2009.

Loss per Common Share

The Company computes loss per common share in accordance with ASC 260-10-45, “Earnings per Share.” The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive. There were no outstanding warrants and options outstanding at December 31, 2010 or 2009.

Stock based compensation to other than employees

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718 (previously Statement of Financial Accounting Standards No. 123), “Accounting for Stock-Based Compensation,” and the conclusions reached by the ASC 505-50 (previously Emerging Issues Task Force in Issue No. 96- 18), “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“ASC 505-50”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by ASC 505-50 (pervious EITF 96-18). In the case of equity instruments issued to consultants, the fair val9ue of the equity instrument is recognized over the term of the consulting agreement.

Recently Issued Accounting Pronouncements

The Company adopted all accounting pronouncements effective before December 31, 2010, which are applicable.

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND FROM INCEPTION TO DECEMBER 31, 2010

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities.

In June 2009, the FASB issued ASC 855, “Subsequent Events”, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

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

In June 2009, the FASB issued ASC 810 for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

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

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND FROM INCEPTION TO DECEMBER 31, 2010

In December 2010, the FASB issued amended guidance related to Business Combinations. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company will assess the impact of these amendments on its consolidated financial statements if and when an acquisition occurs.

In December 2010, the FASB issued amended guidance related to intangibles—goodwill and other. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

The FASB has issued amended guidance for subsequent events. The amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC's literature. All of the amendments were effective upon issuance (February 24, 2010). The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

NOTE 4. NOTES PAYABLE

On March 31, 2003, the Company issued a note payable of $15,000 at 12%. Principal and interest were due on September 30, 2003 or upon the Company raising additional funds of more than $100,000, whichever occurs first.  $14,000 of principal was converted into 19,718 shares of the Company’s common stock on June 15, 2006.  During 2007, accrued interest totaling $6,000 was converted into 171,428 shares of the Company's common stock.  The unpaid principal balance at December 31, 2010 is $1,000.

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND FROM INCEPTION TO DECEMBER 31, 2010

On March 22, 2004, the Company issued a note payable of $100,000 at 10%. The note was due on March 22, 2005 or upon the Company raising additional funds of $100,000, whichever occurs first and was extended by mutual consent. In connection with this loan, the Company paid loan fees of $10,000 to Astor. The loan fee was recorded as a prepaid expense and was amortized over the one-year term of the loan.

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

On July 22, 2004, the Company issued a note payable $50,000 at 10%. The note was due on July 22, 2005 or upon the Company raising additional funds of $50,000, whichever occurs first and was extended by mutual consent. In connection with this loan, the Company paid loan fees of $5,000 to Astor. The loan fee was recorded as a prepaid expense and was amortized over the one-year term of the loan.  During 2009, principal of $33,000 was converted into 1,120,000 shares of the Company’s common stock leaving a balance at December 31, 2010 of $17,000.

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND FROM INCEPTION TO DECEMBER 31, 2010

On September 12, 2005, the Company issued a note payable $20,000 at 12%. The note was due on or before October 31, 2005, and has been extended by mutual consent.  In connection with this note payable the Company was required to issue 1,000 common shares in payment of loan fees. The shares have not been issued.  During 2008, $15,000 of principal amount due was repaid and $2,500 was converted into 250,000 shares of the Company's common stock. The conversion resulted in additional interest expense of $1,250 being recognized. Principal balance due under the note at December 31, 2010 was $2,500.

In 2007, the Company issued two notes payable, $20,000 and $15,000, to the same party with interest at 10%. The notes were due October 1, 2007 and December 7, 2007, respectively, and were extended by mutual consent.  During 2008, $15,000 in principal due was repaid and $9,000 was converted into 900,000 shares of the Company's common stock, leaving a balance due under the note of $11,000 at December 31, 2008 and resulted in additional interest expense of $3,875 being recognized.  The balance due at December 31, 2010 is $11,000.

During 2008, the Company issued notes to various parties totaling $201,657 bearing interest from 12% to 12.5% with due dates to July 2010. Notes totaling $128,600 had due dates in 2008 and were extended by mutual consent.  At December 31, 2009, $33,000 was classified as long-term debt.  During 2009, the Company converted $75,250 of principal into 4,815,255 shares of the Company’s common stock, leaving a balance of $126,407 and resulted in recognition of additional interest expense of a net of $77,221.  During 2010, no shares were issued in connection with conversion of debt.

During 2009, the Company issued notes to various parties totaling $176,251 bearing interest of 12% with due dates to November 2011. At December 31, 2009 $176,251 is classified as long-term debt.   During 2010, $176,251 was reclassified to short-term debt.

During 2009, $5,000 in principal was converted into 5,000,000 shares of the Company's common stock and resulted in additional interest expense of $2,000 being recognized.

During 2010, the Company issued notes to various parties totaling $217,000 bearing interest of 12% with due dates to November 2011.

NOTE 5. CONVERTIBLE NOTES PAYABLE

As of December 31, 2008, the Company had $282,200 of 6% subordinated convertible notes outstanding to a shareholder who owned less than 1% of the issued and outstanding stock of the Company as of December 31, 2008.  All notes are convertible to common shares, $0.001 par value, at a price equal to the average bid price of the common stock for the five trading days immediately preceding the conversion date.  The notes are convertible when the Company’s securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective.  It is mandatory that the notes be converted on the sixth and seventh year of their anniversary date or are due and payable in the event that the Company’s shares of common stock are not publicly traded.  The notes had to originally be converted during 2009. The notes were not converted and all parties have agreed to verbally extend any mandatory conversion date. All of the notes are classified as a current liability at December 31, 2010 and 2009.  The proceeds were primarily used for operating activities as well as for investing in website development. Interest expense accrued 2010 and 2009, totaled $16,932 and $17,082, respectively. As of December 31, 2010, interest accrued on convertible notes totaled $169,816.

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND FROM INCEPTION TO DECEMBER 31, 2010

During 2009, $5,000 in principal due on a promissory note was converted into 5,000,000 shares of the Company's common stock and resulted in additional interest expense of $2,000 being recognized.

During 2010, all the convertible notes described above totaling $282.200 reached their extended maturity dates. These notes were extended under the same terms and conditions for one year.

NOTE 6. NOTES PAYABLE - RELATED PARTY

On January 28 and February 4, 2004, the Company borrowed $2,000 and $4,000, respectively from Astor.  The notes are non-interest bearing and are due on demand.

During 2007, the Company borrowed $1,276 from its President with no interest. The notes were repaid as of December 31, 2008.

During 2008, the Company borrowed $204,961 from its President under non-interest bearing notes with various due dates through 2009.  The notes have been repaid in full as of December 31, 2010.

Also during 2008, the Company issued notes totaling $88,039 to a related party.  The notes are non-interest bearing and have due dates through 2009.  The notes were repaid in full as of December 31, 2009.

During 2009, the Company borrowed $8,818 from its President under non-interest bearing notes with various due dates through 2010.  As of December 31, 2009, the Company has made no payments on these notes.

Also during 2009, the Company issued notes totaling $39,870 to related parties.  The notes are non-interest bearing and have due dates through 2010.  The notes have been repaid in full as of December 31, 2010.

During 2010, the Company borrowed $35,845 from its President bearing interest of 12% and with due dates through 2010 and which were verbally extended.  As of December 31, 2010, the Company has made no payments on these notes.  The Company made payments of principal to its President of $12,672 during 2010 for loans originating in prior years.

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND FROM INCEPTION TO DECEMBER 31, 2010

Also during 2010, the Company issued notes totaling $2,094 to a related party.  The notes were paid without interest during 2010.   The Company made additional payments of principal to the related party of $8,774 for loans originating in prior years.

NOTE 7. CONVERTIBLE NOTES - RELATED PARTY

As of December 31, 2010, the Company had $625,600 of 6% subordinated convertible notes outstanding.  The notes are due to a related party who owned less than 1% of the issued and outstanding stock of the Company as of December 31, 2010. All notes are convertible to common shares, $0.001 par value, at a conversion price equal to the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company’s securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes be converted on the sixth and seventh year of their anniversary date or are due and payable in the event that the Company’s shares of common stock are not publicly traded. All of the notes must be converted during 2008. All of these notes are classified as a current liability at December 31, 2010.  The proceeds were primarily used for operating activities as well as for investing in Web site development. Interest expense for 2010 and 2009 was $37,686 and $37,686, respectively.  As of December 31, 2010, interest accrued on convertible notes totaled $372,689.

During 2010, all the convertible notes as described above totaling $625,600 reached their extended maturity date.  These notes were extended under the same terms and conditions for one year.

NOTE 8. INCOME TAXES

The income tax provision (benefit) for 2010 and 2009 differs from the computed expected provision (benefit) at the federal statutory rate for the following reasons:

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND FROM INCEPTION TO DECEMBER 31, 2010

	2010	2009

Computed expected income tax provision (benefit)	$(132,000)	$(157,000)
State tax expense (benefit, net of federal)	(23,000)	(27,000)
Net operating loss carryforward increased	155,000	184,000

Income tax provision (benefit)	$-	$-

The components of the deferred tax assets and (liabilities) as of December 31, 2010 and 2009 were as follows:

	2010	2009
Deferred tax assets:
Net operating loss carryforward	$2,254,000	$2,099,000
Less valuation allowance	(2,254,000)	(2,099,000)

Net deferred tax liability	$-	$-

The components of the deferred tax (expense) benefit were as follows for 2010 and 2009:

	2010	2009
Increase in net operating loss carryforward	$153,000	$184,000
Change in valuation allowance	(153,000)	(184,000)

Income tax provision (benefit)	$-	$-

As of December 31, 2010, the Company has net operating loss carryforwards available to offset future taxable income of approximately $5,395,000 expiring beginning in 2020.

NOTE 9. COMMITMENTS AND CONTINGENCIES

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND FROM INCEPTION TO DECEMBER 31, 2010

Starting in 2006, the Company has been using the offices of the Company's President at no cost, which is expected to continue until adequate funds are available.

NOTE 10. STOCK ISSUED FOR SERVICES

The Company issued shares of stock to consultants for services as follows:

Year	Shares	Value
2008	710,455	$22,560
2009	1,610,000	60,000
2010	1,361,764	32,294

NOTE 11. RELATED PARTY TRANSACTIONS

Astor Capital, Inc.

The Company previously engaged Astor Capital as its investment banker and financial advisory services consultant. The agreement terminated on January 12, 2005. The Company did not pay Astor Capital consulting, loan or placement fees for 2007 and 2006.   The Company has a balance payable to Astor Capital of $309,677 as of December 31, 2010 and 2009.

Riddle Records, Inc.

During the third quarter of 2004, the Company abandoned its plan to complete production of project entitled “Rap Battle.” As a result of this decision, the Company sold its interest in this project to Riddle Records, Inc., a related party, for the reimbursement of all of the Company’s production costs incurred to date, or $12,717.  Due to limited operations of Riddle Records, Inc., the Company recorded an allowance for doubtful account during 2006.  No amounts have been collected as of December 31, 2010.

NOTE 12. LITIGATION

The Company is subject to various claims covering a wide range of matters that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

During 2002, the Company's subsidiary, eCast, settled a lawsuit with its prior landlord of $100,000. As of December 31, 2010 the balance due for the settlement had not been paid and is reflected as a current liability.

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND FROM INCEPTION TO DECEMBER 31, 2010

Management is aware of a threatened litigation matter involving the nonpayment of approximately $9,000 in legal fees. Management is not aware of any attempts by the claimant to pursue the litigation.

In September 2010, the Company’s prior accounting firm filed a lawsuit in Colorado state court seeking recovery of fees allegedly owed for accounting services performed during 2004 to 2008.  The claims have been asserted against the Company and its President as a result of a personal guarantee.  The Company disputes the amount of fees that are owed and intends to oppose the lawsuit.

NOTE 13. SUBSEQUENT EVENTS

In January 2011, the Company entered into a consulting agreement for public relations and corporate communication services.  Under the agreement, the Company made a $2,000 payment for services rendered.

In January 2011, the Company entered into a consulting agreement for public relations and corporate communication services.  Under the agreement, the Company made a $2,000 payment for services rendered.

During March 2011, the Company entered into a promissory note agreement for $4,081 payable to the Company’s President.  The promissory note bears interest at 12% and is due on June, 17 2011.

During March 2011, the Company entered into a promissory note agreement for $2,454 payable to the Company’s President.  The promissory note bears interest at 12% and is due on June, 21, 2011.

During March 2011, the Company entered into a promissory note agreement for $2,000 payable to the Company’s President.  The promissory note bears interest at 12% and is due on June 25, 2011.

In March 2011, the Company executed a promissory note of $10,000 payable to an unrelated party.  The promissory note bears interest at 12%, due June, 30 2011.