Form 10-Q
period 2011-03-31
NT MEDIA CORP OF CALIFORNIA INC
filed 2011-05-23
CIK 318622

  U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if  any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding as of May 15, 2011: 26,542,093 common shares.

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARY
 March 31, 2011 (unaudited)

NT Media Corp. of California, Inc. and Subsidiaries

(A Development Stage Company)
Consolidated Balance Sheets

	March 31, 2011 (unaudited)	December 31, 2010
ASSETS

CURRENT ASSETS
Cash and equivalents	$10,032	$1
Prepaid Expenses	1,667	6,667

TOTAL CURRENT ASSETS	$11,699	$6,668

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$602,618	$575,653
Accrued liabilities	704,644	668,421
Accrued liabilities to related parties	1,239,097	1,190,088
Notes payable	1,069,371	1,059,371
Notes payable, related party	69,111	43,216
Convertible notes payable	282,200	282,200
Convertible notes payable, related parties	625,600	625,600
Accrued litigation settlement	113,178	113,178

TOTAL CURRENT LIABILITIES	4,705,819	4,557,727

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 26,542,093 shares issued and outstanding	26,542	26,542
Additional paid-in capital	3,396,825	3,396,825
Deficit accumulated during the development stage	(8,117,487)	(7,974,426)

TOTAL STOCKHOLDERS’ DEFICIT	(4,694,120)	(4,551,059)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,699	$6,668

See accompanying notes to consolidated financial statements.

NT Media Corp. of California, Inc. and Subsidiaries

(A Development Stage Company)
Consolidated Statements of Operations (unaudited)

	Three Months Ended		Cumulative from June 4, 1999 (inception) to
	March 31, 2011	March 31, 2010	March 31, 2011

REVENUES	$—	$—	$385,997

COSTS AND EXPENSES
General and administrative	95,329	101,408	6,267,782
Depreciation and amortization	—	—	132,077
Impairment of film costs	—	—	156,445
Impairment of related party receivables	—	—	35,383
Inventory write-down	—	—	24,820
Loss on litigation settlement	—	—	100,000

TOTAL COSTS AND EXPENSES	95,329	101,408	6,716,507

LOSS FROM OPERATIONS	(95,329)	(101,408)	(6,330,510)

OTHER INCOME (EXPENSE)
Interest income, related party	—	—	23,154
Interest expense	(35,423)	(29,817)	(908,449)
Interest expense, related party	(11,509)	(9,384)	(514,021)
Loan fees	—	—	(616,000)
Debt forgiven	—	—	290,595
Legal fees forgiven	—	—	12,296
Provision for common stock subscription receivable	—	—	(91,552)

TOTAL OTHER INCOME (EXPENSE)	(46,932)	(39,201)	(1,803,977)

LOSS BEFORE PROVISION FOR INCOME TAXES	(142,261)	(140,609)	(8,134,487)
AND NONCONTROLLING INTEREST

PROVISION FOR INCOME TAXES	800	800	16,000

LOSS BEFORE NON-CONTROLLING INTEREST	(143,061)	(141,409)	(8,150,487)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	—	—	33,000

NET LOSS ATTRIBUTABLE TO NT MEDIA CORP. OF CALIFORNIA, INC. AND SUBSIDIARIES	$(143,061)	$(141,409)	$(8,117,487)
NET (LOSS) PER SHARE:
BASIC AND DILUTED	$(0.005)	$(0.006)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	26,543,093	25,180,329

See accompanying notes to consolidated financial statements.

NT Media Corp. of California, Inc. and Subsidiaries

(A Development Stage Company)
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended		Cumulative from June 4, 1999 (inception) to
	March, 31, 2011	March, 31 2010	March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(143,061)	$(141,409)	$(8,150,487)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	—	—	132,077
Impairment loss	—	—	336,773
Inventory write-down	—	—	24,820
Impairment of related party receivables	—	—	35,383
Operating expenses paid by reducing note receivable	—	—	10,000
Stock issued for services	—	—	974,637
Deferred compensation	—	—	10,417
Stock issued for loan fees	—	—	423,000
Stock options issued for services	—	—	60,370
Legal fees forgiven	—	—	(12,296)
Debts forgiven	—	—	(290,595)
Provision for common stock subscription receivable	—	—	89,468
Amount attributable to non-controlling interest	—	—	33,000
Beneficial conversion of debt and accrued interest	—	—	233,380
Changes in assets and liabilities:
Interest receivable	—	—	(19,986)
Inventory	—	—	(24,820)
Prepaid Expenses	5,000	—	(1,667)
Other assets	—	—	(24,000)
Litigation settlement	—	—	100,000
Accounts payable and accrued expenses	63,188	41,723	1,677,808
Accrued expenses to related parties	49,009	46,884	1,195,674

Net cash (used in) operating activities	(25,864)	(52,802)	(3,187,044)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable from officer	—	—	(45,048)
Collection of notes receivable from officer	—	—	35,048
Notes receivable, related parties	—	—	(50,000)
Collection of notes receivable, related parties	—	—	50,000
Investment in property and equipment	—	—	(18,879)
Investment in film costs	—	—	(133,005)
Investment in web site development costs	—	—	(292,968)

Net cash (used in) investing activities	—	—	(454,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—	1,254,154
Payment of offering costs	—	—	(66,450)
Proceeds from notes payable	10,000	50,000	1,457,038
Proceeds from notes payable, related party	25,895	2,232	693,514
Payments of notes payable	—	—	(201,916)
Payments of notes payable, related party	—	—	(402,212)
Proceeds from issuance of convertible notes	—	—	917,800

Net cash provided by financing activities	35,895	52,232	3,651,928

Net Increase (Decrease) in cash and equivalents	10,031	(570)	10,032

CASH AND EQUIVALENTS, Beginning of period	1	585	—
CASH AND EQUIVALENTS, End of period	$10,032	$15	$10,032

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid during the period for:
Interest paid	$—	$—	$21,511
Income taxes paid	$—	$—	$4,000

NONCASH FINANCING ACTIVITIES:
Beneficial conversion of debt and accrued interest	$—	$—	$233,380
Stock issued for services	$—	$—	$974,637
Stock issued for loan fees	$—	$—	$423,000
Stock options issued for services	$—	$—	$60,370

See accompanying notes to consolidated financial statements.

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (unaudited) and December 31, 2010

NOTE 1.  BASIS OF PRESENTATION

The unaudited consolidated financial statements were prepared by NT Media Corp. of California, Inc. and its wholly owned subsidiary, eCast Media Corporation, Inc. (together, the "Company"), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Quarterly Reports on Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the US ("US GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Reclassifications

Certain prior period amounts were reclassified to conform to current period presentation, none of which changed total assets, stockholders' equity (deficit), net loss, or net loss per share.

NOTE 2. GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements were prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. As of and for the three months ended March 31, 2011, the Company incurred a net loss and had accumulated and working capital deficits. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
March 31, 2011 (unaudited) and December 31, 2010

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Because the Company has not generated any significant revenue, it is considered a development stage company. Consequently, the accompanying consolidated financial statements were prepared using the accounting formats prescribed for development stage enterprises in accordance with ASC 915, “Development Stage Entities”.  The Company’s year end is December 31st.

Basis of Consolidation

The consolidated financial statements include the accounts of NT Media and its wholly owned subsidiary, eCast, and its 51% owned subsidiary, SUD. eCast and SUD are inactive. All significant intercompany accounts and transactions were eliminated in consolidation.

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

Equipment and Depreciation

Equipment is recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs expensed as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any reselling gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for consolidated financial statements purposes. There was no depreciation expense recorded for the three months ended March 31, 2011 or 2010.

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

Income Taxes

The Company follows the liability method of accounting for income taxes pursuant to ASC 740, “Accounting for Income Taxes”. Under ASC 740 deferred income taxes are recorded to reflect tax consequences on future years for the differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

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
March 31, 2011 (unaudited) and December 31, 2010

The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes”. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC 740-10 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing ASC 740-10, the Company’s management reviewed the Company’s tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material affect on the Company.

Based on its evaluation, the Company concluded there were no significant uncertain tax positions requiring recognition in its financial statements as of March 31, 2011 and December 31, 2010.

The Company does not have any unrecognized tax benefits as of March 31, 2011 and 2010 which if recognized would affect the Company’s effective income tax rate.

California law requires payments of a minimum franchise tax of $800 by corporations, like the Company, that are qualified to do business in California. The Company has not paid the $800 minimum tax for 2011 and 2010, nor has it filed its tax returns, causing the California Secretary of State to forfeit its corporate status.

Impairment of Long-Lived Assets

The Company adopted ASC 360, "Accounting for the Impairment or Disposal of Long-Lived Assets".  The Company evaluates its long-lived assets by measuring the carrying amounts of assets against the estimated undiscounted future cash flows associated with them. At the time the carrying value of such assets exceeds the fair value of such assets, impairment is recognized.

Advertising Costs

Advertising and sales promotion costs are expensed as incurred. The Company did not incur any advertising costs for the three months ended March 31, 2011 and 2010.

Loss per Common Share

The Company computes loss per common share in accordance with ASC 260-10-45, "Earnings per Share". The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive. There were no outstanding warrants and options outstanding at March 31, 2011 and December 31, 2010.

Stock based compensation to other than employees

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718 (previously Statement of Financial Accounting Standards No. 123), “Accounting for Stock-Based Compensation,” and the conclusions reached by the ASC 505-50 (previously Emerging Issues Task Force in Issue No. 96- 18), “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“ASC 505-50”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (unaudited) and December 31, 2010

performance by the provider of goods or services as defined by ASC 505-50 (previously EITF 96-18). In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

NOTE 4. RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has adopted all accounting pronouncements effective before March 31, 2011, which are applicable to the Company.

NOTE 5. NOTES PAYABLE

During the quarter ended March 31, 2011, the Company issued a promissory note of $10,000 bearing interest at 12% due June 2011.

At March 31, 2011 and December 31, 2010, notes payable to non-related parties consisted of the following:

	March 31, 2011	December 31, 2010
Notes payable bearing interest at 12%, due through June 2011	$902,621	$892,621
Notes payable bearing interest at 10%, due on demand	128,000	128,000
Notes payable bearing interest at 12.5% due on demand	38,750	38,750

Total	1,069,371	1,059,371
Currently Due	1,069,371	1,059,371

NOTE 6. NOTES PAYABLE – RELATED PARTIES

During the quarter ended March 31, 2011, the Company issued notes of $8,760 to its President at 12% and due at various dates through June 2011.  No payments have been made.

During the quarter ended March 31, 2011, the Company issued notes of $17,135 to a related party at 12% and due at various dates through June 2011.  No payments have been made.

At March 31, 2011 and December 31, 2010, notes payable, all currently due, to related parties consisted of the following:

	March 31, 2011	December 31, 2010
Notes payable to Company's President, Non-interest bearing due on demand	$1,372	1,372
Interest at 12% due on demand	44,339	35,579
Notes payable, interest at 12%, due on demand	17,135	-
Non-interest bearing notes due on demand	6,265	6,265
	$69,111	$43,216

NOTE 7. CONVERTIBLE NOTES PAYABLE

At March 31, 2011, convertible notes payable, bearing interest at 6%, were $282,200 and are all currently due.  Interest expense for the three months ended March 31, 2011 and 2010 was $4,233 and $4,233 respectively.

NOTE 8. CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

At March 31, 2011, convertible notes payable to related parties, bearing interest at 6%, were $625,600 and are all currently due. All notes are convertible to common shares, $0.001 par value, at a conversion price equal to the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company’s securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes be converted on the sixth and seventh year of their anniversary date or are due and payable in the event that the Company’s shares of common stock are not publicly traded.

Interest expense for the three months ended March 31, 2011 and 2010 was $9,384 and $9,384, respectively.

NT MEDIA CORP. OF CALIFORNIA INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (unaudited) and December 31, 2010

NOTE 9. LITIGATION

The Company is subject to various claims covering a wide range of matters that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

During 2002, the Company's subsidiary, eCast, settled a lawsuit with its prior landlord of $100,000. As of March 31, 2011 the balance due for the settlement had not been paid and is reflected as a current liability.

Management is aware of a threatened litigation matter involving the nonpayment of approximately $9,000 in legal fees. Management is not aware of any attempts by the claimant to pursue the litigation.

In September 2010, the Company’s prior accounting firm filed a lawsuit in Colorado state court seeking recovery of fees allegedly owed for accounting services performed during 2004 to 2008.  The claims have been asserted against the Company and its President as a result of a personal guarantee.  The Company disputes the amount of fees owed and intends to oppose the lawsuit. On December 15, 2010, the Company  filed an answer which asserts several defenses. The parties have exchanged initial disclosure, and the matter has been set for trial commencing on December 5, 2011. Formal discovery has not yet commenced.

NOTE 10. EARNINGS (LOSS) PER SHARE

The Company computes earnings per common share in accordance with ASC 260-10-45, ”Earnings per Share". The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive. There were no outstanding warrants and options outstanding at March 31, 2011.

NOTE 11. SUBSEQUENT EVENTS

During April 2011, the Company entered into a promissory note for $215 payable to the Company’s President.  The promissory note bears interest at 12% and is due on July 12, 2011.

During April 2011, the Company entered into a promissory note for $4,100 payable to the Company’s President.  The promissory note bears interest at 12% and is due on July 14, 2011.

During April 2011, the Company entered into a promissory note for $802 payable to the Company’s President.  The promissory note bears interest at 12% and is due on July 16, 2011.

During April 2011, the Company entered into a promissory note for $5,000 payable to the Company’s President.  The promissory note bears interest at 12% and is due on July 21, 2011.

In April 2011, the Company executed a promissory note of $20,000 payable to an unrelated party.  The promissory note bears interest at 12%, due July 29, 2011.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS, AND OTHER REPORTS FILED BY THE REGISTRANT FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION (COLLECTIVELY THE "FILINGS"), CONTAIN FORWARD-LOOKING STATEMENTS WHICH ARE INTENDED TO CONVEY OUR EXPECTATIONS OR PREDICTIONS REGARDING THE OCCURRENCE OF POSSIBLE FUTURE EVENTS OR THE EXISTENCE OF TRENDS AND FACTORS THAT MAY IMPACT OUR FUTURE PLANS AND OPERATING RESULTS. THESE FORWARD-LOOKING STATEMENTS ARE DERIVED, IN PART, FROM VARIOUS ASSUMPTIONS AND ANALYSIS WE HAVE MADE IN THE CONTEXT OF OUR CURRENT BUSINESS PLAN AND INFORMATION CURRENTLY AVAILABLE TO US AND IN LIGHT OF OUR EXPERIENCE AND PERCEPTIONS OF HISTORICAL TRENDS, CURRENT CONDITIONS AND EXPECTED FUTURE DEVELOPMENTS AND OTHER FACTORS WE BELIEVE TO BE APPROPRIATE IN THE CIRCUMSTANCES. YOU CAN GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS THROUGH WORDS AND PHRASES SUCH AS "SEEK", "ANTICIPATE", "BELIEVE", "ESTIMATE", "EXPECT", "INTEND", "PLAN", "BUDGET", "PROJECT", "MAY BE", "MAY CONTINUE", "MAY LIKELY RESULT", AND SIMILAR EXPRESSIONS. WHEN READING ANY FORWARD-LOOKING STATEMENT YOU SHOULD REMAIN MINDFUL THAT ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF OUR COMPANY, AND ARE SUBJECT TO RISKS, UNCERTAINTIES, ASSUMPTIONS AND OTHER FACTORS RELATING TO OUR INDUSTRY AND RESULTS OF OPERATIONS.

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

Overview

NT Media Corp. of California, Inc. is a Delaware corporation incorporated on March 14, 2000. The Company was focused on development, production and distribution of programming in the entertainment industry including creating music platforms and skilled gaming in the US and abroad and vertical social and professional networks. The Company does not intend to continue to develop media and entertainment assets and channels going forward. In addition, the Company phased out several websites this quarter, which it had developed over the past several years including www.neurotrash.tv,www.singlefathernetwork.com, and www.stemcellstalk.com. Because these websites have not generated the advertisement revenues forecasted, the Company has phased them out as it shifts its focus to developments in the Company’s newly launched medical tourism web portal.

On November 1, 2010, the Company's Board of Directors (“BOD”) and management decided to change the focus of its business from entertainment and website development to websites dedicated to the facilitation of medical tourism. The Company believes that due to the potential high growth in the medical tourism industry, it is a better use of the Company's resources than operating the currently owned variety of websites. The Company has discontinued operations and maintenance of web destinations that it launched in the last several years while it transitions its operations to the development of one or more medical tourism websites.

On April 20, 2011, the Company launched its initial medical tourism website called www.globalhealthvoyager.com. The website is designed to be an information portal for users to facilitate medical procedures, hospitals, and clinics overseas. The website is constantly being updated and will develop over time.

New Company Focus

The Company decided to redirect its focus on the medical tourism industry which it believes has high growth potential with minimal upfront web portal development costs. The Company has recognized a unique opportunity to utilize its core competencies in web development in the emerging medical tourism market. The Company’s new vision is to be a premier global healthcare facilitator via the development of a web portal for resources in the medical tourism industry. The Company’s new mission is to facilitate exceptional health care and services by highly qualified surgeons and advanced state-of-the-art facilities outside of the US for a fraction of the cost of traditional healthcare in the US and other developed nations by providing individuals the opportunity to research and connect with the providers of services abroad outside of their country of residence. The Company’s sole employee is its president and he will continue his role as such. The Company plans to hire outside consultants and contractors in the initial phases of the business transition in order to develop the Company's websites, partnerships and content with respect to all aspects of non-US medical services, transportation and regulations. The Company will seek financing for the new venture through private placements of equity and the issuance of debt securities to private investors. There can be no assurances that the Company will successfully transition its business operations, attract or retain new personnel or obtain financing on terms satisfactory to the Company, if at all.

The Company filed a Fictitious Business Name Statement for “Global Health Voyager” with the Los Angeles County Clerk on November 2, 2010 and has been conducting business under that name.  The Company’s core competencies in web developing, marketing, and social networking will allow it to cost effectively provide information about world-class healthcare services via its medical tourism website which was launched in the second quarter of 2011.

The Company’s reasons for focusing on this new business are as follows:

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

Medical tourism is experiencing growth in the US and abroad driven by disparity in cost for required and elective surgical and other medical treatments and procedures within and outside of the US. The Medical Tourism Association reported that several million Americans traveled abroad for medical care in 2009 and the DCHS projects that outbound medical tourism could reach 1.6 million patients by 2012, with sustainable annual growth of 35 percent. The Company intends to capitalize on the growth in this industry through the development of our web-based platform and by developing relationships with hospitals and health care providers worldwide. We believe that the website planned by the Company will make it easy for patients to navigate and obtain information regarding healthcare services performed worldwide.

New Company Strategy

The Company’s goal is to utilize its expertise in web development and marketing to create its own platform that will assist patients in finding suitable international healthcare providers that meet their needs. The Company has plans to grow organically by partnering with leading hospitals and facilitators in the medical tourism industry. The Company has developed a platform that will increase customer awareness of medical tourism, and offers a broad and complete resource for those seeking medical treatments abroad. There can be no assurances that the Company will successfully enter into partnerships with industry leaders.

The Company completed its first milestone by launching a dedicated medical tourism website called www.globalhealthvoyager.com. The Company is in the process of establishing affiliations with internationally accredited hospitals and medical tourism facilitators. The website is intended to inform potential patients of and attract them to international hospitals’ and facilitators’ healthcare services, if such affiliations develop. The Company will initially promote the website utilizing its existing marketing base and plans to increase its marketing efforts as funding increases.

Healthcare Provider Partnerships

Management has been developing relationships with some of the top hospitals and medical facilities around the world, and intends to provide information concerning health care providers in multiple geographic locations. There can be no assurances that the Company will successfully create partnerships in any geographic location including the US. There can be no assurances that the Company will develop affiliations with hospitals or will attract or provide services to consumers of medical services.

On November 2, 2010, the Company entered into a facilitating agreement with the Apollo Hospital Group (“Apollo”). Through the agreement, the Company plans to offer all of Apollo’s services to its users, which includes over 95 surgical specialties and 8500 beds across 53 hospitals within and outside of India. Apollo is one of the largest healthcare groups in Asia.

On November 10, 2010, the Company entered into a facilitating agreement with Hospital Clinica Biblica of Costa Rica (“HCB”). Through this agreement, the Company plans to offer all of HCB’s specialty procedures to its users. The hospital has developed an area of specialized services in more than 40 specialties and their respective sub-specialties in areas such as Chronic Cerebro-Spinal Venous Insufficiency (“CCSVI”) liberation therapy for patients with Multiple Sclerosis make it one of the leading institutions in Costa Rica.

On November 15, 2010, the Company entered into a facilitating agreement with Assaf Harofeh Medical Center of Israel. Through this agreement, the Company plans to offer all of the hospital’s advanced surgical procedures to its users. The hospital specializes in areas such as in-vitro fertilization therapy and cancer treatments/therapies, which will be accessible to the Company’s users.

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

On April 20, 2011, the Company launched its initial medical tourism website called www.globalhealthvoyager.com. The website is designed to be an information portal for users to facilitate medical procedures, hospitals, and clinics overseas. The website is constantly being updated and will develop over time.

The Company plans to continue establishing and growing its network of hospitals, clinics, insurance providers, travel agencies, and other facilitators within the medical tourism industry as it continues to develop its website.

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

The Company anticipates cash requirements of approximately $5.9 million in the next 12 months, the bulk of which would be applied toward the repayment of notes that will be due and for capital required for launching and promoting Global Health Voyager. The remainder will be used for marketing and professional services and personnel. We expect to raise such funds through private placements of debt and equity throughout the year, but there can be no assurance that we will be successful in such private placements.

Over the next twelve-month period, we anticipate needing the following amounts:

Purpose	Amount

Additional Employees	$150,000
Marketing and Public Relations Campaigns	635,000
Participation in Industry and Trade Functions	82,000
Ongoing Operations	330,000
Capital Needed for Total Amount of Convertible Notes Reaching Maturity (unless notes are extended)	907,800
Capital Needed for Total Amount of Notes Payable Reaching Maturity (unless notes are extended)	1,138,500
Capital Needed to Pay Accounts Payable and Accrued Expenses Due	2,659,500

$5,902,800

Results of Operations

OPERATING RESULTS FOR THE QUARTERS ENDED MARCH 31, 2011 AND 2010

Operating expenses decreased to $95,329 for the quarter ended March 31, 2011 compared to $101,408 for the quarter ended March 31, 2010 primarily due to a reduction in marketing related expenses.

Other expenses, consisting of interest, for the quarter ended March 31, 2011 increased by $7,731 compared with the quarter ended March 31, 2010 primarily due to higher interest expense resulting from an increase in the balance of notes payable.

Net loss for the quarter ended March 31, 2011 was $143,061 an increase of $1,652 compared to the net loss of $141,409 for the quarter ended March 31, 2010 mainly due to increased interest expense discussed above.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, and that would be considered material to investors.

Liquidity and Capital Resources

We have incurred operating losses since inception. As of March 31, 2011, we have an accumulated deficit of $8,117,487.  At March 31, 2011, we have $10,032 in cash and equivalents and a net working capital deficit of $4,694,120.

During the last two years, the Company and its wholly owned subsidiary, eCast Media Corporation, Inc. (“eCast”), have been dependent on borrowed or invested funds to finance their ongoing operations.  As of March 31, 2011, eCast owed $625,600 for 6% convertible notes and the Company owed $282,200 for 6% convertible notes. These notes were issued to two of the Company’s major stockholders. The balance of $907,800 is now classified as a current liability.  We anticipate we will continue borrowing funds or obtaining additional equity financing to provide working capital. We do not have sufficient cash on hand or from operations to support the Company's operations for the next twelve months.

The audit report of the Company’s independent registered public accounting firm for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K for the year then ended, includes a “going concern” explanation. In the auditor’s opinion, the Company’s limited operating history and accumulated deficit as of December 31, 2010, raised substantial doubt about the Company’s ability to continue as a going concern. We require approximately $4.7 million over the next twelve months to pay off accounts payable and accrued expenses, and the convertible notes and notes payable reaching maturity unless we obtain additional extensions.

Due to our operating losses and limited cash flow, it is unlikely we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from our major stockholders and other outside sources to fund our current operations. If these outside sources are unwilling or unable to provide necessary working capital to us, we will probably not be able to sustain operations. We have no written agreements or contractual obligations in place which require our outside sources to continue to finance our operations. The NT Media and eCast convertible notes payable are voluntarily convertible when our or eCast's securities (as the case may be) are trading publicly and the underlying stock of the convertible notes has been registered with the SEC on a registration statement that has been declared effective. If they remain unpaid, the notes will automatically convert to Common Stock on the fifth anniversary of their respective issuances.  Thus, $907,800 of current convertible notes would be mandatorily converted during 2011 unless they become eligible for conversion prior to that time, or have been extended by the parties.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company, the Company is not required to respond to this Item 3.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act (15 U.S.C 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer (the “Certifying Officer”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our Certifying Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to our management, including our chief executive officer, as appropriate to allow timely decisions regarding disclosure.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Additional Disclosure Concerning Controls and Procedures

We currently believe the Company has material weaknesses in its disclosure controls and procedures. We will continue to work in the coming weeks and months to address such weaknesses. We believe that the out-of-pocket costs, the diversion of management's attention from running the day-to-day operations and operational changes caused by the need to make changes in our internal control and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) could be significant and still we may not achieve significant improvements in our internal controls and procedures. If the time and costs associated with such compliance exceed our current expectations, our results of operations and the accuracy and timeliness of the filing of our annual and periodic reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Common Stock.

PART II
   OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

In the normal course of business, we may become involved in various legal proceedings. Except as stated below, there are no other past, pending or, to our knowledge, threatened litigation or administrative actions which in our opinion have had or are expected to have a material adverse effect upon our business, prospects, financial condition or operations.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          REMOVED AND RESERVED

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibit Number		Description
3.1	(1)	Certificate of Incorporation dated March 14, 2000
3.2	(1)	Bylaws dated March 14, 2000
3.3	(2)	Amendment to Certificate of Incorporation dated April 24, 2001
3.4	(3)	Certificate of Amendment of Certificate of Incorporation dated July 18, 2007
4.1	(4)	2009 Equity Incentive Plan dated March 6, 2009
31	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	*	Filed herewith.
	(1)	Filed as an exhibit to the Company’s Registration Statement (File No. 333-38322), Amendment No. 1, on Form SB-2/A on August 23, 2000.
	(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 1, 2001.
	(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 19, 2007.
	(4)	Filed as an exhibit to the Company’s Registration Statement (File No. 333-157748) on Form S-8 filed on March 6, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NT MEDIA CORP. OF CALIFORNIA, INC.

Dated: May 23, 2011	/s/ Ali Moussavi
Ali Moussavi,
President, Chief Executive Officer (Principal Executive Officer), and Acting Chief Financial Officer (Acting Principal Financial Officer)