Form 10-Q
period 2011-06-30
GLOBAL HEALTH VOYAGER INC
filed 2011-08-15
CIK 318622

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2011

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___ to ____

Commission File Number 000-31012

GLOBAL HEALTH VOYAGER, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3357128
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7800 Oceanus Drive Los Angeles, California	90046
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: (323) 445-4833

NT MEDIA CORP. OF CALIFORNIA, INC.

(Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if  any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No [ x]

Number of shares outstanding as of August 15, 2011: 26,842,093 common shares.

1

GLOBAL HEALTH VOYAGER, INC. AND SUBSIDIARIES

 June 30, 2011 (unaudited)

PART I

FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Global Health Voyager, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$325,941	$1
Prepaid Expenses	12,938	6,667

TOTAL CURRENT ASSETS	$338,879	$6,668

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$608,870	$575,653
Accrued liabilities	743,003	668,421
Accrued liabilities to related parties	1,289,278	1,190,088
Notes payable	1,109,371	1,059,371
Notes payable, related party	79,228	43,216
Convertible notes payable	282,200	282,200
Convertible notes payable, related party	625,600	625,600
Accrued litigation settlement	113,178	113,178

TOTAL CURRENT LIABILITIES	4,850,728	4,557,727

LONG TERM LIABILITIES
Convertible notes payable	333,890	—

TOTAL LIABILITIES	5,184,618	4,557,727

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares
authorized; 0 shares issued and outstanding	—	—
Common stock; $0.001 par value; 1,000,000,000 shares
authorized; 26,842,093 and 26,542,093 shares issued and outstanding and June 30, 2011 and December 31, 2010 respectively	26,842	26,542
Additional paid-in capital	3,426,135	3,396,825
Deficit accumulated during the development stage	(8,298,716)	(7,974,426)

TOTAL STOCKHOLDERS' DEFICIT	(4,845,739)	(4,551,059)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$338,879	$6,668

See accompanying notes to consolidated financial statements.

Global Health Voyager, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(UNAUDITED)

	Three Months Ended
	June 30,	June 30,
	2011	2010
REVENUES	$—	$—

COSTS AND EXPENSES
General and administrative	130,189	209,159
TOTAL COSTS AND EXPENSES	130,189	209,159

LOSS FROM OPERATIONS	(130,189)	(209,159)

OTHER EXPENSE
Interest expense	(38,359)	(32,469)
Interest expense, related party	(12,681)	(9,384)
TOTAL OTHER EXPENSE	(51,040)	(41,853)

NET LOSS ATTRIBUTABLE TO GLOBAL HEALTH
VOYAGER, INC. AND SUBSIDIARIES	$(181,229)	$(251,012)

NET (LOSS) PER SHARE:
BASIC AND DILUTED	$(0.0068)	$(0.0098)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	26,601,434	25,702,888

See accompanying notes to consolidated financial statements.

Global Health Voyager, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

			Cumulative from
	Six Months Ended		June 4,
	June 30,	June 30,	1999 (inception) to
	2011	2010	June 30, 2011
REVENUES	$—	$—	$385,997

COSTS AND EXPENSES
General and administrative	225,518	310,567	6,397,971
Depreciation and amortization	—	—	132,077
Impairment of film costs	—	—	156,445
Impairment of related party receivables	—	—	35,383
Inventory write-down	—	—	24,820
Loss on litigation settlement	—	—	100,000

TOTAL COSTS AND EXPENSES	225,518	310,567	6,846,696

LOSS FROM OPERATIONS	(225,518)	(310,567)	(6,460,699)

OTHER INCOME (EXPENSE)
Interest income, related party	—	—	23,154
Interest expense	(73,782)	(62,286)	(946,808)
Interest expense, related party	(24,190)	(18,768)	(526,702)
Loan fees	—	—	(616,000)
Debt forgiven	—	—	290,595
Legal fees forgiven	—	—	12,296
Provision for common stock subscription receivable	—	—	(91,552)

TOTAL OTHER INCOME (EXPENSE)	(97,972)	(81,054)	(1,855,017)

LOSS BEFORE PROVISION FOR INCOME TAXES	(323,490)	(391,621)	(8,315,716)
AND NONCONTROLLING INTEREST

PROVISION FOR INCOME TAXES	800	800	16,000

LOSS BEFORE NON-CONTROLLING INTEREST	(324,290)	(392,421)	(8,331,716)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING
INTEREST	—	—	33,000

NET LOSS ATTRIBUTABLE TO GLOBAL HEALTH
VOYAGER, INC. AND SUBSIDIARIES	$(324,290)	$(392,421)	$(8,298,716)

NET (LOSS) PER SHARE:
BASIC AND DILUTED	$(0.012)	$(0.015)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	26,571,927	25,444,512

See accompanying notes to consolidated financial statements.

Global Health Voyager, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

			Cumulative from
	Six Months Ended		June 4,
	June 30,	June 30,	1999 (inception) to
	2011	2010	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(324,290)	$(392,421)	$(8,331,716)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	—	—	132,077
Impairment loss	—	—	336,773
Inventory write-down	—	—	24,820
Impairment of related party receivables	—	—	35,383
Operating expenses paid by reducing note receivable	—	—	10,000
Stock issued for services	13,500	25,294	988,137
Deferred compensation	—	—	10,417
Stock issued for loan fees	—	—	423,000
Stock options issued for services	—	—	60,370
Legal fees forgiven	—	—	(12,296)
Debts forgiven	—	—	(290,595)
Provision for common stock subscription receivable	—	—	89,468
Amount attributable to non-controlling interest	—	—	33,000
Beneficial conversion of debt and accrued interest	—	—	233,380
Changes in assets and liabilities:
Interest receivable	—	—	(19,986)
Inventory	—	—	(24,820)
Prepaid Expenses	(6,271)	(28,835)	(12,938)
Other assets	—	—	(24,000)
Litigation settlement	—	—	100,000
Accounts payable and accrued expenses	107,799	86,522	1,722,418
Accrued expenses, related party	99,190	94,445	1,245,855

Net cash (used in) operating activities	(110,072)	(214,995)	(3,271,253)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable from officer	—	—	(45,048)
Collection of notes receivable from officer	—	—	35,048
Notes receivable, related parties	—	—	(50,000)
Collection of notes receivable, related parties	—	—	50,000
Investment in property and equipment	—	—	(18,879)
Investment in film costs	—	—	(133,005)
Investment in web site development costs	—	—	(292,968)

Net cash (used in) investing activities	—	—	(454,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—	1,254,154
Payment of offering costs	—	—	(66,450)
Proceeds from notes payable	50,000	197,000	1,497,038
Proceeds from notes payable, related party	36,012	30,123	703,631
Payments of notes payable	—	—	(201,916)
Payments of notes payable, related party	—	(12,672)	(402,212)
Proceeds from issuance of convertible notes	350,000	—	1,267,800

Net cash provided by financing activities	436,012	214,451	4,052,045

NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS	325,940	(545)	325,941

CASH AND EQUIVALENTS,
Beginning of period	1	586	—
CASH AND EQUIVALENTS,
End of period	$325,941	$41	$325,941

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$—	$—	$21,511
Income taxes paid	$—	$—	$4,000

NONCASH FINANCING ACTIVITIES:
Beneficial conversion of debt and accrued interest	$—	$—	$233,380
Stock issued for services	$13,500	$25,294	$988,137
Stock issued for loan fees	$—	$—	$423,000
Stock options issued for services	$—	$—	$60,370

See accompanying notes to consolidated financial statements.

GLOBAL HEALTH VOYAGER, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010 (unaudited) and December 31, 2010

NOTE 1.  BASIS OF PRESENTATION

The unaudited consolidated financial statements were prepared by Global Health Voyager, Inc., its wholly owned subsidiary, eCast Media Corporation, Inc., and 51% owned subsidiary SU Distribution, LLC (together, the "Company"), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Quarterly Reports on Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the US ("US GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

NOTE 2. GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements were prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. As of and for the six months ended June 30, 2011, the Company incurred a net loss and had accumulated and working capital deficits. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

GLOBAL HEALTH VOYAGER, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010 (unaudited) and December 31, 2010

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

Basis of Consolidation

The consolidated financial statements include the accounts of Global Health Voyager, Inc. and its wholly owned subsidiary, eCast, and its 51% owned subsidiary, SUD. eCast and SUD are inactive. All significant intercompany accounts and transactions were eliminated in consolidation.

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

Reclassifications

Certain prior period amounts were reclassified to conform to current period presentation, none of which changed total assets, stockholders' deficit, net loss, or net loss per share.

Equipment and Depreciation

Equipment is recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs expensed as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any reselling gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for consolidated financial statements purposes. There was no depreciation expense recorded for the six months ended June 30, 2011 or 2010.

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

Income Taxes

GLOBAL HEALTH VOYAGER, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010 (unaudited) and December 31, 2010

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

Based on its evaluation, the Company concluded there were no significant uncertain tax positions requiring recognition in its financial statements as of June 30, 2011 and December 31, 2010.

The Company does not have any unrecognized tax benefits as of June 30, 2011 and 2010 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes during the six months ended June 30, 2011 and 2010.

California law requires payments of a minimum franchise tax of $800 by corporations that are qualified to do business in California. The Company has not paid the $800 minimum tax for 2011 and 2010, nor has it filed its tax returns, causing the California Secretary of State to forfeit its corporate status. The Company is in the process of filing all delinquent corporate tax returns in order to re-establish its corporate status.

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

Advertising Costs

Advertising and sales promotion costs are expensed as incurred. The Company did not incur any advertising costs for the six months ended June 30, 2011 and 2010.

GLOBAL HEALTH VOYAGER, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010 (unaudited) and December 31, 2010

Loss per Common Share

The Company computes loss per common share in accordance with ASC 260-10-45, "Earnings per Share". The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. Accordingly, the diluted per share amounts do not reflect the impact of warrants and options outstanding, for 1,750,000 and -0- shares at June 30, 2011 or December 31, 2010 respectively, because the effect of each is antidilutive. Basic loss per share for the six months and three months ended June 30, 2011 and 2010 were as follows:

	Basic	Diluted
Six Months Ended June 30, 2011	(0.0120)	(0.0116)
Six Months Ended June 30, 2010	(0.0150)	(0.0150)
Three Months Ended June 30, 2011	(0.0068)	(0.0062)
Three Months Ended June 30, 2010	(0.0098)	(0.0098)

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

NOTE 4. RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has adopted all accounting pronouncements effective before June 30, 2011, which are applicable to the Company.

NOTE 5. NOTES PAYABLE

During the quarter ended June 30, 2011, the Company issued two promissory notes, $20,000 each, bearing interest at 12% and 15%, respectively, due July 2011. No payments have been made on these notes. They were verbally extended and not considered in default.

During the quarter ended March 31, 2011, the Company issued a promissory note of $10,000 bearing interest at 12% due June 2011. No payments have been made on this note. It was verbally extended and not considered in default.

At June 30, 2011 and December 31, 2010, notes payable to non-related parties consisted of the following:

GLOBAL HEALTH VOYAGER, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010 (unaudited) and December 31, 2010

	June 30, 2011	December 31, 2010
Notes payable bearing interest at 12%, due through July 2011	$922,621	$892,621
Note payable bearing interest at 15%, due July 2011	20,000	—
Notes payable bearing interest at 10%, due on demand	128,000	128,000
Notes payable bearing interest at 12.5% due on demand	38,750	38,750

Total Due	$1,109,371	$1,059,371

Interest expense for the six months ended June 30, 2011 and 2010 was $63,238 and $53,775, respectively. Interest expense for the three months ended June 30, 2011 and 2010 was $ 32,048 and $ 28,191, respectively.

NOTE 6. NOTES PAYABLE – RELATED PARTIES

During the quarter ended June 30, 2011, the Company issued notes of $10,117 to its President at 12% due at various dates through July 2011. No payments have been made. The notes have been verbally extended and are not considered in default.

During the quarter ended March 31, 2011, the Company issued notes of $8,760 to its President at 12% due at various dates through June 2011.  No payments have been made. The notes have been verbally extended and are not considered in default.

During the quarter ended March 31, 2011, the Company issued notes of $17,135 to a related party at 12% due at various dates through June 2011. No payments have been made. The notes have been verbally extended and are not considered in default.

At June 30, 2011 and December 31, 2010, notes payable, all currently due, to related parties consisted of the following:

	June 30, 2011	December 31, 2010

Note payable, interest at 15%, due on demand	$1,170	1,170
Notes payable, interest at 12%, due through July 2011	10,117	—
Notes payable, interest at 12%, due on demand	60,569	22,002
Non-interest bearing notes due on demand	1,372	14,044
Non-interest bearing due on demand	6,000	6,000
	$79,228	$43,216

Interest expense for the six months ended June 30, 2011 and 2010 was $ 5,422 and $ 677, respectively. Interest expense for the three months ended June 30, 2011 and 2010 was $ 3,297 and $ -0-, respectively.

NOTE 7. CONVERTIBLE NOTES PAYABLE

During the quarter ended June 30, 2011, the Company issued $350,000 in convertible notes payable, bearing interest at 10%, due June 2014. All notes are convertible to common shares, $0.001 par value, at the lower of $0.10 or 80% of the average closing bid during the five days immediately prior to the conversion date. The Company also issued warrants to purchase up to 1,750,000 shares of common stock for $0.10 as part of the convertible note issuance. The value attributed to the warrants was $16,110, treated as additional paid-in capital.

GLOBAL HEALTH VOYAGER, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010 (unaudited) and December 31, 2010

At June 30, 2011 and December 31, 2010, convertible notes payable to non-related parties consisted of the following:

	June 30, 2011	December 31, 2010
Convertible notes payable bearing interest at 6%, due on demand	$282,200	$282,200
Notes payable bearing interest at 10% due July 2014	350,000	—

Total Due	$632,200	$282,200
Less: Current portion	(282,200)	(282,200)
Less: Amount attributable to warrants issued with debt	(16,110)	—
Convertible notes payable	$333,890	$—

Interest expense for the six months ended June 30, 2011 and 2010 was $10,544 and $8,466, respectively. Interest expense for the three months ended June 30, 2011 and 2010 was $6,311 and $4,232 respectively.

NOTE 8. CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

At June 30, 2011, convertible notes payable to related parties, bearing interest at 6%, totaled $625,600 and are all currently due. All notes are convertible to common shares, $0.001 par value, at a conversion price equal to the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company’s securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes be converted on the sixth and seventh year of their anniversary date or are due and payable in the event that the Company’s shares of common stock are not publicly traded.

Interest expense for the six months ended June 30, 2011 and 2010 was $18,768 and $18,768, respectively. Interest expense for the three months ended June 30, 2011 and 2010 was $9,384 and $9,384 respectively.

NOTE 9. STOCKHOLDERS’ EQUITY

In June 2011, the Company issued 300,000 shares of common stock for marketing services. The fair market value of the stock on the day of issuance was $13,500.

Options:

There were no options granted during the six month period ended June 30, 2011.

Common stock purchase options and warrants consisted of the following at June 30, 2011:

		Weighted Average	Aggregated
		Exercise	Intrinsic
	# shares	Price	Value
Options:
Outstanding and exercisable, December 31, 2010	-	N/A	$-
Granted	-		-
Exercised	-		-
Expired	-		-
Outstanding and exercisable, June 30, 2011	-	N/A	$-

Warrants:
Outstanding and exercisable, December 31, 2010	-	N/A	$-
Granted	1,750,000	$0.10	-
Exercised	-		-
Expired	-		-
Outstanding and exercisable, June 30, 2011	1,750,000	$0.10	$-

GLOBAL HEALTH VOYAGER, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010 (unaudited) and December 31, 2010

NOTE 11. LITIGATION

The Company is subject to various claims covering a wide range of matters that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

During 2002, the Company's subsidiary, eCast, settled a lawsuit with its prior landlord of $100,000. As of June 30, 2011 the balance due for the settlement had not been paid and is reflected as a current liability.

Management is aware of a threatened litigation matter involving the nonpayment of approximately $9,000 in legal fees. Management is not aware of any attempts by the claimant to pursue the litigation.

On November 1, 2010 the accounting firm of A.J. Robbins, P.C. filed a lawsuit in the District Court, City and County of Denver, Colorado, seeking recovery of fees allegedly owed for accounting services performed during 2004 to 2008. The claims have been asserted against the Company, a second corporate defendant, and our CEO, as a result of a personal guarantee. On December 15, 2010, Defendants filed an Answer which asserted several defenses. The parties have exchanged initial disclosures, and the matter has been set for trial commencing on December 5, 2011. On August 3, 2011 the parties entered into a settlement agreement whereby the Defendants in the case will jointly pay $85,000 to the plaintiffs.  The payments will be made in equal monthly payments over 7 months commencing on August 31, 2011.  In consideration of the settlement, the parties have executed a mutual release and have agreed to withdraw the lawsuit. The releases and withdrawal are contingent upon the Company's full performance of the settlement agreement terms. As of June 30 2011, the Company has recorded an accrual reflecting the settlement.

NOTE 12. SUBSEQUENT EVENTS

On July 11, 2011, the Company entered into a facilitating agreement with AmeriMed Hospitals of Mexico. Through this agreement, the Company plans to offer its users access to all of its hospital chains exotic destinations in Mexico. AmeriMed Hospitals has been a leading health care provider in the market by taking care of more than 60,000 international patients at its hospitals located in Los Cabos San Lucas, Cancun, Puerto Vallarta, and San Jose del Cabo.

On July 26, 2011, the Company entered into a facilitating agreement with Med-International of Israel. Med-International is an Israeli-based medical facilitator specializing in providing surrogacy and In Vitro Fertilization (IVF) treatments in Israel and Ukraine. The Company plans to extend these specialties to its users through this arrangement

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

On August 10, 2011, NT Media Corp. of California, Inc. changed its name to Global Health Voyager, Inc. (the "Company"). The Company is a Delaware corporation incorporated on March 14, 2000. The Company was focused on development, production and distribution of programming in the entertainment industry including creating music platforms and skilled gaming in the US and abroad and vertical social and professional networks. The Company discontinued developing media and entertainment assets and channels. In addition, the Company completed phasing out several websites these past two quarters, which it had developed over the past several years including www.neurotrash.tv, www.singlefathernetwork.com, and www.stemcellstalk.com. Because these websites have not generated the advertisement revenues forecasted, the Company phased them out as it has shifted its focus to developments in the Company’s recently launched medical tourism web portal.

On November 1, 2010, the Company's Board of Directors (“BOD”) and management decided to change the focus of its business from entertainment and website development to websites dedicated to the facilitation of medical tourism. The Company believes that due to the potential high growth in the medical tourism industry, it is a better use of the Company's resources. The Company has discontinued operations and maintenance of web destinations that it launched in the last several years, as it has transitioned operations toward the development of one or more medical tourism websites.

On April 20, 2011, the Company launched its initial medical tourism website called www.globalhealthvoyager.com. The website is designed to be an information portal for users to facilitate medical procedures, hospitals, and clinics overseas. The website is constantly being updated and will continue to be enhanced over time.

New Company Focus

The Company decided to redirect its focus on the medical tourism industry which it believes has high growth potential with minimal upfront web portal development costs. The Company has recognized a unique opportunity to utilize its core competencies in web development in the emerging medical tourism market. The Company’s new vision is to be a premier global healthcare facilitator via the development of a web portal for resources in the medical tourism industry. The Company’s new mission is to facilitate exceptional health care and services by highly qualified surgeons and advanced state-of-the-art facilities outside of the US for a fraction of the cost of traditional healthcare in the US and other developed nations by providing individuals the opportunity to research and connect with the providers of services abroad outside of their country of residence. The Company’s sole employee is its president and he will continue his role as such. The Company plans to hire outside consultants and contractors in the initial phases of the business transition to develop the Company's websites, partnerships and content with respect to all aspects of non-US medical services, transportation and regulations. The Company will seek financing for the new venture through private placements of equity and the issuance of debt securities to private investors. There can be no assurance that the Company will successfully transition its business operations, attract or retain new personnel or obtain financing on terms satisfactory to the Company, if at all.

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

In addition to cost savings, there is another significant motivation for medical tourism. Given the stringent and often politically motivated hurdles preventing certain procedures from being conducted in the US and Western Europe, such as stem cell therapy, at times patients' only viable option is medical travel.

Medical tourism is experiencing growth in the US and abroad driven by disparity in cost for required and elective surgical and other medical treatments and procedures within and outside of the US. The Medical Tourism Association reported that several million Americans traveled abroad for medical care in 2009 and the DCHS projects that outbound medical tourism could reach 1.6 million patients by 2012, with sustainable annual growth of 35 percent. The Company intends to capitalize on the growth in this industry through the development of our web-based platform and by developing relationships with hospitals and health care providers worldwide. We believe the website planned by the Company will make it easy for patients to navigate and obtain information regarding healthcare services performed worldwide.

New Company Strategy

The Company’s goal is to utilize its expertise in web development and marketing to create its own platform that will assist patients in finding suitable international healthcare providers that meet their needs. The Company has plans to grow organically by partnering with leading hospitals and facilitators in the medical tourism industry. The Company has developed a platform that will increase customer awareness of medical tourism, and offers a broad and complete resource for those seeking medical treatments abroad. There can be no assurance that the Company will successfully enter into partnerships with industry leaders.

The Company completed its first milestone by launching a dedicated medical tourism website called www.globalhealthvoyager.com. The Company is continuing establishing affiliations with internationally accredited hospitals and medical tourism facilitators. The website is intended to inform potential patients of and attract them to international hospitals’ and facilitators’ healthcare services, if such affiliations develop. The Company will initially promote the website utilizing its existing marketing base and plans to increase its marketing efforts as funding increases.

Partnerships & Agreements

Management is continuing to develop relationships with some of the top hospitals and medical facilities around the world, and intends to provide information concerning health care providers in multiple geographic locations. There can be no assurance that the Company will successfully create partnerships in any geographic location including the US. There can be no assurance that the Company will develop affiliations with hospitals or will attract or provide services to consumers of medical services.

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

On April 20, 2011, the Company launched its initial medical tourism website called www.globalhealthvoyager.com. The website is designed to be an information portal for users to facilitate medical procedures, hospitals, and clinics overseas. The website is constantly being updated and will continue to be enhanced over time.

On June 8, 2011, the Company entered into a consulting agreement with CPR Strategic Marketing Communication (“CPR”). CPR develops and implements integrated business-to-business, business-to-professional and direct-to-consumer positioning campaigns that drive market awareness. The Company plans to utilize CPR’s extensive network, knowledge, and expertise within the medical tourism industry to successfully achieve its expansion strategy.

On June 8, 2011, the Company entered into a “Global Healthcare Mobility Partner Program” agreement with Deutsche Lufthansa AG of Germany. Through this agreement, the Company was able to establish up to a 20% discount on airfares for its users using Lufthansa Airlines. Lufthansa is a member of the Star Alliance network, which is the leading global airline network, with the highest number of member airlines, daily flights, destinations and countries.

Recent Events

Since the Company’s change in focus toward medical tourism, the Company has participated in many industry events, adding value and opportunity toward accomplishing its vision. The Company has attended a number of conferences and seminars regarding medical tourism and has established great relationships with hospitals, clinics, insurance providers, travel agents, and other facilitators.

On April 27, 2011, representatives of the Company attended the European Medical Travel Conference in Barcelona, Spain. Every year the European Medical Travel Conference is held in an EU member country, bringing together the international community of the medical travel industry and the political representatives of various health care systems and policies. The Company has successfully developed relationships and established agreements from attending the conference including such companies as CPR and Lufthansa. The Company plans to attend a number of conferences and seminars within the industry, where it plans to continue to develop successful relationships.

On July 11, 2011, the Company entered into a facilitating agreement with AmeriMed Hospitals of Mexico. Through this agreement, the Company plans to offer its users accesses to all of its hospital chains exotic destinations in Mexico. AmeriMed Hospitals has been a leading health care provider in the market by taking care of more than 60,000 international patients to its hospitals located in Los Cabos San Lucas, Cancun, Puerto Vallarta, and San Jose del Cabo.

On July 26, 2011, the Company entered into a facilitating agreement with Med-International of Israel. Med-International is an Israeli-based medical facilitator specializing in providing surrogacy and In Vitro Fertilization (“IVF”) treatments in Israel and Ukraine. The Company plans to extend these specialties to its users through this arrangement.

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

In June of 2011, the Company issued and sold convertible promissory notes and common stock purchase warrants for $350,000. See Part II Item 2 and the financial statements in Part I Item1 for further details on this financing transaction.

Results of Operations

OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

Operating expenses decreased to $225,518 for the six months ended June 30, 2011 compared to $310,567 for the six months ended June 30, 2010 primarily due to a decrease in marketing expenses.

Other expenses, consisting of interest, for the six months ended June 30, 2011 increased by $16,918 compared to the six months ended June 30, 2010, primarily due to higher interest expense resulting from increases in notes payable.

Net loss for the six months ended June 30, 2011 was $324,290, a decrease of $68,132, primarily due to the decrease in marketing expenses as discussed above.

OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND COMPARED TO THE THREE MONTH ENDED JUNE 30, 2010

Operating expenses decreased to $130,189 for the three months ended June 30, 2011 compared to $209,159 for the three months ended June 30, 2010 primarily due to a reduction in expenses recognized under consulting and employment agreements.

Other expenses, consisting of interest, for the three months ended June 30, 2011 increased by $9,187 compared to the three months ended June 30, 2010 primarily due to higher interest expense resulting from increases in notes payable.

Net loss for the three months ended June 30, 2011 was $181,229 a decrease of $69,783 compared to the net loss of $251,012 for the three months ended June 30, 2010 mainly due to a net of decreased consulting and employment agreements and an increase in interest expense as discussed above.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, and that would be considered material to investors.

Liquidity and Capital Resources

We have incurred operating losses since inception. As of June 30, 2011, we have an accumulated deficit of $8,298,716.  At June 30, 2011, we have $325,941 in cash and equivalents and a net working capital deficit of $4,511,849.

During the last two years, the Company and its wholly owned subsidiary, eCast Media Corporation, Inc. (“eCast”), were dependent on borrowed or invested funds to finance their ongoing operations.  As of June 30, 2011, eCast owed $620,000 for 6% convertible notes and the Company owed $287,800 for 6% convertible notes. These notes were issued to two of the Company’s major stockholders. These notes are classified as current liabilities.  We anticipate we will continue borrowing funds or obtaining additional equity financing to provide working capital. We do not have sufficient cash on hand or from operations to support the Company's operations for the next twelve months.

The audit report of the Company’s independent registered public accounting firm for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K for the year then ended, includes a “going concern” explanation. In the auditor’s opinion, the Company’s limited operating history and accumulated deficit as of December 31, 2010, raised substantial doubt about the Company’s ability to continue as a going concern. We require approximately $4.85 million over the next twelve months to pay off accounts payable and accrued expenses, and the convertible notes and notes payable reaching maturity unless we obtain additional extensions.

Due to our limited cash flow, operating losses and intangible assets, it is unlikely we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from our major stockholders and other outside sources to fund our current operations. If these outside sources are unwilling or unable to provide necessary working capital to us, we will probably not be able to sustain operations. We have no written agreements or contractual obligations in place which require our outside sources to continue to finance our operations. The Company's and eCast's convertible notes of $907,800 are voluntarily convertible when the Company's or eCast's securities (as the case may be) are trading publicly and the underlying stock of the convertible notes has been registered with the SEC on a registration statement that has been declared effective. If they remain unpaid, the notes will automatically convert to Common Stock on the fifth anniversary of their respective issuances.  Thus, $907,800 of current convertible notes would be mandatorily converted during 2011 unless they become eligible for conversion prior to that time, or have been extended by the parties. In addition, the Company has issued $350,000 of notes that are convertible into Common Stock at the lower of (i) $0.10 or (ii) eighty percent (80%) of the average closing bid price of the Common Stock during the 5 trading days preceding the date that a conversion notice is delivered to the Company. The notes accrue interest at 10% and mature in June, 2014.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Additional Disclosure Concerning Controls and Procedures

We currently believe the Company has material weaknesses in its disclosure controls and procedures. We will continue to work in the coming months to address such weaknesses. We believe that the out-of-pocket costs, the diversion of management's attention from running the day-to-day operations and operational changes caused by the need to make changes in our internal control and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) could be significant and still we may not achieve significant improvements in our internal controls and procedures. If the time and costs associated with such compliance exceed our current expectations, our results of operations and the accuracy and timeliness of the filing of our annual and periodic reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Common Stock.

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

On November 1, 2010 the accounting firm of A.J. Robbins, P.C. filed a lawsuit in the District Court, City and County of Denver, Colorado, seeking recovery of fees allegedly owed for accounting services performed during 2004 to 2008. The claims have been asserted against the Company, a second corporate defendant, and our CEO, as a result of a personal guarantee. On December 15, 2010, Defendants filed an Answer which asserted several defenses. The parties have exchanged initial disclosures, and the matter has been set for trial commencing on December 5, 2011. On August 3, 2011 the parties entered into a settlement agreement whereby the Defendants in the case will jointly pay $85,000 to the plaintiffs.  The payments will be made in equal monthly payments over 7 months commencing on August 31, 2011.  In consideration of the settlement, the parties have executed a mutual release and have agreed to withdraw the lawsuit. The releases and withdrawal are contingent upon the Company's full performance of the settlement agreement terms. As of June 30 2011, the Company has recorded an accrual reflecting the settlement.

ITEM 1A.        RISK FACTORS

As a Smaller Reporting Company, the Company is not required to respond to this Item 1A.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES

During the period covered by this Report, the Company issued and sold the following unregistered securities. The Company did not employ any form of general solicitation or advertising in connection with the offer and sale of the Notes and Warrants (each as defined below). In addition, the Company believes the investors are all “accredited investors” as defined in Rule 501(a) of the Securities Act of 1933, as amended (the "Securities Act"). For these reasons, among others, the offer and sale of the Notes and Warrants were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act. The proceeds of the sale of the Securities will be used by the Company for general working capital purposes.

On July 28, 2011, the Company entered into two Amended and Restated Subscription Agreements (the "Agreements") with two accredited investors pursuant to which the Company issued and sold (i) convertible promissory notes ("Notes") in the aggregate principal amount of $350,000, and (ii) warrants (the "Warrants") to purchase an aggregate of 1,750,000 shares of the Company's common stock (the "Common Stock"). The Agreements amended and restated certain Subscription Agreements entered into by and between the Company and the investors in June of 2011. The Company received the investment proceeds in June of 2011.

The Notes are convertible into Common Stock at a price per share equal to the lower of (i) $0.10 or (ii) eighty percent (80%) of the average closing bid price of the Common Stock during the 5 trading days preceding the date that a conversion notice is delivered to the Company. The Notes accrue interest at a rate of 10% per annum and have a maturity date that is three years following the date of issuance. The Warrants are exercisable for Common Stock at a price per share of $0.10. The Warrants expire three years following the date of issuance. Neither the Notes nor the Warrants contain any anti-dilution or price adjustment protection. There were no registration rights granted with respect to the Notes or Warrants. The Warrants do not contain a "cashless" or "net exercise" feature. The Notes and Warrants contain "blocker" provisions which prohibit the investors from obtaining ownership in excess of 4.99% of the Company's Common Stock. As of June 30, 2011, the Company has recorded an accrual reflecting the settlement.

If (i) the Warrants were fully exercised and (ii) the Notes were fully converted at an assumed conversion price of $0.08, the Company would be required to issue 1,750,000 shares upon exercise of the Warrants and 4,375,000 shares upon conversion of the Notes for a total of 6,125,000 shares of Common Stock.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          REMOVED AND RESERVED

ITEM 5.          OTHER INFORMATION

Effective August 10, 2011, the Registrant changed its name to "Global Health Voyager, Inc." from "NT Media Corp. of California, Inc." The Registrant's Common Stock is now listed on the Over the Counter Bulletin Board under the symbol "GLHV". The symbol change was effective on August 10, 2011.

The name change was effected through the merger of the Registrant with its wholly-owned Delaware subsidiary (Global Health Voyager, Inc.) and as a result of the merger the Registrant's Certificate of Incorporation was amended to change its name to "Global Health Voyager, Inc." The Registrant survived the transaction with the name of the subsidiary. The merger was effected pursuant to Section 253 of the General Corporation Law of the State of Delaware. The merger was effective on August 10, 2011. A Certificate of Ownership and Merger was filed with the Secretary of the State of the State of Delaware which became effective on August 10, 2011.

ITEM 6.          EXHIBITS

Exhibit Number		Description
3.1	(1)	Certificate of Incorporation dated March 14, 2000
3.1.1	*	Certificate of Incorporation including Certificate of Ownership and Merger dated August 4, 2011
3.2	(1)	Bylaws dated March 14, 2000
3.3	(2)	Amendment to Certificate of Incorporation dated April 24, 2001
3.4	(3)	Certificate of Amendment of Certificate of Incorporation dated July 18, 2007
4.1	(4)	2009 Equity Incentive Plan dated March 6, 2009
4.2	(5)	Form of Common Stock Purchase Warrant
10.1	(5)	Form of Subscription Agreement
10.1	(5)	Form of Convertible Promissory Note
10.2	*	Agreement with Deutsche Lufthansa AG
10.3	*	Facilitating agreement with AmeriMed Hospitals of Mexico
10.4	*	Facilitating agreement with Med-International of Israel
31	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5) Filed as an exhibit to the Company's Current Report on Form 8-K filed on August 3, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL HEALTH VOYAGER, INC.

Dated: August 15, 2011	/s/ Ali Moussavi
Ali Moussavi,
President, Chief Executive Officer (Principal Executive Officer), and Acting Chief Financial Officer (Acting Principal Financial Officer)

