Form 10-Q/A
period 2011-06-30
GLOBAL HEALTH VOYAGER INC
filed 2011-08-17
CIK 318622

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No [x]

Number of shares outstanding as of August 15, 2011: 26,842,093 common shares.

1

GLOBAL HEALTH VOYAGER, INC.

Explanatory Note

The purpose of the Amendment No. 1 on Form 10–Q/A to Registrants’s quarterly report on Form 10–Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

2

ITEM 6.          EXHIBITS

Exhibit Number		Description
3.1	(1)	Certificate of Incorporation dated March 14, 2000
3.1.1	*	Certificate of Incorporation including Certificate of Ownership and Merger dated August 4, 2011
3.2	(1)	Bylaws dated March 14, 2000
3.3	(2)	Amendment to Certificate of Incorporation dated April 24, 2001
3.4	(3)	Certificate of Amendment of Certificate of Incorporation dated July 18, 2007
4.1	(4)	2009 Equity Incentive Plan dated March 6, 2009
4.2	(5)	Form of Common Stock Purchase Warrant
10.1	(5)	Form of Subscription Agreement
10.1	(5)	Form of Convertible Promissory Note
10.2	*	Agreement with Deutsche Lufthansa AG
10.3	*	Facilitating agreement with AmeriMed Hospitals of Mexico
10.4	*	Facilitating agreement with Med-International of Israel
31	**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase
101.LAB	**	XBRL Taxonomy Extension Label Linkbase
101.PRE	**	XBRL Taxonomy Presentation Linkbase

* Previously filed or furnished as an exhibit to Registrant’s quarterly report of Form 10–Q for the quarter ended June 30, 2011.

**Filed herewith.

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

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL HEALTH VOYAGER, INC.

Dated: August 17, 2011	/s/ Ali Moussavi
Ali Moussavi,
President, Chief Executive Officer (Principal Executive Officer), and Acting Chief Financial Officer (Acting Principal Financial Officer)

4

EXHIBIT INDEX

Exhibit Number		Description
3.1	(1)	Certificate of Incorporation dated March 14, 2000
3.1.1	*	Certificate of Incorporation including Certificate of Ownership and Merger dated August 4, 2011
3.2	(1)	Bylaws dated March 14, 2000
3.3	(2)	Amendment to Certificate of Incorporation dated April 24, 2001
3.4	(3)	Certificate of Amendment of Certificate of Incorporation dated July 18, 2007
4.1	(4)	2009 Equity Incentive Plan dated March 6, 2009
4.2	(5)	Form of Common Stock Purchase Warrant
10.1	(5)	Form of Subscription Agreement
10.1	(5)	Form of Convertible Promissory Note
10.2	*	Agreement with Deutsche Lufthansa AG
10.3	*	Facilitating agreement with AmeriMed Hospitals of Mexico
10.4	*	Facilitating agreement with Med-International of Israel
31	**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase
101.LAB	**	XBRL Taxonomy Extension Label Linkbase
101.PRE	**	XBRL Taxonomy Presentation Linkbase

* Previously filed or furnished as an exhibit to Registrant’s quarterly report of Form 10–Q for the quarter ended June 30, 2011.

**Filed herewith.

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

5