Form 10-K/A
period 2010-12-31
GLOBAL HEALTH VOYAGER INC
filed 2011-10-19
CIK 318622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note: This Amendment to Form 10-K is filed solely to include the Report of the Registrant's prior Independent Public Accounting Firm, which was inadvertently omitted from the filing of the Form 10-K. The reader should note that since the filing of the Form 10-K, the Registrant has changed its name to Global Health Voyager, Inc. There are no other edits or modifications to the Form 10-K as originally filed.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compe-nsation ($)	Total ($)
Ali Moussavi, President, CEO, Acting CFO, and Chairman of the BOD	2009	$150,000	—	—	35,000	—	—	—	$185,000
Ali Moussavi, President, CEO, Acting CFO, and Chairman of the BOD	2010	$150,000	—	—	35,000	—	—	—	$185,000

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

Date: October 19, 2011	Global Health Voyager, Inc.

By:	/s/ Ali Moussavi
Ali Moussavi, President, Chief Executive
Officer and Chairman of the Board of Directors

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 19, 2011	/s/ Christopher Briggs
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

F-7

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