Form 10-Q/A
period 2011-03-31
GLOBAL HEALTH VOYAGER INC
filed 2011-10-19
CIK 318622

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

Explanatory Note: This Amendment to Form 10-Q is filed solely to clarify Registrant's disclosure under Evaluation of Disclosure Controls and Procedures. The reader should note that since the filing of the Form 10-Q, the Registrant has changed its name to Global Health Voyager, Inc. There are no other edits or modifications to the Form 10-Q as originally filed.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

NT MEDIA CORP. OF CALIFORNIA, INC.

Dated: October 19, 2011	/s/ Ali Moussavi
Ali Moussavi,
President, Chief Executive Officer (Principal Executive Officer), and Acting Chief Financial Officer (Acting Principal Financial Officer)