Form 10-Q
period 2011-09-30
GLOBAL HEALTH VOYAGER INC
filed 2011-11-18
CIK 318622

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

Number of shares outstanding as of November 18, 2011: 30,568,378 common shares.

GLOBAL HEALTH VOYAGER, INC. AND SUBSIDIARIES

September 30, 2011 (unaudited)

Global Health Voyager, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$29,548	$1
Prepaid Expenses	218,688	6,667

TOTAL CURRENT ASSETS	248,236	6,668

OTHER ASSETS
Deposit for Asset Acquisition	73,732	—

TOTAL ASSETS	$321,968	$6,668

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$562,919	$575,653
Accrued liabilities	788,459	668,421
Accrued liabilities to related parties	1,320,604	1,190,088
Notes payable	1,109,371	1,059,371
Notes payable, related party	61,963	43,216
Convertible notes payable	282,200	282,200
Convertible notes payable, related party	597,400	625,600
Accrued litigation settlement	113,178	113,178

TOTAL CURRENT LIABILITIES	4,836,094	4,557,727

LONG TERM LIABILITIES
Convertible notes payable	333,890	—

TOTAL LIABILITES	5,169,984	4,557,727

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares
authorized; 0 shares issued and outstanding	—	—
Common stock; $0.001 par value; 1,000,000,000 shares
authorized; 30,568,378 and 26,542,093 shares issued and outstanding and September 30, 2011 and December 31, 2010 respectively	30,568	26,542
Additional paid-in capital	4,320,592	3,396,825
Deficit accumulated during the development stage	(9,199,176)	(7,974,426)

TOTAL STOCKHOLDERS' DEFICIT	(4,848,016)	(4,551,059)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$321,968	$6,668

See accompanying notes to consolidated financial statements.

Global Health Voyager, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

					Cumulative from
	Three Months Ended		Nine Months Ended		June 4,
	September 30,	September 30,	September 30,	September 30,	1999 (inception) to
	2011	2010	2011	2010	September 30, 2011

REVENUES	$—	$—	$—	$—	$385,997

COSTS AND EXPENSES
General and administrative	309,995	69,528	535,513	380,095	6,707,966
Depreciation and amortization	—	—	—	—	132,077
Impairment of film costs	—	—	—	—	156,445
Impairment of related party receivables	—	—	—	—	35,383
Inventory write-down	—	—	—	—	24,820
Loss on litigation settlement	—	—	—	—	100,000

TOTAL COSTS AND EXPENSES	309,995	69,528	535,513	380,095	7,156,691

LOSS FROM OPERATIONS	(309,995)	(69,528)	(535,513)	(380,095)	(6,770,694)

OTHER INCOME (EXPENSES)
Interest income, related party	—	—	—	—	23,154
Interest expense	(582,351)	(35,471)	(656,133)	(97,757)	(1,529,159)
Interest expense, related party	(8,114)	(11,078)	(32,304)	(29,846)	(534,816)
Loan fees	—	—	—	—	(616,000)
Debt forgiven	—	—	—	—	290,595
Legal fees forgiven	—	—	—	—	12,296
Provision for common stock subscription receivable	—	—	—	—	(91,552)

TOTAL OTHER INCOME (EXPENSES)	(590,465)	(46,549)	(688,437)	(127,603)	(2,445,482)

LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(900,460)	(116,077)	(1,223,950)	(507,698)	(9,216,176)

PROVISION FOR INCOME TAXES	—	—	800	800	16,000

LOSS BEFORE NON-CONTROLLING INTEREST	(900,460)	(116,077)	(1,224,750)	(508,498)	(9,232,176)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	—	—	—	—	33,000

NET LOSS ATTRIBUTABLE TO GLOBAL HEALTH VOYAGER, INC. AND SUBSIDIARIES	$(900,460)	$(116,077)	$(1,224,750)	$(508,498)	$(9,199,176)

NET (LOSS) PER SHARE:
BASIC AND DILUTED	$(0.0328)	$(0.0044)	$(0.0456)	$(0.0198)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	27,412,602	26,192,093	26,855,232	25,701,200

See accompanying notes to consolidated financial statements.

Global Health Voyager, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

			Cumulative from
	Nine Months Ended		June 4,
	September 30,	September 30,	1999 (inception) to
	2011	2010	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(1,224,750)	$(508,498)	$(9,232,176)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	—	—	132,077
Impairment loss	—	—	336,773
Inventory write-down	—	—	24,820
Impairment of related party receivables	—	—	35,383
Operating expenses paid by reducing note receivable	—	—	10,000
Stock issued for services	338,300	25,294	1,312,938
Deferred compensation	—	—	10,417
Stock issued for loan fees	—	—	423,000
Stock options issued for services	—	—	60,370
Legal fees forgiven	—	—	(12,296)
Debts forgiven	—	—	(290,595)
Provision for common stock subscription receivable	—	—	89,468
Amount attributable to non-controlling interest	—	—	33,000
Beneficial conversion of debt and accrued interest	536,895	—	770,275
Changes in assets and liabilities:
Interest receivable	—	—	(19,986)
Inventory	—	—	(24,820)
Prepaid Expenses	(212,021)	(11,668)	(218,688)
Other assets	—	—	(24,000)
Litigation settlement	—	—	100,000
Accounts payable and accrued expenses	107,304	122,994	1,721,923
Accrued expenses, related party	138,804	142,346	1,285,469

Net cash (used in) operating activities	(315,468)	(229,532)	(3,476,648)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit for asset acquisition	(73,732)	—	(73,732)
Notes receivable from officer	—	—	(45,048)
Collection of notes receivable from officer	—	—	35,048
Notes receivable, related parties	—	—	(50,000)
Collection of notes receivable, related parties	—	—	50,000
Investment in property and equipment	—	—	(18,879)
Investment in film costs	—	—	(133,005)
Investment in web site development costs	—	—	(292,968)

Net cash (used in) investing activities	(73,732)	—	(528,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—	1,254,154
Payment of offering costs	—	—	(66,450)
Proceeds from notes payable	50,000	217,000	1,497,038
Proceeds from notes payable, related party	36,012	35,939	703,631
Payments of notes payable	—	—	(201,916)
Payments of notes payable, related party	(17,265)	(12,672)	(419,477)
Proceeds from issuance of convertible notes	350,000	—	1,267,800

Net cash provided by financing activities	418,747	240,267	4,034,780

NET INCREASE IN CASH AND EQUIVALENTS	29,547	10,735	29,548

CASH AND EQUIVALENTS, Beginning of period	1	586	—
CASH AND EQUIVALENTS, End of period	$29,548	$11,321	$29,548

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$—	$—	$21,511
Income taxes paid	$—	$—	$4,000

NONCASH FINANCING ACTIVITIES:
Beneficial conversion of debt and accrued interest	$536,895	$—	$770,275
Stock issued for services	$338,300	$25,294	$1,312,937
Stock issued for loan fees	$—	$—	$423,000
Stock options issued for services	$—	$—	$60,370

See accompanying notes to consolidated financial statements.

GLOBAL HEALTH VOYAGER, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 (unaudited) and December 31, 2010

NOTE 1. BASIS OF PRESENTATION

The unaudited consolidated financial statements were prepared by Global Health Voyager, Inc. and its wholly owned subsidiary, eCast Media Corporation, Inc. (together, the “Company”), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Quarterly Reports on Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the US (“US GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

NOTE 2. GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements were prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. As of and for the nine months ended September 30, 2011, the Company incurred a net loss and had accumulated and working capital deficits. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order for the Company to meet its financial obligations, it will continue to attempt to sell equity or incur debt, although there cannot be any assurance that the Company will be successful in doing so.

The Company plans to take advantage of the growth in the medical tourism industry as a medical tourism company through joint ventures, partnerships, and agreements. The Company intends to enter into agreements with hospitals, insurance companies, travel agencies, facilitators, and other healthcare providers to establish a creditable network and effectively obtain a strong market presence within the medical tourism industry. The Company will attempt to enter into partnership agreements with other entities in order to mitigate some of the financial risk. The Company’s ability to develop these relationships is principally dependent on its ability to raise capital to fund the project, which is very difficult due to its current financial condition and lack of history in the market.

The Company’s current business operations are focused on facilitating medical procedures in the medical tourism industry, including building a web-based platform, building relations with hospitals and healthcare providers both in the US and abroad, and vertical social and professional networks.

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

September 30, 2011 (unaudited) and December 31, 2010

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

Basis of Consolidation

The consolidated financial statements include the accounts of Global Health Voyager and its wholly owned subsidiary, eCast Media Corporation, Inc. (“eCast”), and its 51% owned subsidiary, SUD. eCast and SUD are inactive. All significant intercompany accounts and transactions were eliminated in consolidation.

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

Reclassifications

Certain prior period amounts were reclassified to conform to current period presentation, none of which changed total assets, stockholders’ deficit, net loss, or net loss per share.

Equipment and Depreciation

Equipment is recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs expensed as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any reselling gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for consolidated financial statements purposes. There was no depreciation recorded for the nine months ended September 30, 2011 or 2010.

Fair Value of Financial Instruments

The carrying value of cash, deferred revenue, accounts payable, and accrued expenses are approximately at fair value.

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

GLOBAL HEALTH VOYAGER, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 (unaudited) and December 31, 2010

Income Taxes

The Company follows the liability method of accounting for income taxes pursuant to ASC 740, “Accounting for Income Taxes”. Under ASC 740 deferred income taxes are recorded to reflect tax consequences on future years for the differences between the tax bases of assets and liabilities and their financial reporting amounts at each period-end.

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

Based on its evaluation, the Company concluded there were no significant uncertain tax positions requiring recognition in its financial statements as of September 30, 2011 and December 31, 2010.

The Company does not have any unrecognized tax benefits as of September 30, 2011 and 2010 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes during the nine months ended September 30, 2011 and 2010.

California law requires payments of a minimum franchise tax of $800 by corporations that are qualified to do business in California. The Company has not paid the $800 minimum tax for 2011 and 2010, nor has it filed its tax returns, causing the California Secretary of State to forfeit its corporate status. The Company is in the process of filing all delinquent corporate tax returns in order to re-establish its corporate status. The Company expects to be reinstated by the end of 2011.

Impairment of Long-Lived Assets

The Company adopted ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company evaluates its long-lived assets by measuring the carrying amounts of assets against the estimated undiscounted future cash flows associated with them. At the time the carrying value of such assets exceeds the fair value of such assets, impairment is recognized.

Advertising Costs

Advertising costs are expensed as incurred. The Company did not incur any advertising costs for the nine months ended September 30, 2011 and 2010.

GLOBAL HEALTH VOYAGER, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 (unaudited) and December 31, 2010

Loss per Common Share

The Company computes loss per common share in accordance with ASC 260-10-45, “Earnings per Share”. The Statement requires dual presentation of basic and diluted Earnings per Share (“EPS”) on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares.

Stock based compensation to other than employees

The Company accounts for equity instruments issued for the receipt of goods or services from other than employees in accordance with ASC 718 (previously Statement of Financial Accounting Standards No. 123), “Accounting for Stock-Based Compensation,” and the conclusions reached by the ASC 505-50 (previously Emerging Issues Task Force in Issue No. 96- 18), “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“ASC 505-50”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by ASC 505-50 (previously EITF 96-18). In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

NOTE 4. RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has adopted all accounting pronouncements effective before September 30, 2011, which are applicable to the Company.

NOTE 5. PREPAID EXPENSES

Prepaid expenses represent consulting fees for contract periods extending into the subsequent quarter.

NOTE 6. DEPOSIT FOR ASSET ACQUISITION

In August and September 2011, the Company paid $73,732 as a deposit in connection with an asset acquisition completed in October 2011. See Note 13.

NOTE 7. NOTES PAYABLE

During the quarter ended June 30, 2011, the Company issued promissory notes totaling $40,000 bearing interest at 12% due July 2011. No payments have been made on these notes. They were verbally extended and not considered in default.

During the quarter ended March 31, 2011, the Company issued a promissory note of $10,000 bearing interest at 12% due June 2011. No payments have been made on these notes. They were verbally extended and not considered in default.

GLOBAL HEALTH VOYAGER, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 (unaudited) and December 31, 2010

At September 30, 2011 and December 31, 2010, notes payable to non-related parties consisted of the following:

	September 30, 2011	December 31, 2010
Notes payable bearing interest at 12%, due on demand	$922,621	$892,621
Notes payable bearing interest at 15%, due on demand	20,000	—
Notes payable bearing interest at 10%, due on demand	128,000	128,000
Notes payable bearing interest at 12.5%, due on demand	38,750	38,750

Total Due	$1,109,371	$1,059,371

NOTE 8. NOTES PAYABLE – RELATED PARTIES

During the quarter ended September 30, 2011 the Company paid $6,000 in accrued interest to its President. No principal payments were made.

During the quarter ended September 30, 2011, the Company paid $17,265 in principal due on notes from related parties.

During the quarter ended June 30, 2011, the Company issued notes of $10,117 to its President at 12% and due at various dates through July 2011. No principal payments were made. The notes were verbally extended and are not considered in default.

During the quarter ended March 31, 2011, the Company issued notes of $8,760 to its President at 12% and due at various dates through June 2011. No principal payments were made. The notes were verbally extended and are not considered in default.

During the quarter ended March 31, 2011, the Company issued notes of $17,135 to a related party at 12% and due at various dates through June 2011. $17,000 of principal was repaid. The notes were verbally extended and are not considered in default.

At September 30, 2011 and December 31, 2010, notes payable, all currently due, to related parties consisted of the following:

	September 30, 2011	December 31, 2010
Notes payable to Company’s President,
Non-interest bearing due on demand	$1,107	14,044
Interest at 12% due on demand	53,551	22,002
Interest at 15%, due on demand	1,170	1,170
Notes payable, interest at 12%, due on demand	135	—
Non-interest bearing notes due on demand	6,000	6,000
	$61,963	$43,216

NOTE 9. CONVERTIBLE NOTES PAYABLE

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

GLOBAL HEALTH VOYAGER, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 (unaudited) and December 31, 2010

At September 30, 2011 and December 31, 2010, convertible notes payable to non-related parties consisted of the following:

	September 30, 2011	December 31, 2010
Convertible notes payable bearing interest at 6%, due on demand	$282,200	$282,200
Notes payable bearing interest at 10%, due on demand	350,000	—

Total Due	$632,200	$282,200
Less: Current portion	(282,200)	(282,200)
Less: Amount attributable to warrants issued with debt	(16,110)	—
Convertible notes payable	$333,890	$—

Interest expense on these notes for the nine months ended September 30, 2011 and 2010 was $23,124 and $12,699 respectively. Interest expense on these notes for the three months ended September 30, 2011 and 2010 was $12,580 and $4,232 respectively.

NOTE 10. CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

At September 30, 2011, convertible notes payable to related parties, bearing interest at 6%, totaled $597,400 and are all currently due. All notes are convertible to common shares, $0.001 par value, at the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company’s securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes be converted on the sixth and seventh year of their anniversary date or are due and payable in the event that the Company’s shares of common stock are not publicly traded.

Interest expense on these notes for the nine months ended September 30, 2011 and 2010 was $27,936 and $28,152, respectively. Interest expense on these notes for the three months ended September 30, 2011 and 2010 was $9,168 and $9,834, respectively.

NOTE 11. STOCKHOLDERS’ EQUITY

In September 2011, the Company issued 1,120,000 shares of common stock to consultants for services rendered to the Company. The Company recorded the expense at the fair market value of the shares of $324,800.

On September 30, 2011, the Company entered various agreements to convert $36,488 of related party convertible debt and accrued interest into 2,606,285 shares of common stock. The fair market value of the stock on the date of agreement and issuances was $573,383. The Company recorded a loss on settlement of debt of $536,895, which was included in interest expense.

In June 2011, the Company issued 300,000 shares of common stock as payment for marketing services. The fair market value of the stock on the day of issuance was $13,500.

Warrants

In June 30, 2011, the Company issued warrants to purchase 1,750,000 shares of its common stock at $0.10 per share as part of convertible note issuances. The value attributed to the warrants was $16,110, treated as additional paid-in capital.

GLOBAL HEALTH VOYAGER, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 (unaudited) and December 31, 2010

Options

There were no options granted during the nine months ended September 30, 2011. Common stock purchase options and warrants consisted of the following at September 30, 2011:

		Weighted Average	Aggregated
		Exercise	Intrinsic
	# shares	Price	Value
Options:
Outstanding and exercisable, December 31, 2010	—	N/A	$—
Granted	—		—
Exercised	—		—
Expired	—		—
Outstanding and exercisable, September 30, 2011	—	N/A	$—

Warrants:
Outstanding and exercisable, December 31, 2010	—	N/A	$—
Granted	1,750,000	$0.10	—
Exercised	—		—
Expired	—		—
Outstanding and exercisable, September 30, 2011	1,750,000	$0.10	$—

NOTE 12. LITIGATION

The Company is subject to various claims covering a wide range of matters that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

During 2002, the Company’s subsidiary, eCast, settled a lawsuit with its prior landlord of $100,000. As of September 30, 2011 the balance due for the settlement had not been paid and is reflected as a current liability.

Management is aware of a threatened litigation matter involving the nonpayment of approximately $9,000 in legal fees. Management is not aware of any attempts by the claimant to pursue the litigation.

In November 2010, the Company’s prior accounting firm filed a lawsuit in Colorado state court seeking recovery of fees allegedly owed for accounting services performed during 2004 to 2008. The claims have been asserted against the Company, a second corporate defendant and its President as a result of a personal guarantee. On August 3, 2011, the parties entered into a settlement agreement whereby the Defendants in the case will jointly pay $130,000 to the plaintiffs. The Company’s outstanding portion of the settlement at September 30, 2011 was $52,660. In consideration of the settlement, the parties have executed a mutual release and have agreed to withdraw the lawsuit. The releases and withdrawal are contingent upon the Company’s full performance of the settlement agreement terms.

GLOBAL HEALTH VOYAGER, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 (unaudited) and December 31, 2010

NOTE 13. SUBSEQUENT EVENTS

Effective October 6, 2011, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Healthcare International Networks, LLC, a privately-owned Delaware company (“Seller”). Pursuant to the terms of the Agreement, the Registrant purchased substantially all of the operating assets associated with the website “Planet Hospital” as owned and operated by the Seller. The Seller has agreed to retain all of the liabilities of the Seller whether related to the Planet Hospital website or any other assets acquired by Company under the Agreement. The Registrant has assumed no liabilities under the terms of the Agreement. As consideration for the transfer and sale of the Planet Hospital assets to the Registrant, the Registrant has agreed to issue $90,000 of its unregistered Common Stock, at a price per share of $0.144 (the “Consideration Shares”). The Consideration Shares will be issued as restricted stock with no registration rights associated with the stock. The price per share of the Consideration Shares was based upon the average of the closing price of the Registrant’s Common Stock for the thirty days preceding October 6, 2011. As such 625,000 shares of Common Stock will be issued as Consideration Shares. The Consideration Shares have not get been issued.

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

On November 1, 2010, the Company's Board of Directors (“BOD”) and management decided to change the focus of its business from entertainment and website development to websites dedicated to the facilitation of medical tourism. The Company believes that due to the potential high growth in the medical tourism industry, it is a better use of the Company's resources. The Company discontinued operations and maintenance of web destinations it launched in the last several years, as it has transitioned operations toward the development of one or more medical tourism websites.

On April 20, 2011, the Company launched its initial medical tourism website called www.globalhealthvoyager.com. The website is designed to be an information portal for users to facilitate medical procedures, hospitals, and clinics overseas. The website is constantly updated and will continue to be enhanced over time.

New Company Focus

The Company decided to redirect its focus on the medical tourism industry which it believes has high growth potential with minimal upfront web portal development costs. The Company has recognized a unique opportunity to utilize its core competencies in web development in the emerging medical tourism market. The Company’s new vision is to be a premier international medical tourism company via acquisitions, partnerships, affiliations, and the development of web portals for resources in the medical tourism industry. The Company’s mission is to facilitate exceptional health care and services by highly qualified surgeons/physicians and advanced state-of-the-art facilities abroad for a fraction of the cost of traditional healthcare in the US. The Company extends services to other developed nations by providing individuals the opportunity to research and connect with the providers of services abroad outside of their country of residence. The Company’s sole employee is its president and he will continue his role as such. The Company plans to hire outside consultants and contractors in the initial phases of the business transition to develop the Company's websites, partnerships and content with respect to all aspects of non-US medical services, transportation and regulations. The Company will seek financing for the venture through private placements of equity and the issuance of debt securities to private investors. There can be no assurance that the Company will successfully transition its business operations, attract or retain new personnel or obtain financing on terms satisfactory to the Company, if at all.

The Company’s core competencies in web developing, marketing, and social networking will allow it to cost effectively provide information about world-class healthcare services via its medical tourism website which was launched in the second quarter of 2011.

In addition, as part of its strategy of growth in the medical tourism industry, effective October 6, 2011, the Company entered into an Asset Purchase Agreement (the "Agreement") with Healthcare International Networks, LLC, a privately-owned Delaware company ("Seller"). Pursuant to the terms of the Agreement, the Registrant purchased substantially all of the operating assets associated with the website "Planet Hospital" as owned and operated by the Seller. The Seller has agreed to retain all of the liabilities of the Seller whether related to the Planet Hospital website or any other assets acquired by Company under the Agreement. The Registrant has assumed no liabilities under the terms of the Agreement. As consideration for the transfer and sale of the Planet Hospital assets to the Registrant, the Registrant has agreed to issue $90,000 of its unregistered Common Stock, at a price per share of $0.144 (the "Consideration Shares"). The Consideration Shares will be issued as restricted stock with no registration rights associated with the stock. The price per share of the Consideration Shares was based upon the average of the closing price of the Registrant's Common Stock for the thirty days preceding October 6, 2011. As such 625,000 shares of Common Stock will be issued as Consideration Shares. The Consideration Shares have not yet been issued.

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

In June 2011, the Company issued and sold convertible promissory notes and common stock purchase warrants for $350,000. See the financial statements of the Company in Part I Item 1 for further details on this financing transaction.

Results of Operations

OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Operating expenses increased to $535,513 for the nine months ended September 30, 2011 compared to $380,095 for the nine months ended September 30, 2010 primarily due to increase in consulting expenses.

Other expenses, consisting of interest, for the nine months ended September 30, 2011 increased by $560,834 compared to the nine months September June 30, 2010, primarily due to loss recognized on stock issued for settlement of debt.

Net loss for the nine months ended September 30, 2011 was $1,224,750, compared to a loss of $508,498 for the nine months ended September 30, 2010, an increase of $716,252, primarily due to increase in consulting expenses and loss recognized on stock issued for settlement of debt as discussed above.

OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Operating expenses increased to $309,995 for the three months ended September 30, 2011 compared to $69,528 for the three months ended September 30, 2010 primarily due to increase in expenses recognized under consulting and employment agreements.

Other expenses, consisting of interest, for the three months ended September 30, 2011 increased by $543,916 compared to the three months ended September 30, 2010 primarily due to loss recognized on stock issued for settlement of debt.

Net loss for the three months ended September 30, 2011 was $900,460, an increase of $784,383 compared to the net loss of $116,077 for the three months ended September 30, 2010 primarily due to an increase in consulting expenses and loss recognized on stock issued for settlement of debt as discussed above.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, and that would be considered material to investors.

Liquidity and Capital Resources

We have incurred operating losses since inception. As of September 30, 2011, we have an accumulated deficit of $9,199,176. At September 30, 2011, we have $29,548 in cash and equivalents and a net working capital deficit of $4,514,126.

During the last two years, the Company and its wholly owned subsidiary, eCast Media Corporation, Inc. (“eCast”), were dependent on borrowed or invested funds to finance their ongoing operations. As of September 30, 2011, eCast owed $620,000 on 6% convertible notes and the Company owed $259,600 of 6% convertible notes. These notes were issued to two of the Company’s major stockholders. These notes are classified as current liabilities. We anticipate we will continue borrowing funds or obtaining additional equity financing to provide working capital. We do not have sufficient cash on hand or from operations to support the Company's operations for the next twelve months. The Company has issued $350,000 of notes that are convertible into Common Stock at the lower of (i) $0.10 or (ii) eighty percent (80%) of the average closing bid price of the Common Stock during the 5 trading days preceding the date that a conversion notice is delivered to the Company. The notes accrue interest at 10% and mature on June, 2014.

The audit report of the Company’s independent registered public accounting firm for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K for the year then ended, includes a “going concern” explanation. In the auditor’s opinion, the Company’s limited operating history and accumulated deficit as of December 31, 2010, raised substantial doubt about the Company’s ability to continue as a going concern. We require approximately $4.85 million over the next twelve months to pay off accounts payable, accrued expenses and the convertible notes and notes payable reaching maturity unless we obtain additional extensions.

Due to our limited cash flow, operating losses and intangible assets, it is unlikely we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from our major stockholders and other outside sources to fund our current operations. If these outside sources are unwilling or unable to provide necessary working capital to us, we will probably not be able to sustain operations. We have no written agreements or contractual obligations in place which require our outside sources to continue to finance our operations. The Company's and eCast's convertible notes of $879,600 are voluntarily convertible when the Company's or eCast's securities (as the case may be) are trading publicly and the underlying stock of the convertible notes has been registered with the SEC on a registration statement that has been declared effective. If they remain unpaid, the notes will automatically convert to Common Stock on the fifth anniversary of their respective issuances. Thus, $879,600 of current convertible notes would be mandatorily converted during 2011 unless they become eligible for conversion prior to that time, or have been extended by the parties. The parties have verbally agreed to extend the mandatory conversion for a period of 1 year. In addition, the Company has issued $350,000 of notes that are convertible into Common Stock at the lower of (i) $0.10 or (ii) eighty percent (80%) of the average closing bid price of the Common Stock during the 5 trading days preceding the date that a conversion notice is delivered to the Company. The notes accrue interest at 10% and mature on July 28, 2014.

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

On November 1, 2010 the accounting firm of A.J. Robbins, P.C. filed a lawsuit in the District Court, City and County of Denver, Colorado, seeking recovery of fees allegedly owed for accounting services performed during 2004 to 2008. The claims have been asserted against the Company and our CEO, as a result of a personal guarantee. The Company and our CEO disputed the fees and intended to oppose the suit. On December 15, 2010, Defendants filed an Answer which asserted several defenses. The parties exchanged initial disclosures, and the matter was set for trial commencing on December 5, 2011. On August 3, 2011 the parties entered into a settlement agreement whereby the Defendants in the case will pay $130,000 to the plaintiffs. Payments will be made in equal monthly payments over 7 months commencing on August 31, 2011 for $85,000. Stock was issued by another party in the lawsuit to satisfy the remaining $45,000. In consideration of the settlement, the parties have executed a mutual release and have agreed to withdraw the lawsuit. The releases and withdrawal are contingent upon the Company's full performance of the settlement agreement terms. As of September 30, 2011, the Company has reflected an accrual of $52,660 reflecting the settlement.

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

In June 2011, the Company issued an aggregate of 300,000 shares of Common Stock as payment for marketing services. The fair market value of the stock on the day of issuance was $13,500.

On July 28, 2011, the Company entered into two Amended and Restated Subscription Agreements (the "Agreements") with two accredited investors pursuant to which the Company issued and sold (i) convertible promissory notes ("Notes") of $350,000, and (ii) warrants (the "Warrants") to purchase 1,750,000 shares of the Company's common stock (the "Common Stock"). The Agreements amended and restated certain Subscription Agreements entered into by and between the Company and the investors in June of 2011. The Company received the investment proceeds in June of 2011.

The Notes are convertible into Common Stock at the lower of (i) $0.10 or (ii) eighty percent (80%) of the average closing bid price of the Common Stock during the 5 trading days preceding the date that a conversion notice is delivered to the Company. The Notes accrue interest at a rate of 10% and have a maturity date that is three years following the date of issuance. The Warrants are exercisable for Common Stock at a price per share of $0.10. The Warrants expire three years following the date of issuance. Neither the Notes nor the Warrants contain any anti-dilution or price adjustment protection. There were no registration rights granted with respect to the Notes or Warrants. The Warrants do not contain a "cashless" or "net exercise" feature. The Notes and Warrants contain "blocker" provisions which prohibit the investors from obtaining ownership in excess of 4.99% of the Company's Common Stock.

If (i) the Warrants were fully exercised and (ii) the Notes were fully converted at an assumed conversion price of $0.08, the Company would be required to issue 1,750,000 shares upon exercise of the Warrants and 4,375,000 shares upon conversion of the Notes for a total of 6,125,000 shares of Common Stock.

On September 13, 2011, the Company issued 1,306,285 shares of Common Stock to covert outstanding obligations valued at $18,288. The price per share of the conversion was $0.22.

On September 13, 2011, the Company issued 1,300,000 shares of Common Stock to covert outstanding obligations valued at $18,200. The price per share of the conversion was $0.22.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        REMOVED AND RESERVED

ITEM 5.        OTHER INFORMATION

ITEM 6.        EXHIBITS

Exhibit Number		Description
3.1	(1)	Certificate of Incorporation dated March 14, 2000
3.2	(1)	Bylaws dated March 14, 2000
3.3	(2)	Amendment to Certificate of Incorporation dated April 24, 2001
3.4	(3)	Certificate of Amendment of Certificate of Incorporation dated July 18, 2007
4.1	(4)	2009 Equity Incentive Plan dated March 6, 2009
4.2	(5)	Form of Common Stock Purchase Warrant
10.1	(5)	Form of Subscription Agreement
10.1	(5)	Form of Convertible Promissory Note
10.2	(6)	Asset Purchase Agreement dated October 6, 2011
10.3	(6)	Bill of Sale dated October 6, 2011
10.4	(6)	Indemnification Agreement
10.5	(6)	Form of Stock Confirmation and Restriction Agreement
10.6	(6)	Non-Competition Agreement
31	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Presentation Linkbase

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

(6) Filed as an exhibit to the Company's Current Report on Form 8-K filed on November 3, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL HEALTH VOYAGER, INC.

Dated: November 18, 2011	/s/ Ali Moussavi
Ali Moussavi,
President, Chief Executive Officer (Principal Executive Officer), and Acting Chief Financial Officer (Acting Principal Financial Officer)

