Form 10-K
period 2011-12-31
GLOBAL HEALTH VOYAGER INC
filed 2012-05-09
CIK 318622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to___________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the common stock held by non-affiliates as of June 30, 2011 was $505,268.

As of May 1, 2012, there were 41,792,800 shares of the registrant’s common stock outstanding.

Forward Looking Statements

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

2

PART IV

Item 15.	Exhibits	36

PART I

Item 1.	Description of Business

General

On November 1, 2010, the Company’s Board of Directors (“BOD”) and Management decided to change the focus of its business from entertainment and website development to websites dedicated to the facilitation of medical tourism. The Company believes that due to the potential high growth in the medical tourism industry, it is a better use of the Company’s resources. The Company discontinued operations and maintenance of web destinations it launched in the last several years, as it has transitioned operations toward the development of one or more medical tourism websites.

On April 20, 2011, the Company launched its initial medical tourism website called www.globalhealthvoyager.com. The website is designed to be an information portal for users to facilitate medical procedures, hospitals, and clinics overseas. The website is updated regularly and will continue to be enhanced over time.

On August 10, 2011, NT Media Corp. of California, Inc. changed its name to Global Health Voyager, Inc. (the “Company”). The Company is a Delaware corporation incorporated on March 14, 2000.

In 2011, the Company discontinued developing media and entertainment assets and channels and phased out its websites www.neurotrash.tv, www.singlefathernetwork.com, and www.stemcellstalk.com as it shifted its focus to its recently launched medical tourism web portal.

New Company Focus

The Company redirected its focus on the medical tourism industry which it believes has high growth potential with minimal upfront web portal development costs. The Company has recognized a unique opportunity to utilize its core competencies in web development in the emerging medical tourism market. The Company’s new vision is to be a premier international medical tourism company via acquisitions, partnerships, affiliations, and the development of web portals for resources in the medical tourism industry. The Company’s mission is to facilitate exceptional health care and services by highly qualified surgeons/physicians and advanced state-of-the-art facilities abroad for a fraction of the cost of traditional healthcare in the US. The Company extends its services to other developed nations by providing potential patients the opportunity to research and connect with medical providers outside of their country of residence. The Company’s sole employee is its president and he will continue his role as such. The Company plans to hire outside consultants and contractors in the initial phases of the business transition to develop the Company’s websites, partnerships and content with respect to all aspects of non-US medical services, transportation and regulations. The Company will seek financing for the venture through private placements of equity and the issuance of debt securities to private investors. There can be no assurance that the Company will successfully transition its business operations, attract or retain new personnel or obtain financing on terms satisfactory to the Company, if at all.

The Company’s core competencies in web developing, marketing, and social networking allows it to cost effectively provide information about world-class healthcare services via its medical tourism website which was launched in the second quarter of 2011.

In addition, as part of its strategy of growth in the medical tourism industry, effective October 6, 2011, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Healthcare International Networks, LLC (“HIN”), a privately-owned Delaware limited liability company (“Seller”). Pursuant to the terms of the Agreement, the Company purchased substantially all of the operating assets associated with the website “Planet Hospital” as owned and operated by the Seller. The Seller agreed to retain all of his liabilities whether related to the Planet Hospital website or any other assets acquired by Company under the Agreement. The Company assumed no liabilities under the Agreement. As consideration for the transfer and sale of the Planet Hospital assets to the Company, the Company agreed to issue $90,000 of its unregistered Common Stock at $0.144 per share (the “Consideration Shares”). The price per share of the Consideration Shares was based upon the average of the closing price of the Company’s Common Stock for the thirty days preceding October 6, 2011. As such 625,000 shares of Common Stock were to be issued as Consideration Shares. The Consideration Shares have not been issued as the Seller did not respond to the Company’s repeated requests to provide the names of the individuals to which the shares were to be issued. The Company is currently involved in a lawsuit with the Seller. The Company has not assumed title to the Planet Hospital assets including the rights to the name and website domain.

On January 5, 2012, HIN, DBA Planet Hospital, Rupak Acharyya aka Rudy Rupak, and Geoff Moss filed a lawsuit, collectively as “Plaintiffs” against the Company. The lawsuit filed by Plaintiffs alleges and seeks damages in the form of monetary relief for: 1) breach of contract; 2) conversion; and 3) Labor Code violations for failure to pay wages timely; and seeks equitable remedies in the form of: 1) rescission of contract; 2) declaratory relief; and 3) injunctive relief.

The Company responded to this lawsuit by way of both a General and Special Demurrer, asserting the Complaint filed by Plaintiffs must be dismissed as the Plaintiff corporation is not in good standing in its state of incorporation, Delaware, and therefore does not have the right to pursue legal remedies. Further, the Company asserts that Plaintiffs’ Complaint fails to state facts sufficient to constitute any cause of action against the Company. The Company also filed a Request for Judicial Notice of Plaintiff LLC’s corporate standing. The scheduled hearing date for the Company’s objection to the lawsuit is May 16, 2012.While the Company will vigorously defend this action, there can be no assurance that the Company will prevail in the lawsuit. At this time, the Company cannot determine the amount of damages, if any, it could be responsible for if it does not prevail in the lawsuit. If the Company were to lose the lawsuit, the Company could be liable for damages of more than $90,000 and would be responsible for paying the principals of the lawsuit back wages, penalties and interest.

Medical Tourism Industry (“MTI”)

According to the Deloitte Center for Health Solutions (“DCHS”), there are many factors contributing to the evolution of the medical tourism industry. The first, and most significant, is the high price of medical procedures in the US. In many Western European countries, the affluent often desire to have medical procedures without waiting. The US, particularly, will be responsible for a large portion of the medical MTI as millions of Americans are either uninsured or under-insured. Costs for procedures abroad are often less than the insurance co-payments in the US, sometimes significantly so. American insurance companies have noticed this, and have begun to explore partnerships with doctors and hospitals overseas to take advantage of the price disparity.

One of the most significant events leading to the growth of the MTI involves international accreditation. As the number of state-of-the-art medical facilities has grown across the globe, the need to classify those with superior skills, safety and training has become manifest, and a number of organizations have emerged to help potential patients and tourism agencies discover which hospitals have standards that are similar, and in some cases superior, to those in the US.

In addition to cost savings, there is another significant motivation for medical tourism. Given the stringent and often politically motivated hurdles preventing certain types of procedures from being conducted in the US and Western Europe, such as stem cell therapy, at times patients’ only viable option is medical travel.

Medical tourism is experiencing growth in the US and abroad driven by disparity in cost for required and elective surgical and other medical treatments and procedures within and outside of the US. The Medical Tourism Association reported that several million Americans traveled abroad for medical care in 2011 and the DCHS projects that outbound medical tourism could reach 1.6 million patients by 2012, with sustainable annual growth of 35 percent. The Company intends to capitalize on the growth in this industry through the development of our web-based platform and by developing relationships with hospitals and health care providers worldwide. We believe the website planned by the Company will make it easy for patients to navigate and obtain information regarding healthcare services performed worldwide.

Recent Events

Since the Company’s change in focus toward medical tourism, the Company has participated in many industry events, adding value and opportunity toward accomplishing its vision. The Company has attended a number of conferences and seminars regarding medical tourism and in relation has established great relationships with hospitals, clinics, insurance providers, travel agents and other facilitators.

On January 31, 2012, the Company began development of a Medical Tourism related smart phone application (“App”). The App is being designed to allow potential patients to select a procedure they may need in the near future, ranging from minor cosmetic surgery to major procedures such as hip replacement. The App will then offer the patient the average cost of the procedure domestically compared to several overseas destinations at accredited hospitals. The patient will have the option to learn more about specific hospitals and other related accommodations through rich content, including medical specialties and videos. If the patient chooses, he will be assigned a case manager to take him through the process of reviewing options and ultimately booking the procedure along with travel and accommodations.

On March 20, 2012, the Company announced a new data partnership to provide patients with HIPPA-compliant records storage. Through an exclusive contract with Janus Medical Systems, the Company will offer its patients and members the ability to store their entire family’s medical records in one secure place. This new service is an extension of the Company’s offerings to patients who wish to exercise more control over their healthcare options. The software is market-ready and the Company expects to make it available to patients in the second quarter of 2012.

On March 26, 2012, the Company announced a 24-hour nursing support service scheduled to launch in the second quarter of 2012. The service matches nurses with patients based on their particular ailment or condition. The cost structure and tiered support offerings are currently under consideration. The Company expects to offer the service for free to current Global Health Voyager members who use the Company for a medical procedure. The Company is also considering creating a new tier of membership for anyone who has not used Global Health Voyager to book a procedure but is considering doing so. Members at this tier of membership would pay a fee for this service. The Company is evaluating several third party firms to which this function will be outsourced.

The Company plans to continue establishing and growing its network of hospitals, clinics, insurance providers, travel agencies, and other facilitators within the medical tourism industry.

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

Governmental Approval

We are not presently aware of any governmental agency approval required for any of our existing operations or operations of our medical tourism website. We are subject to Federal Trade Commission regulations and other federal and state laws relating to the development, production, and distribution of entertainment programming, which we have phased out over this year. We believe we are in compliance with all laws, rules, and regulations material to our operations.

Marketing and Sales

The Company has plans to work with marketing firms that specialize in search engine optimization (“SEO”) and other means of trafficking new users to our websites. There is no certainty of the effectiveness these firms may have on the marketing and sales of the Company. The Company has established an initial social media presence on www.medicaltourismcity.com to network and market with hospitals, clinics, associations, and other facilitators within the MTI. The Company will create groups in support of upcoming medical tourism conferences it plans on attending. The Company also joined groups that encourage networking and open communication among hospitals, clinics, and other facilitators. The Company anticipates this social media website to be a great resource for the Company to expand its network and establish creditability within the medical tourism community. The Company constantly seeks favorable medical tourism conferences to attend and expand its network and brand recognition within the MTI.

Employees

As of May 9, 2012 we had one employee. We also employ outside consultants from time-to-time to provide various services. Our employee is not represented by a labor union.

Competition

We compete with a wide variety of companies in the MTI. These competitors range from established hospitals, medical tourism facilitators, and travel agencies, to other healthcare providers in the US and abroad. In addition, as the MTI grows and expands into other sectors such as travel and insurance, better financed and established entities may expand into, acquire, invest or continue to consolidate within the industry, thus increasing the competitive pressures we face.

Intellectual Property

We own the service mark “Neurotrash” registered in the United States Patent and Trademark Office under Certificate of Registration 2,450,157 dated May 8, 2001.

Item 1A.	Risk Factors

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS TOGETHER WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. SOME OF THE INFORMATION CONTAINED IN THIS DISCUSSION AND ANALYSIS OR SET FORTH ELSEWHERE IN THIS ANNUAL REPORT, INCLUDING INFORMATION WITH RESPECT TO OUR PLANS AND STRATEGIES FOR OUR BUSINESS, INCLUDES FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. YOU SHOULD REVIEW THE RISK FACTORS BELOW FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE RESULTS DESCRIBED IN OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD SUFFER.

Our independent auditors’ report expresses substantial doubt about our ability to continue as a going concern.

Our independent auditors’ report, dated May 9, 2012 includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit and accumulated deficit of $9.60 million as of December 31, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We have experienced operating losses since the date of the auditors’ report and in prior years. Our auditors’ report may impede our ability to raise additional capital on terms acceptable to us. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors. If we are unable to continue as a going concern, your entire investment in us could be lost.

Our failure to timely pay our indebtedness may require us to consider steps that would protect our assets against our creditors.

If we cannot raise additional capital, we will not be able to repay our debt or pursue our business strategies as scheduled, or at all, and we may cease operations. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms. As of December 31, 2011, we have approximately $5.00 million in debt obligations, including interest, payable within the next 12 months. During 2011, we issued debt of approximately $150,000. These notes are either being paid currently or have been extended by agreement. However, we cannot assure you any note holder will continue to extend payment of these debt obligations or ultimately agree to revise the terms of this debt to allow us to make scheduled payments over an extended period of time. We have no cash on hand and we do not expect to generate material cash from operations within the next 12 months. We have attempted to raise additional capital through debt or equity financings and to date have had limited success. The downtrend in the financial markets has made it extremely difficult for us to raise additional capital. In addition, our common stock trades on the Over The Counter Bulletin Board which makes it more difficult to raise capital than if we were trading on the NASDAQ Stock Market. Also, our default in repaying our debt may make it more difficult for us to raise additional capital. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

We have a history of losses and we do not anticipate that we will be profitable in fiscal 2012.

We have incurred losses since inception and did not generate sufficient revenues to cover our expenses during 2010 and 2011. We had an accumulated deficit of $9.60 million as of December 31, 2011. During 2011, we incurred a net loss of $1.63 million. Achieving profitability depends upon numerous factors, including our ability to raise additional capital in order to produce projects, which in turn will generate sales. We do not anticipate we will be profitable in 2012. As a result of the losses and negative cash flows from operations, our ability to continue operations will depend on our ability to generate revenues and the availability of outside financing for working capital. If we are unable to generate sufficient revenues in the near future to cover our expenses or obtain outside capital to cover operating expenses, we may be unable to expand or maintain business operations.

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

Our ability to establish our current websites and launch new ones bears risk. If we are not able to gain acceptance in the medical tourism and health care markets, we may not be able to generate meaningful revenue and may not be able to continue to operate. Our commercial success will also depend on our ability to market our websites which may require additional capital. If we cannot market effectively and we do not attract significant visitors to our websites, it will be difficult to recognize advertising revenue.

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

Our success depends in substantial part upon the services of Mr. Ali Moussavi, our President and Chief Executive Officer. The loss of or the failure to retain the services of Mr. Moussavi would adversely affect the development of our business and our ability to realize profitable operations. We do not maintain key-man life insurance on Mr. Moussavi and have no present plans to obtain this insurance.

Our involvement in a lawsuit may adversely disrupt our business. Moreover, defending lawsuits is costly and we may not have adequate resources to defend ourselves.

We are involved in a lawsuit with another corporation. There can be no assurance that the Company will prevail in the lawsuit. At this time, the Company cannot determine the amount of damages, if any, it could be responsible for if it does not prevail in the lawsuit.

We are subject to the Requirements of Section 404 of the Sarbanes-Oxley Act. If we are unable to timely comply with Section 404, our stock price and results of operations and financial condition could be materially adversely affected.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Management, including our Chief Executive Officer (“CEO”), who is also our acting Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of a date as of the end of the reporting period covered by the Company’s Annual Report on Form 10-K, December 31, 2011. The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and includes those policies and procedures that:

* Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

* Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

* Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

As of December 31, 2011, our Management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, it concluded that, as of the end of the period covered by this report, such internal controls over financial reporting were not effective to control deficiencies that constituted material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Lower trading volumes in a security may result in a lower likelihood of an individual’s orders being executed, and current prices may differ significantly from the price one was quoted by the OTCBB at the time of the order entry.

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

During 2002, the Company’s subsidiary settled a lawsuit with its prior landlord for $100,000. As of December 31, 2011 the balance due for the settlement had not been paid and is reflected as a current liability in the accompanying consolidated balance sheet. Management is aware of a threatened litigation matter involving the nonpayment of certain legal fees. The claim for this matter is approximately $9,000. Management is not aware of any attempts by the claimant for pursuit of the litigation.

On November 1, 2010 the accounting firm of A.J. Robbins, P.C. filed a lawsuit in the District Court, City and County of Denver, Colorado, seeking recovery of fees allegedly owed for accounting services performed during 2004 to 2008. The claims were asserted against the Company and our CEO, as a result of a personal guarantee. The Company and our CEO disputed the fees and intended to oppose the suit. On December 15, 2010, the Defendants filed an Answer which asserted several defenses. The parties exchanged initial disclosures, and the matter was set for trial on December 5, 2011. On August 3, 2011 the parties entered into a settlement agreement whereby the Defendants in the case will pay $130,000 to the plaintiffs. Payments will be made in equal monthly payments over 7 months commencing on August 31, 2011 for $85,000. Stock was issued by another party in the lawsuit to satisfy the remaining $45,000. In consideration of the settlement, the parties executed a mutual release and agreed to withdraw the lawsuit. The releases and withdrawal are contingent upon the Company’s full performance of the settlement agreement terms. As of May 1, 2012, out of the $42,500 cash payments the Company was responsible for under the settlement agreement, it paid $25,979 and owes $16,520.82. This balance due was for the February 28, 2012 and part of the January 31, 2012 payments. Plaintiff has the right to get a judgment for $175,000 minus the payments that were made, if we fail to perform under the terms of the settlement agreement and if they serve us with a notice of default, which they have not.

On January 5, 2012, Healthcare International Network, LLC, a Delaware limited liability company, DBA Planet Hospital, Rupak Acharyya aka Rudy Rupak, and Geoff Moss filed a lawsuit at the Los Angeles Superior Court, collectively as “Plaintiffs” against the Company. The lawsuit filed by Plaintiffs alleges and seeks damages in the form of monetary relief for: 1) breach of contract; 2) conversion; and 3) Labor Code violations for failure to pay wages timely; and seeks equitable remedies in the form of: 1) rescission of contract; 2) declaratory relief; and 3) injunctive relief.

The Company responded to this lawsuit by way of both a General and Special Demurrer, asserting that the Complaint filed by Plaintiffs must be dismissed as Plaintiff corporation is not in good standing in its state of incorporation, Delaware, and therefore does not have the right to pursue legal remedies. Further, the Company asserts that Plaintiffs’ Complaint fails to state facts sufficient to constitute any cause of action against the Company. The Company also filed a Request for Judicial Notice of Plaintiff LLC’s corporate standing. The scheduled hearing date for Company’s objection to the lawsuit is May 16, 2012. While the Company will vigorously defend this action, there can be no assurance that the Company will prevail in the lawsuit. At this time, the Company cannot determine the amount of damages, if any, it could be responsible for if it does not prevail in the lawsuit. If the Company were to lose the lawsuit, the Company could be liable for damages of more than $90,000 and would be responsible for paying the principals of the lawsuit back wages, penalties and interest.

Item 4.	Mine Safety Disclosures

This item is not applicable to the Company’s business.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the OTCBB under the symbol “GLHV”. The following table sets forth the high and low bid information of our common stock on the OTCBB for each quarter during the last two fiscal years, as reported by the OTCBB. This information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High Bid	Low Bid

Year Ended December 31, 2010
First Quarter	$0.021	$0.045
Second Quarter	0.0015	0.04
Third Quarter	0.0041	0.025
Fourth Quarter	0.01	0.0025

Year Ended December 31, 2011
First Quarter	0.0125	0.028
Second Quarter	0.02	0.035
Third Quarter	0.0801	0.066
Fourth Quarter	0.0279	0.0211

Holders

As of May 2, 2012, we had 113 shareholders of record of our common stock. Our Transfer Agent is Transfer Online, 512 SE Salmon Street, Portland, OR 97214.

Dividends

We do not currently pay any dividends on our common stock, and we currently intend to retain any future earnings for use in our business. Any future determination as to the payment of dividends on our common stock will be at the discretion of the BOD and will depend on our earnings, operating and financial condition, capital requirements and other factors deemed relevant by the BOD, including the General Corporation Law of the State of Delaware. The declaration of dividends on our common stock also may be restricted by the provisions of credit agreements that we may enter into from time to time.

Recent Sales of Unregistered Securities

During 2011, we issued the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are “accredited investors” for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

●	During 2011, 5,550,707 shares of common stock to various note holders to convert outstanding debt obligations valued at approximately $85,026, as follows:

o	On September 12, 2011, 1,306,285 shares of common stock to convert outstanding debt obligations valued at $18,288.

o	On September 12, 2011, 1,300,000 shares of common stock to convert outstanding debt obligations valued at $18,200.

o	On December 5, 2011, 1,457,222 shares of common stock to convert outstanding debt obligations valued at $26,230.

o	On December 5, 2011, 1,487,200 shares of common stock to convert outstanding debt obligations valued at $22,308.

●	During 2011, 1,420,000 shares of common stock to third parties for services valued at $338,300.

Aside from the above transactions, we have not sold any unregistered securities during the last fiscal year other than those previously reported in Quarterly Reports on Form 10-Q or Current Reports on Form 8-K and filed with the SEC.

Securities Authorized For Issuance Under Equity Compensation Plans

Set forth in the table below is information regarding awards made through equity compensation plans, through December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)		Weighted- average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A		N/A	N/A

Equity compensation plans not approved by security holders
2006 Consultant Stock Plan	0	(1)	N/A	0

2007 Equity Incentive Plan	0		N/A	0

2007-1 Equity Incentive Plan	0		N/A	0

2007-2 Equity Incentive Plan	0		N/A	0

2009 Equity Incentive Plan	0		N/A	468,236	(2)

(1)	Represents total number of shares of common stock originally authorized for stock grants. The Plan does not authorize stock option grants.

(2)	Represents number of shares of common stock authorized but not issued under the S-8 plan. The plan does not authorize stock option grants.

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

Overview

The Company has primarily been engaged in developing, producing and distributing programming for the entertainment industry, including creating music platforms and skilled gaming in the United States (“US”) and abroad and vertical social and professional networks. The Company discontinued developing media and entertainment assets and channels. The Company completed phasing out several websites this year, including www.neurotrash.tv, www.singlefathernetwork.com, and www.stemcellstalk.com. The Company phased them out since it has shifted its focus to the Company’s recently launched medical tourism web portal. On November 1, 2010, the Company’s Board of Directors (“BOD”) and Management decided to change the focus of its business from entertainment and website development to websites dedicated to the facilitation of medical tourism. The Company discontinued operations and maintenance of web destinations that it launched in the last several years and shifted focus to the development of its medical tourism web portal. Over the next twelve-month period, we anticipate needing the following operating amounts:

Purpose	Amount

Additional Employees	$150,000

Marketing and Public Relations Campaigns	$635,000

Participation in Industry and Trade Functions	$82,000

Ongoing Operations	$330,000

Capital needed for convertible notes reaching maturity (unless notes are extended)	$865,300

Capital needed for notes payable reaching maturity (unless notes are extended)	$1,169,652

Capital needed to pay accounts payable and accrued expenses	$2,790,000

Outside financing will continue to be necessary to meet our anticipated working capital needs for the foreseeable future. Given our current financial position for the immediate future, we expect to operate our current lines of business under strict budgetary constraints to keep operating expenses as low as possible until new core businesses are acquired. We will attempt to negotiate extensions of our debt obligations or negotiate for the conversion of some or all of our debt into equity; however, we cannot assure our success. We will seek equity or debt financing but we cannot make any assurances that we will close on such financings on terms acceptable to us, if at all.

New Company Strategy

The Company’s goal is to utilize its expertise in web development and marketing to create its own platform that will assist patients in finding suitable international healthcare providers that meet their needs. The Company intends to capitalize on the growth in this industry through the development of its own web-based platform and by developing relationships with hospitals and health care providers worldwide. The Company has plans to grow organically by partnering with leading hospitals and facilitators in the Medical Tourism Industry (“MTI”). The Company is in the midst of developing a platform that increases customer awareness of medical tourism, and offers a broad and complete resource for those seeking medical treatments abroad. There can be no assurances that the Company will successfully enter into partnerships with industry leaders.

The Company’s core competencies in web developing, marketing, and social networking will allow it to cost effectively provide information about world-class healthcare services via its medical tourism website which was launched in the second quarter of 2011.

Healthcare Provider Partnerships

Management plans to develop relationships with some of the top hospitals and medical facilities around the world, and intends to provide information concerning health care providers in multiple geographic locations. There can be no assurances the Company will successfully create partnerships in any geographic location including the US. There can be no assurances the Company will develop affiliations with hospitals or will attract or provide services to consumers of medical services.

Since the Company’s change in focus toward medical tourism, the Company has participated in many events and conferences in order to establish a network of potential partners and customers. The Company has attended a number of conferences and seminars regarding medical tourism and in turn has established relationships with hospitals, clinics, insurance providers, travel agents, and other facilitators.

On January 31, 2012, the Company announced it began development of a Medical Tourism related smart phone application (“App”). The App is being designed to allow potential patients to select a procedure they may need in the near future, ranging from minor cosmetic surgery to major procedures such as hip replacement. The App will then offer the patient the average cost of the procedure domestically compared to several overseas destinations at accredited hospitals. The patient will have the option to learn more about specific hospitals and other related accommodations through rich content, including medical specialties and videos. If the patient chooses, he will be assigned a case manager to take him through the process of reviewing options and ultimately booking the procedure along with travel and accommodations.

On March 20, 2012, the Company announced a new data partnership to provide patients with HIPPA-compliant records storage. Through an exclusive contract with Janus Medical Systems, the Company will offer its patients and members the ability to store their entire family’s medical records in one secure place. This new service is an extension of the Company’s offerings to patients who wish to exercise more control over their healthcare options. The software is market-ready and the Company expects to make it available to patients in the second quarter of 2012.

On March 26, 2012, the Company announced a 24-hour nursing support service scheduled to launch in the second quarter of 2012. The service matches nurses with patients based on their particular ailment or condition. The cost structure and tiered support offerings are currently under consideration. The Company expects to offer the service free to current Global Health Voyager members who use the Company for a medical procedure.The Company is also considering creating a new tier of membership for anyone who has not used Global Health Voyager to book a procedure but is considering doing so. Members at this tier of membership would pay a fee for this service.

Expansion Plan

The Company believes the MTI is fragmented with many small medical tourism companies which serve particular markets and specialize in providing patients healthcare services in certain regions and/or medical procedures. This creates an ample opportunity to consolidate many of these entities as a potential growth strategy. Initially, the Company plans to grow organically, by forming partnerships and agreements with leaders in the MTI. These partnerships and agreements will allow the Company to expand and grow its network of world-class healthcare providers to its patients. There can be no assurances the Company will identify potential acquisition targets, or that if identified, the Company will be able to successfully acquire such targets.

Financing

Obtaining outside financing will continue to be necessary to meet the Company’s anticipated working capital needs for the foreseeable future. Given the Company’s current financial position, for the immediate future, we expect to operate the Company’s current lines of business under strict budgetary constraints to keep operating expenses as low as possible. We will attempt to negotiate extensions of the Company’s debt obligations or negotiate for the conversion of some or all of the Company’s debt into equity; however, there can be no assurance that we will be successful.

The Company anticipates cash requirements of approximately $6.0 million in the next 12 months, the bulk of which would be put toward the repayment of notes that will be due and for capital required for launching and promoting the Company. The remainder will be used for marketing and professional services and personnel. We will attempt to raise such funds through private placements of debt and equity throughout the year, but there can be no assurance that we will be successful in such private placements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, and that would be considered material to investors.

Liquidity and Sources of Capital

We have incurred operating losses as of December 31, 2011 with an accumulated deficit of $9.60 million. At December 31, 2011, we had $799 of cash and equivalents and a net working capital deficit of $4.77 million.

During the last four years, both our Company and our wholly owned subsidiary, eCast Media Corporation, Inc. (“eCast”), have been dependent on borrowed or invested funds in order to finance their ongoing operations. As of December 31, 2011, eCast had $420,000 in outstanding debt represented by 6% convertible notes while we had $205,600 in outstanding debts represented by 6% convertible notes. These notes were issued to two of our major stockholders and are classified as current liabilities at December 31, 2011. During 2011, we converted $28,200 of principal under these notes to the Company’s common stock.

During 2011, we issued unsecured non-interest bearing promissory notes totaling $41,135 to a third party, $22,000 of which was repaid as of December 31, 2011. In 2011, we repaid $0 in principal on promissory notes originating in prior years.

During 2011, we borrowed $18,877 from our President through non-interest bearing notes, of which none was repaid as of December 31, 2011. The Company made payments of principal to its President of $1,683 during 2011 for loans originating in prior years. From non-related parties, we borrowed $90,000 and repaid none during 2011. We anticipate having to continue to borrow funds or obtain additional equity capital to provide our working capital.

The audit report of our independent registered public accounting firm as of and for the year ended December 31, 2011 includes a “going concern” explanation. In the accountant’s opinion, our limited operating history and the accumulated net deficit as of December 31, 2011, raised substantial doubt about our ability to continue as a going concern. We require approximately $2,790,000 in capital over the next 12 months to pay off accounts payable and accrued expenses, and convertible notes and notes payable reaching maturity, unless we receive additional extensions.

Due to our limited cash flow, operating losses and intangible assets, it is unlikely we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from our stockholders and other outside sources in order to fund our current operations. If these outside sources are unwilling or unable to provide necessary working capital to us, we would probably not be able to sustain our operations. There is no written agreement or contractual obligation which would require our outside sources to fund our operations up to a certain amount or indeed continue to finance our operations at all. The Global Health Voyager and eCast notes are voluntarily convertible when our or eCast’s securities (as the case may be) are trading publicly and the underlying stock of the convertible notes has been registered with the SEC and declared effective. It is mandatory they be converted or paid on the fifth year of their anniversary date. Thus, current convertible notes in the aggregate amount of $865,300 would be mandatorily converted during 2012 unless they become eligible for conversion prior to that time, or have been extended by the parties. The notes have been extended by mutual agreement between both parties.

If adequate funds are not otherwise available, management believes its officers and directors will contribute capital amounts necessary to fund our ongoing expenses, however, our officers and directors are under no obligation to do so. If we are unable to pay our debt as it becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

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

Our financial statements and related notes are set forth at pages F-1 through F-10.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Management, including our Chief Executive Officer (“CEO”), who is also our acting Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of a date as of the end of the reporting period covered by the Company’s Annual Report on Form 10-K, December 31, 2011. For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors (“BOD”), Management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP and includes those policies and procedures that:

* Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

* Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

* Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting (“ICFR”) may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by ICFR. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2011 Management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as of the end of the period covered by this report, such internal controls over financial reporting were not effective to control deficiencies that constituted material weaknesses. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affect our internal controls and that may be considered to be a material weakness. A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

The matters involving internal controls over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board included the lack of a fully functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal controls over financial reporting. In addition, our CEO and Acting CFO identified a lack of sufficient internal accounting and book keeping staff and accountability. Because of the Company’s severe cash constraints, there are no employees or contractors dedicated solely to the functions of book keeping or accounting. In addition, the Company’s current personnel lack sufficient skills, training and experience in the review process in order to ensure the complete and proper application of US GAAP. In addition, the Company can only afford to retain its outside accountants to review the books and records of the Company on a quarterly basis and in connection with the annual audit of financial statements, whereas more timely and increased periodic reviews would be beneficial to the Company’s internal controls over financial reporting pending development of an internal accounting staff. These material weaknesses were identified by our CEO and Acting CFO in connection with the review of our financial statements as of December 31, 2011.

Management identified the following internal control deficiencies during its assessment of our ICFR as of December 31, 2011:

1.	We did not have effective comprehensive entity-level internal controls specific to the structure of our BOD;

2.	We did not have formal policies governing certain accounting transactions and financial reporting processes;

3.	We did not obtain attestations by all members of our BOD, our executive officers and our employees regarding their compliance with our Code of Ethics;

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

In addition, because of the Company’s severe cash constraints, there are no employees or contractors dedicated solely to the functions of book keeping or accounting. In addition, the Company’s current personnel lack sufficient skills, training and experience in the review process in order to ensure the complete and proper application of US GAAP. In addition, the Company can only afford to retain its outside accountants to review the books and records of the Company on a quarterly basis and in connection with the annual audit of financial statements, whereas more timely and increased periodic reviews would be beneficial to the Company’s internal controls over financial reporting pending development of an internal accounting staff. These material weaknesses were identified by our CEO and Acting CFO in connection with the review of our financial statements as of December 31, 2011.

Management’s Remediation Initiatives

We are evaluating remediation tasks for our material weaknesses and deficiencies. We have begun to remediate many of the deficiencies. However, others will require additional people, including adding new directors to our BOD, which may be difficult to do.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s ICFR that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its ICFR.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below are the names, ages, positions and business experience of our directors and executive officers as of May 9, 2012.

Name	Age	Position
Ali Moussavi	41	Chief Executive Officer, President, Acting Chief Financial Officer and Chairman of the BOD

Christopher Briggs	41	Director

All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualified. Officers serve at the pleasure of the BOD.

There are no family relationships among any of our directors, executive officers, or persons nominated or chosen as our directors or executive officers.

Business Experience

Christopher Briggs. Mr. Briggs was appointed Director of the Company, and the Company’s CEO and CFO on June 30, 2003. He resigned from those executive officer positions as of June 30, 2005, but he remains a Director of the Company. From April 2002 to June 2003, Mr. Briggs managed the Company’s office in Montreal, Canada. Prior to joining the Company, Mr. Briggs was employed for over four years as a development executive with Next Entertainment, a TV production company. Mr. Briggs’ international connections will serve in the Company having a presence in the global medical tourism industry.

Ali Moussavi. Mr. Moussavi has been a Director of the Company since April 17, 2001 and Secretary since May 10, 2002. On June 23, 2005, he became the Company’s CEO and acting CFO. He had been a Managing Partner at Astor Capital, a specialty investment banking boutique and asset management firm, since 1998. Astor Capital served corporate clients, in particular emerging and high growth companies, as well as asset management clients, including institutions, mutual funds, banks, and select high net worth individuals and family trusts. Mr. Moussavi is the Vice President of Global Strategy at Universal Detection Technology, Inc. and is a member of the board of directors of Riddle Records, Inc. Mr. Moussavi’s experience in creating online media destinations and connections with medical facilitators is pivotal in the Company’s venture in the medical tourism industry. Mr. Moussavi holds a BA from New York University.

Involvement in Certain Legal Proceedings

Except as set forth below, none of the directors or executive officers have, during the past ten years:

●	Had any petition under the federal bankruptcy laws or any state insolvency law filed by or against, or had a receiver, fiscal agent, or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

●	Been convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission (“CFTC”), or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	Engaging in any type of business practice; or

(iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

●	Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (i) above, or to be associated with persons engaged in any such activity;

●	Been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, where the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

●	Been found by a court of competent jurisdiction in a civil action or by the CFTC to have violated any federal commodities law, where the judgment in such civil action or finding by the CFTC has not been subsequently reversed, suspended, or vacated.

●	Been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)	Any federal or state securities or commodities law or regulation; or

(ii)	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

In 2004, our CEO, Mr. Ali Moussavi, was a registered representative and principal in an NASD registered broker dealer. In November 2004, Mr. Moussavi decided to leave the brokerage business at which time the broker-dealer filed a Form U-5, Uniform Termination Notice for Securities Industry Registration. Contemporaneously therewith, the NASD was conducting its routine examination of the broker-dealer pursuant to which Mr. Moussavi cooperated by responding to the NASD requests for information. Mr. Moussavi and the broker-dealer were never accused of any wrongdoing and after terminating his relationship with the broker-dealer and leaving the brokerage industry, Mr. Moussavi notified the NASD that he no longer would respond to the NASD in a representative capacity of the broker-dealer. Mr. Moussavi was made aware that his actions could be a violation of Rule 8210 and result in a suspension or bar from further registering with a broker dealer. Mr. Moussavi was suspended and barred because he failed to continue to respond to the NASD’s investigation; not because of any substantive securities violation.

In May and October 2005, respectively, the NASD notified Mr. Moussavi that he was suspended and subsequently permanently barred from registering with a broker-dealer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership, and reports of changes in ownership, of our common stock and other equity securities of ours. Executive officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports that they file. To our knowledge, based solely on a review of the copies of the reports furnished to us, and representations from our executive officers and directors that no other reports were required during the fiscal year ended December 31, 2011, we believe our executive officers, directors and greater than ten percent shareholders of our common stock complied with all Section 16(a) filing requirements applicable to them.

Board Committees

We currently do not have a standing Audit Committee, Compensation Committee, or Nominating Committee. Our entire BOD serves as our Audit Committee, Compensation Committee, and Nominating Committee. We currently do not have an audit committee financial expert within the meaning of the applicable SEC rules as management does not believe one is necessary in light of the Company’s current stage of product development.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) which is designed to set the standards of business conduct and ethics and help directors and employees resolve ethical issues. The Code applies to all directors and employees, including the CEO and CFO and other persons performing similar functions. The Code covers topics including, but not limited to, conflicts of interest, confidentiality of information, fair dealing with customers, supplies and competitors, and compliance with applicable laws, rules and regulations. The purpose of the Code is to ensure to the greatest possible extent that our business is conducted in a consistently legal and ethical manner. Upon written request to the Company, we will provide a copy of the Code free of charge. Any such request should be directed to the Company at the address set forth on the cover page of this annual report.

Item 11.	Executive Compensation

Executive Compensation

The following executive compensation disclosure reflects all compensation awarded to, earned by, or paid to the executive officers below for the fiscal years ended December 31, 2011 and December 31, 2010. The following table summarizes all compensation for fiscal years 2011 and 2010 received by our CEO. No other executive officer earned in excess of $100,000 in 2011.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqual -ified Deferred Compen -sation Earnings ($)	All Other Compe- nsation ($)	Total ($)
Ali Moussavi, President, CEO, Acting CFO, and Chairman of the BOD	2010	$150,000	—	—	35,000	—	—	—	$185,000
Ali Moussavi, President, CEO, Acting CFO, and Chairman of the BOD	2011	$150,000	—	—	—	—	—	—	$150,000

Outstanding Equity Awards at Fiscal Year End

There are no unexercised options, unvested stock awards, or equity incentive plan awards outstanding for the above named executive officer as of December 31, 2011.

OUTSTANDING EQUITY AWARDS AT 2011 FISCAL YEAR END Option Awards Stock Awards
Name	Number of securities underlying unexercised options Exercisable	Number of securities underlying unexercised options Unexercisable	Equity incentive plan awards: number of securities underlying unexercised earned option	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units, or other rights that have not vested	Equity incentive plan awards: market or payout value of unearned shares, units, or other rights that have not vested ($)
Ali Moussavi	1,000,000	—	—	0.35	2020	—	—	—	—

Compensation of Directors

No director received compensation during 2011.

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

We have a letter agreement with Christopher Briggs, effective June 30, 2003, pursuant to which he served as our Chief Executive Officer, President, and Director until June 30, 2005. Mr. Briggs received 100,000 shares of the Company’s restricted common stock upon execution of the agreement and was eligible for future issuances of the Company’s common stock as compensation as may be awarded from time to time by the disinterested Directors on the Board. Mr. Briggs is currently a Director, but holds no other positions with the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of April 19, 2012, relating to the ownership of our common stock, by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors and nominees, (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Class (1)

Christopher Briggs (2) 616 Milwood Ave. Venice, CA 90921	1,000	*

Ali Moussavi (3) 7800 Oceanus Ave Los Angeles, CA 90046	11,000,000	26.32%

Astor Capital, Inc. (4) 340 N. Camden Drive #302 Beverly Hills, CA 90210	22,899	*

Directors and executive officers as a group (2 persons)	11,023,899	26.32%

* Less than 1%.

(1)	Under Rule 13d-3 under the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by that person (and only that person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership with respect to the number of shares of our common stock actually outstanding at April 19, 2012. As of April 19, 2012, we had 41,792,800common shares, $.001 par value, outstanding.

(2)	Mr. Briggs serves as a director of the Company.

(3)	Mr. Moussavi serves as President, CEO, Acting CFO of the Company, and Chairman of our BOD.

(4)	Mr. Moussavi served as a Managing Partner of Astor Capital, Inc. from 1995 to November of 2005. Mr. Moussavi does not exercise sole voting power or control over Astor Capital, Inc. and disclaims beneficial ownership of such shares.

Change In Control

We are not aware of any arrangement that might result in a change in control in the future.

Item 13.	Certain Relationships and Related Transactions

Described below are certain transactions or series of transactions since January 1, 2010 between us and our executive officers, directors and the beneficial owners of five percent or more of our common stock, on an as converted basis, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, other than compensation arrangements that are otherwise required to be described under “Executive Compensation.”

In 2011, we issued unsecured non-interest bearing promissory notes totaling $18,877 to Ali Moussavi of which $0 principal was repaid during 2011.

DIRECTOR INDEPENDENCE

Mr. Briggs is an independent director as that term is defined by NYSE Rule 303A.02(a). The Company currently does not have a nominating/corporate governance committee or an audit and compensation committee. Of the members of the Company’s BOD, Mr. Briggs meets the NYSE’s independence standards for members of such committees and Mr. Moussavi and does not meet the NYSE’s independence requirements for members of such committees.

Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees by Goldman Kurland and Mohidin (“GKM”), LLP, for the audit and reviews of our financial statements and services normally provided by an accountant in connection with statutory and regulatory filings or engagements for 2011 and 2010, were $48,750 and $48,750, respectively.

Audit-Related Fees

There were no fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for 2011 and 2010, respectively.

Tax Fees

The aggregate fees billed by GKM, LLP for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2011 and 2010, were approximately $0 and $0 respectively.

All Other Fees

No other fees were billed by GKM, LLP for the fiscal years ended December 31, 2011 and 2010.

Prior to engagement, the Board pre-approves all audit or non-audit services performed by the independent auditor.

Item 15.	Exhibits

The following documents are filed as part of this Annual Report on Form 10-K:

(a)	Documents filed as a part of this report:

(1)	Financial Statements

The financial statements of Global Health Voyager, Inc. and its subsidiaries for the periods ended December 31, 2011 and 2010 and GKM, LLP’s report dated May 9, 2012.

(2)	Financial Statement Schedules

Not required.

(b)	Exhibits:

Exhibit 2.1	(1)	Stock Exchange Agreement dated April 17, 2001.
Exhibit 3.1	(2)	Certificate of Incorporation,as amended
Exhibit 3.2	(3)	Bylaws dated March 14, 2000.
Exhibit 4.1	(8)	2009 Equity Incentive Plan dated March 6, 2009
Exhibit 4.2	(10)	Form of Common Stock Purchase Warrant
Exhibit 10.1	(7)	Executive Employment Agreement with Ali Moussavi
Exhibit 10.2	(6)	Collaboration Agreement with Sianhome Entertainment
Exhibit 10.3	(9)	Facilitating Agreement with Apollo Hospital Group
Exhibit 10.4	(9)	Facilitating Agreement with Hospital Clinica Biblica of Costa Rica
Exhibit 10.5	(9)	Facilitating Agreement with Assaf Harofeh Medical Center of Israel
Exhibit 10.6	(10)	Amended and Restated Subscription Agreement dated July 28, 2011
Exhibit 10.7	(10)	Form of Convertible Promissory Note
Exhibit 10.8	(2)	Agreement with Deutsche Lufthansa AG
Exhibit 10.9	(2)	Facilitating Agreement with AmeriMed Hospitals of Mexico
Exhibit 10.10	(2)	Facilitating Agreement with Med-International of Israel
Exhibit 10.11	(11)	Asset Purchase Agreement with Healthcare International Networks, LLC dated October 6, 2011
Exhibit 10.12	(11)	Bill of Sale and Assignment Agreement by Healthcare International Networks, LLC dated October 6, 2011
Exhibit 10.13	(11)	Indemnification Agreement with Rudy Rupak dated October 6, 2011
Exhibit 10.14	(11)	Form of Stock Confirmation and Restriction Agreement dated October 2011
Exhibit 10.15	(11)	Non-Competition Agreement with Rudy Rupak dated October 6, 2011

Exhibit 10.16	*	Partner Agreement with Janus Medical Systems Pte. dated March 19, 2012
Exhibit 14.1	(4)	Code of Business Conduct and Ethics.
Exhibit 21.1	(5)	List of Subsidiaries.
Exhibit 23.1	*	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

(1) Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 1, 2001.

(2) Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011.

(3) Filed as an exhibit to the Company’s Registration Statement (File No. 333-38322), Amendment No. 1, on Form SB-2/A on August 23, 2000.

(4) Filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed on April 14, 2004.

(5) Filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed on May 19, 2006.

(6) Filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed on April 15, 2010.

(7) Filed as an exhibit to the Company’s Current Report on form 8-K filed on May 15, 2008.

(8) Filed as an exhibit to the Company’s Registration Statement on form S-8 filed on March 6, 2009

(9)Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on April 18, 2011.

(10) Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 3, 2011.

(11) Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 3, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2012	GLOBAL HEALTH VOYAGER, INC.

By:	/s/ Ali Moussavi
Ali Moussavi, President, Chief Executive
Officer and Chairman of the Board of Directors

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 9, 2012	/s/ Christopher Briggs
Christopher Briggs, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Global Health Voyager, Inc. and Subsidiaries

Los Angeles, California

We have audited the accompanying consolidated balance sheets of Global Health Voyager, Inc. and Subsidiaries, a development stage company (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. The cumulative information from inception (June 4, 1999) to December 31, 2006 included in the consolidated statements of operations, stockholders’ deficit and cash flows from inception to December 31, 2011 was audited by other auditors whose report is presented separately in the Company’s 10-K filing. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended. Further, in our opinion, based on our audits and the report of other auditors as referred to above, the financial statements fairly present in all material respects the results of the Company’s operations and cash flows for the period from inception (June 4, 1999) to December 31, 2011 in conformity with the United States generally accepted accounting principles.

The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses from operations, has a working capital deficit and has an accumulated deficit of $9,599,729 as of December 31, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from such uncertainty.

/s/ Goldman Kurland and Mohidin LLP

Goldman Kurland and Mohidin LLP

Encino, California

May 9, 2012

Global Health Voyager, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010

ASSETS

CURRENT ASSETS
Cash and equivalents	$799	$1
Prepaid Expenses	218,688	6,667

TOTAL ASSETS	$219,487	$6,668

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$580,163	$575,653
Accrued liabilities	883,604	668,421
Accrued liabilities to related parties	1,325,851	1,190,088
Notes payable	1,174,505	1,065,371
Notes payable, related party	44,010	37,216
Convertible notes payable	865,300	907,800
Accrued litigation settlement	113,178	113,178

TOTAL CURRENT LIABILITIES	4,986,611	4,557,727

LONG TERM LIABILITIES
Convertible notes payable	336,907	-

TOTAL LIABILITIES	5,323,518	4,557,727

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 35,912,800 and 26,542,093 shares issued and outstanding December 31, 2011 and 2010, respectively.	35,913	26,542
Additional paid-in capital	4,459,785	3,396,825
Deficit accumulated during the development stage	(9,599,729)	(7,974,426)

TOTAL STOCKHOLDERS’ DEFICIT	(5,104,031)	(4,551,059)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$219,487	$6,668

See accompanying notes to consolidated financial statements.

Global Health Voyager, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

			Cumulative from
	Years Ended		June 4,
	December 31,	December 31,	1999 (inception) to
	2011	2010	December 31, 2011

REVENUES	$-	$-	$385,997

COSTS AND EXPENSES
General and administrative	863,263	453,056	7,035,716
Depreciation and amortization	-	-	132,077
Impairment of film costs	-	-	156,445
Impairment of related party receivables	-	-	35,383
Inventory write-down	-	-	24,820
Loss on litigation settlement	-	-	100,000

TOTAL COSTS AND EXPENSES	863,263	453,056	7,484,441

LOSS FROM OPERATIONS	(863,263)	(453,056)	(7,098,444)

OTHER INCOME (EXPENSE)
Other income	2,353	-	25,507
Other expense	(536,895)	-	(536,895)
Interest expense	(190,091)	(133,753)	(1,063,117)
Interest expense, related party	(36,607)	(39,851)	(539,119)
Loan fees	-	-	(616,000)
Debt forgiven	-	-	290,595
Legal fees forgiven	-	-	12,296
Provision for common stock subscription receivable	-	-	(91,552)

TOTAL OTHER EXPENSE, NET	(761,240)	(173,604)	(2,518,285)

LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(1,624,503)	(626,660)	(9,616,729)

PROVISION FOR INCOME TAXES	800	800	16,000

LOSS BEFORE NON-CONTROLLING INTEREST	(1,625,303)	(627,460)	(9,632,729)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	33,000

NET LOSS ATTRIBUTABLE TO GLOBAL HEALTH VOYAGER, INC. AND SUBSIDIARIES	$(1,625,303)	$(627,460)	$(9,599,729)

NET (LOSS) PER SHARE:
BASIC AND DILUTED	$(0.06)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	28,158,696	25,874,350

See accompanying notes to consolidated financial statements.

Global Health Voyager, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

			Cumulative from
	Years Ended		June 4,
	December 31,	December 31,	1999 (inception) to
	2011	2010	December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(1,625,303)	$(627,460)	$(9,632,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for prepayment	73,732	-	73,732
Amortized interest on warrants	3,017	-	3,017
Depreciation and amortization	-	-	132,077
Impairment loss	-	-	336,773
Inventory write-down	-	-	24,820
Impairment of related party receivables	-	-	35,383
Operating expenses paid by reducing note receivable	-	-	10,000
Stock issued for services	434,300	32,294	1,408,937
Deferred compensation	-	-	10,417
Stock issued for loan fees	-	-	423,000
Stock options issued for services	-	-	60,370
Debts forgiven	-	-	(302,891)
Provision for common stock subscription receivable	-	-	89,468
Amount attributable to non-controlling interest	-	-	33,000
Beneficial conversion of debt and accrued interest	536,895	-	770,275
Changes in assets and liabilities:
Interest receivable	-	-	(19,986)
Inventory	-	-	(24,820)
Prepaid Expenses	(285,753)	(6,667)	(292,420)
Other assets	-	-	(24,000)
Litigation settlement	-	-	100,000
Accounts payable and accrued expenses	219,694	179,997	1,834,313
Accrued expenses, related party	178,289	189,851	1,324,954

Net cash (used in) operating activities	(465,129)	(231,984)	(3,626,310)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable from officer	-	-	(45,048)
Collection of notes receivable from officer	-	-	35,048
Notes receivable, related parties	-	-	(50,000)
Collection of notes receivable, related parties	-	-	50,000
Investment in property and equipment	-	-	(18,879)
Investment in film costs	-	-	(133,005)
Investment in web site development costs	-	-	(292,968)

Net cash (used in) investing activities	-	-	(454,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	1,254,154
Payment of offering costs	-	-	(66,450)
Proceeds from notes payable	115,134	217,000	1,562,172
Proceeds from notes payable, related party	18,877	37,939	686,496
Payments of notes payable	-	-	(201,916)
Payments of notes payable, related party	(18,084)	(23,540)	(420,296)
Proceeds from issuance of convertible notes	350,000	-	1,267,800

Net cash provided by financing activities	465,927	231,399	4,081,960

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	798	(585)	798

CASH AND EQUIVALENTS,
Beginning of period	1	586	-

CASH AND EQUIVALENTS,
End of period	$799	$1	$798

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$-	$-	$21,511
Income taxes paid	$-	$-	$4,000

NONCASH FINANCING ACTIVITIES:
Beneficial conversion of debt and accrued interest	$536,895	$-	$770,275
Stock issued for services	$434,300	$32,294	$1,408,937
Stock issued for loan fees	$-	$-	$423,000
Stock options issued for services	$-	$-	$60,370

See accompanying notes to consolidated financial statements.

Global Health Voyager, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit

For the Period From June 4, 1999 (inception) to December 31, 2011

					Deficit
				Common	accumulated
			Additional	Stock	during the
	Common stock		paid-in	Subscription	development	Deferred
	Shares	Amount	capital	Receivable	stage	Compensation	Total
Balance at June 4, 1999 (inception)	-	$-	$-	$-	$-	$-	$-
Stock sales	176,189	176	244,824	(10,000)	-	-	235,000

Net loss for the period from June 4, 1999 (inception) to December 31, 1999	-	-	-	-	(65,583)	-	(65,583)

Balance at December 31, 1999	176,189	176	244,824	(10,000)	(65,583)	-	169,417

Payment received on stock sale - February 1, 2000	-	-	-	10,000	-	-	10,000
Stock sales	56,611	57	449,943	-	-	-	450,000
Net loss	-	-	-	-	(810,463)	-	(810,463)

Balance at December 31, 2000	232,800	233	694,767	-	(876,046)	-	(181,046)

Stock sales	7,200	7	69,475	(69,482)	-	-	-
Reorganization of NT Media - April 17, 2001	60,000	60	(60)	-	-	-	-
Issuance of stock options - August 30, 2001	-	-	19,500	-	-	-	19,500
Net loss	-	-	-	-	(972,048)	-	(972,048)

Balance at December 31, 2001	300,000	300	783,682	(69,482)	(1,848,094)	-	(1,133,594)

Net loss	-	-	-	-	(354,279)	-	(354,279)

Balance at December 31, 2002	300,000	300	783,682	(69,482)	(2,202,373)	-	(1,487,873)

Stock sales	66,478	66	383,341	-	-	-	383,407
Offering costs	-	-	(48,476)	-	-	-	(48,476)
Stock issued for services - July 2, 2003 at $25.00 per share	1,000	1	24,999	-	-	-	25,000
Net loss	-	-	-	-	(307,679)	-	(307,679)

Balance at December 31, 2003	367,478	367	1,143,546	(69,482)	(2,510,052)	-	(1,435,621)

Stock sales	6,042	6	127,866	-	-	-	127,872
Offering costs	-	-	(13,188)	-	-	-	(13,188)
Stock issued for loan fees - June 18, 2004 at $56.40 per share	7,500	8	422,992	-	-	-	423,000
Stock issued for services	2,100	2	188,498	-	-	-	188,500
Issuance of warrants for services - August 10, 2004	-	-	40,870	-	-	-	40,870
Net loss	-	-	-	-	(1,447,749)	-	(1,447,749)

Balance at December 31, 2004	383,120	383	1,910,584	(69,482)	(3,957,801)	-	(2,116,316)

Stock sales - July 13, 2005 at $25.00 per share	1,915	2	47,873	-	-	-	47,875
Offering costs	-	-	(4,786)	-	-	-	(4,786)
Net loss	-	-	-	-	(509,623)	-	(509,623)

Balance at December 31, 2005	385,035	385	1,953,671	(69,482)	(4,467,424)	-	(2,582,850)

Stock issue for services	220,000	220	251,700	-	-	-	251,920
Stock issue for conversion of bridge notes - June 16, 2006 at $0.71 per share	76,056	76	53,924	-	-	-	54,000
Subscription Receivable Write-off	-	-	-	69,482	-	-	69,482
Deferred stock-based compensation	-	-	-	-	-	(10,417)	(10,417)
Net loss	-	-	-	-	(729,496)	-	(729,496)

Balance at December 31, 2006	681,091	681	2,259,295	-	(5,196,920)	(10,417)	(2,947,361)

Stock issue for services	632,892	633	425,397	-	-	-	426,030
Deferred stock-based compensation	-	-	-	-	-	10,417	10,417
Conversion of accrued interest on notes	1,314,105	1,314	93,936	-	-	-	95,250
Beneficial conversion of accrued interest	-	-	110,036	-	-	-	110,036
Net loss	-	-	-	-	(965,746)	-	(965,746)

Balance at December 31, 2007	2,628,088	2,628	2,888,664	-	(6,162,666)	-	(3,271,374)

Stock issue for conversion of convertible notes	1,000,000	1,000	9,000	-	-	-	10,000
Stock issue for conversion of bridge notes	1,550,000	1,550	13,950	-	-	-	15,500
Stock issue for services	710,455	710	21,850	-	-	-	22,560
Beneficial conversion of debt	-	-	11,250	-	-	-	11,250
Other	341	-	-	-	-	-	-
Net loss	-	-	-	-	(463,514)	-	(463,514)

Balance at December 31, 2008	5,888,884	5,888	2,944,714	-	(6,626,180)	-	(3,675,578)

Stock issue for services - January 22, 2009 at $.05 per share	1,100,000	1,100	53,900	-	-	-	55,000
Stock issue for services - April 7, 2009 at $0.01 per share	500,000	500	4,500	-	-	-	5,000
Stock issue for conversion of bridge notes - January 22, 2009 at $0.02 per share	400,000	400	7,600	-	-	-	8,000
Stock issue for conversion of notes payable - January 22, 2009 at $0.02 per share	1,600,000	1,600	30,400	-	-	-	32,000
Stock issue for conversion of notes payable - January 30, 2009 at $0.02 per share	200,000	200	3,800	-	-	-	4,000
Stock issue for conversion of notes payable - April 7, 2009 at $0.02 per share	400,000	400	7,600	-	-	-	8,000
Stock issue for conversion of notes payable - June 22, 2009 at $0.0042 per share	476,190	476	1,524	-	-	-	2,000
Stock issue for conversion of notes payable - July 15, 2009 at $0.0027 per share	481,481	482	818	-	-	-	1,300
Stock issue for conversion of notes payable - July 30, 2009 at $0.0046 per share	478,261	478	1,722	-	-	-	2,200
Stock issue for conversion of notes payable - August 11, 2009 at $0.02 per share	312,500	313	5,937	-	-	-	6,250
Stock issue for conversion of notes payable - August 18, 2009 at $0.0046 per share	479,540	480	3,270	-	-	-	3,750
Stock issue for conversion of notes payable - August 27, 2009 at $0.02 per share	10,000,000	10,000	140,000	-	-	-	150,000
Stock issue for conversion of notes payable - August 28, 2009 at $0.00784 per share	510,204	510	3,490	-	-	-	4,000
Stock issue for conversion of notes payable - September 14, 2009 at $0.00871 per share	459,252	459	3,541	-	-	-	4,000
Stock issue for conversion of notes payable - October 12, 2009 at $0.0083 per share	481,928	482	3,518	-	-	-	4,000
Stock issue for conversion of notes payable - October 22, 2009 at $0.0255 per share	236,264	236	5,764	-	-	-	6,000
Stock issue for conversion of notes payable - October 26, 2009 at $0.03 per share	1,120,000	1,120	31,880	-	-	-	33,000
Stock issue for conversion of notes payable - November 11, 2009 at $0.0103 per share	55,825	56	5,694	-	-	-	5,750
Beneficial conversion of debt	-	-	106,221	-	-	-	106,221
Net loss	-	-	-	-	(720,786)	-	(720,786)

Balance at December 31, 2009	25,180,329	25,180	3,365,893	-	(7,346,966)	-	(3,955,893)

Stock issue for services - May 14, 2010 at $0.025 per share	1,011,764	1,012	24,282	-	-	-	25,294
Stock issue for services - Nov 3, 2010 at $0.02 per share	350,000	350	6,650	-	-	-	7,000
Net loss	-	-	-	-	(627,460)	-	(627,460)

Balance at December 31, 2010	26,542,093	26,542	3,396,825	-	(7,974,426)	-	(4,551,059)

Stock issue for services - June 12,2011 at $0.045	300,000	300	13,200	-	-	-	13,500
Issuance of warrants attached to debt - May 2011	-	-	6,904	-	-	-	6,904
Issuance of warrants attached to debt - May 2011	-	-	9,206	-	-	-	9,206
Stock issue for conversion of notes payable - September 13, 2011 at $0.014 per share	1,306,285	1,306	16,982	-	-	-	18,288
Stock issue for conversion of notes payable - September 13, 2011 at $0.22 per share	1,300,000	1,300	16,900	-	-	-	18,200
Stock issue for services - September 21, 2011 at $0.29 per share	60,000	60	17,340	-	-	-	17,400
Stock issue for services - September 21, 2011 at $0.29 per share	60,000	60	17,340	-	-	-	17,400
Stock issue for services - September 21, 2011 at $0.29 per share	25,000	25	7,225	-	-	-	7,250
Stock issue for services - September 21, 2011 at $0.29 per share	25,000	25	7,225	-	-	-	7,250
Stock issue for services - September 23, 2011 at $0.1601 per share	950,000	950	274,550	-	-	-	275,500
Stock issue for conversion of notes payable - December 5, 2011 at $0.018 per share	1,457,222	1,457	24,773	-	-	-	26,230
Stock issue for conversion of notes payable - December 5, 2011 at $0.015 per share	1,487,200	1,487	20,821	-	-	-	22,308
Stock issue for services - December 7, 2011 at $0.04 per share	700,000	700	27,300	-	-	-	28,000
Stock issue for services - December 7, 2011 at $0.04 per share	400,000	400	15,600	-	-	-	16,000
Stock issue for services - December 7, 2011 at $0.04 per share	600,000	600	23,400	-	-	-	24,000
Stock issue for services - December 7, 2011 at $0.04 per share	700,000	700	27,300	-	-	-	28,000
Beneficial conversion of debt	-	-	536,895	-	-	-	536,895
Net loss	-	-	-	-	(1,625,303)	-	(1,625,303)

Balance at December 31, 2011	35,912,800	$35,913	$4,459,785	$-	$(9,599,729)	$-	$(5,104,031)

See accompanying notes to consolidated financial statements.

GLOBAL HEALTH VOYAGER, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 and 2010

AND FROM INCEPTION TO DECEMBER 31, 2011

NOTE 1. NATURE OF BUSINESS

NT Media Corp. of California, Inc. (“NT Media”) was incorporated in the State of Delaware on March 14, 2000. On April 17, 2001, in connection with a sock exchange agreement, NT Media acquired 100% of the outstanding stock of eCast Media Corporation, Inc. (“eCast”).

eCast was a production, aggregation, and distribution company, of on-and-offline content, the management of on-and-offline talent and literary clients, and strategic consulting services. Due to losses and continued inability to generate significant revenue, the Company suspended eCast.

On November 1, 2010, NT Media’s Board of Directors (“BOD”) and management decided to change their business focus from entertainment and website development to websites dedicated to the facilitation of medical tourism. Management believes that due to the potential high growth in the medical tourism industry (“MTI”), it is a better use of its resources. NT Media discontinued operations and maintenance of web destinations it launched in the last several years, as it has transitioned operations toward the development of one or more medical tourism websites.

On April 20, 2011, the NT Media launched its initial medical tourism website called www.globalhealthvoyager.com. The website is designed to be an information portal for users to facilitate medical procedures, hospitals, and clinics overseas. The website is updated regularly and will continue to be enhanced over time.

On August 10, 2011, NT Media changed its name to Global Health Voyager, Inc. (the “Company”)and discontinued developing media and entertainment assets and channels. In 2011, the Company completed phasing out several websites, including www.neurotrash.tv, www.singlefathernetwork.com, and www.stemcellstalk.com, as it shifted its focus on the Company’s recently launched medical tourism web portal.

NOTE 2. GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”), which contemplates continuation of the Company as a going concern. As of and for the year ended December 31, 2011, the Company incurred net loss of $1,625,303, had an accumulated deficit of $9,599,729, as well as a working capital deficit of $4,767,124. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the Company to meet its financial obligations, it will continue to attempt to sell equity or incur debt, although there cannot be any assurance that the Company will be successful in doing so.

The Company plans to take advantage of the growth in the MTI as a facilitator through joint ventures, partnerships, and agreements. The Company intends to enter into agreements with hospitals, insurance companies, travel agencies, facilitators, and other healthcare providers to establish a creditable network and effectively obtain a strong market presence within the MTI. The Company will attempt to enter into partnership agreements with other entities in order to mitigate some of the financial risk. The Company’s ability to develop these relationships is principally dependent on its ability to raise capital to fund the project, which is very difficult due to its current financial condition and lack of history in the market.

The Company’s current business operations are focused on facilitating medical procedures in the MTI, including building a web-based platform, building relations with hospitals and healthcare providers both in the US and abroad, and vertical social and professional networks.

The Company’s strategy is to obtain market share within the MTI by building a web-based platform that would enhance its web presence and market the Company as a one-stop-shop for medical tourism needs. The Company has attended and plans to continue to attend various industry conferences and trade shows to further build relationships and partnerships within the healthcare industry which would further enhance the Company’s position within the MTI.

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

Basis of Consolidation

The consolidated financial statements include the accounts of Global Health Voyager, its wholly owned subsidiary, eCast, and its 51% owned subsidiary, SUD. eCast and SUD are inactive. All significant intercompany accounts and transactions were eliminated in consolidation.

Cash and Equivalents

Cash and equivalents consist of cash on deposit with original maturities of three months or less.

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

Equipment and Depreciation

Equipment is recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs expensed as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any reselling gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for consolidated financial statements purposes. There was no depreciation recorded for 2011 or 2010.

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

Based on its evaluation, the Company concluded there were no significant uncertain tax positions requiring recognition in its financial statements as of December 31, 2011 and 2010.

The Company does not have any unrecognized tax benefits as of December 31, 2011 and 2010 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes during the years ended December 31, 2011 and 2010.

California law requires payments of a minimum franchise tax of $800 by corporations that are qualified to do business in California. The Company has not paid the $800 minimum tax for 2011 and 2010, nor has it filed its tax returns, causing the California Secretary of State to forfeit its corporate status. The Company is in the process of filing all delinquent corporate tax returns in order to re-establish its corporate status. The Company expects to be reinstated by the end of 2012.

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

Advertising Costs

Advertising costs are expensed as incurred. The Company did not incur any advertising costs in 2011 and 2010.

Loss per Common Share

The Company computes loss per common share in accordance with ASC 260-10-45, “Earnings per Share”. The Statement requires dual presentation of basic and diluted Earnings per Share (“EPS”) on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and the denominator of the diluted EPS computation. The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the year by the weighted average number of shares of common stock outstanding during the year. Common equivalent shares related to stock options and warrants were excluded from the computation of basic and diluted earnings per share for 2011 and 2010 because their effect is anti-dilutive.

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

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Updates No. 2011-11, “Balance Sheet (Topic 210): Disclosure about Offsetting Assets and Liabilities,” (“ASU 2011-11”). ASU 2011-11 enhances disclosure regarding financial instruments and derivative instruments. Entities are required to provide both net information and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. This new guidance is to be applied retrospectively. The adoption of these provisions does not have a material impact on the Company’s consolidated s financial statements.

In September 2011, FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income. Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In May 2011, the FASB issued ASU 2011-04, which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between US GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This guidance is effective for the Company beginning on January 1, 2012. The adoption of ASU 2011-04 is not expected to significantly impact the Company’s consolidated financial statements.

NOTE 4. PREPAID EXPENSES

Prepaid expenses represent consulting fees for contract periods extending into the subsequent quarter.

NOTE 5. DEPOSIT FOR ASSET ACQUISITION

Effective October 6, 2011, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Healthcare International Networks (“HIN”), LLC, a privately-owned Delaware company (“Seller”). Pursuant to the terms of the Agreement, the Registrant purchased substantially all of the operating assets associated with the website “Planet Hospital” as owned and operated by the Seller. The Seller agreed to retain his liabilities whether related to the Planet Hospital website or any other assets acquired by Company under the Agreement. The Registrant assumed no liabilities under the terms of the Agreement. As consideration for the transfer and sale of the Planet Hospital assets to the Registrant, the Registrant agreed to issue $90,000 of its unregistered Common Stock, at a price per share of $0.144 (the “Consideration Shares”). The Consideration Shares will be issued as restricted stock with no registration rights associated with the stock. The price per share of the Consideration Shares was based upon the average of the closing price of the Registrant’s Common Stock for the 30 days preceding October 6, 2011. As such 625,000 shares of Common Stock will be issued as Consideration Shares. The Consideration Shares have not yet been issued. In August and September 2011, the Company paid $73,732 as a deposit in connection with an asset acquisition completed in October 2011.

On January 5, 2012, HIN, DBA Planet Hospital, Rupak Acharyya, aka Rudy Rupak, and Geoff Moss filed a lawsuit, collectively as “Plaintiffs” against Global Health Voyager, Inc. The lawsuit filed by Plaintiffs alleges and seeks damages in the form of monetary relief for: 1) Breach of contract; 2) Conversion; and 3) Labor Code Violations for Failure to Pay Wages Timely; and seeks equitable remedies in the form of: 1) Rescission [of contract]; 2) Declaratory Relief; and 3) Injunctive relief. Defendant, Global Health Voyager, Inc, has responded to this lawsuit by way of both a General and Special Demurrer, asserting that the Complaint filed by Plaintiffs must be dismissed as Plaintiff corporation is not in good standing in its state of incorporation, Delaware, and therefore does not have the right to pursue legal remedies. Further, Defendant’s Demurrer asserts that Plaintiffs’ Complaint fails to state facts sufficient to constitute any cause of action against the Defendant. The Defendant has also filed, in connection with their Demurrer, a Request for Judicial Notice of Plaintiff LLC’s corporate standing. The scheduled hearing date for the Defendant’s Demurrer is May 16, 2012. As a result of this lawsuit, the Company recorded a full allowance for $73,732 made for this acquisition.

NOTE 6. NOTES PAYABLE

During the quarter ended March 31, 2011, the Company issued a promissory note of $10,000 bearing interest at 12% due June 2011. No payments have been made on these notes. They were verbally extended and not considered in default.

During the quarter ended March 31, 2011, the Company issued notes of $17,135 at 12% and due at various dates through June 2011. $17,000 of principal was repaid. The notes were verbally extended and are not considered in default.

During the quarter ended June 30, 2011, the Company issued promissory notes totaling $40,000 bearing interest at 12% due July 2011. No payments have been made on these notes. They were verbally extended and not considered in default.

During the quarter ended December 31, 2011, the Company issued notes of $64,000 at 12% and due at various dates through February 25, 2011. $5,000 of principal was repaid. The notes were verbally extended for six months.

During the quarter ended December 31, 2011, the note payable-related party of $6,265 without interest and due on demand was reclassified from related party to unrelated party, $265 of which was repaid.

At December 31, 2011 and December 31, 2010, notes payable to non-related parties consisted of the following:

	2011	2010
Interest at 12%, due on demand	$981,755	$892,621
Interest at 15%, due on demand	20,000	-
Interest at 10%, due on demand	128,000	128,000
Interest at 12.5%, due on demand	38,750	38,750
Notes payable bearing no interest, due on demand	6,000	6,000
Total Due	$1,174,505	$1,065,371

NOTE 7. NOTES PAYABLE – RELATED PARTIES

During 2011 the Company paid $8,317 in accrued interest to its President. No principal payments were made.

During 2011, the Company paid $1,683 in principal due on notes from related parties.

During 2011, the note payable-related party of $6,265 without interest and due on demand was reclassified from related party to unrelated party, $265 of which was repaid.

During 2011, the Company’s president had $10,136 in personal charges made on the Company credit card. The charges were netted against the notes payable to the Company’s President.

During 2011, the Company issued notes of $10,117 to its President at 12% and due at various dates through July 2011. No principal payments were made. The notes were verbally extended and are not considered in default.

During 2011, the Company issued notes of $8,760 to its President at 12% and due at various dates through June 2011. No principal payments were made. The notes were verbally extended and are not considered in default.

At December 31, 2011 and 2010, notes payable, were currently due, to related parties consisted of the following:

	2011	2010
Notes payable to Company’s President,
Non-interest bearing due on demand	$-	$14,044
Interest at 12%, due on demand	42,840	22,002
Interest at 15%, due on demand	1,170	1,170
	$44,010	$37,216

NOTE 8. CONVERTIBLE NOTES PAYABLE

As of December 31, 2010, the Company had $625,600 of 6% subordinated convertible notes outstanding. The notes are due to a related party who owned less than 1% of the issued and outstanding stock of the Company as of December 31, 2010. As of December 31, 2011, all convertible notes payable related party were transferred to unrelated party. All notes are convertible to common shares, $0.001 par value, at the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company’s securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes to be converted on the sixth and seventh year of their anniversary date or are due and payable in the event that the Company’s shares of common stock are not publicly traded. All of these notes are classified as a current liability at December 31, 2010.

As of December 31, 2011, the Company issued $350,000 ($150,000 and $200,000, respectively) in convertible notes payable, bearing interest at 10%, due June 2014. All notes are convertible to common shares, $0.001 par value, at the lower of $0.10 or 80% of the average closing bid during the five days immediately prior to the conversion date. The Company also issued warrants to purchase up to 1,750,000 shares of common stock for $0.10 as part of the convertible note issuance. Beneficial conversion feature is contingent on the Company’s average stock as determined by the conversion formula. This beneficial conversion feature is not recorded and will be recorded when the contingency is resolved.

The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions: discount rate – 0.93%; dividend yield – 0%; expected volatility – 70% and term of 3 years. The value of the warrants was $16,110 ($6,904 and $9,206, respectively) at grant date.

The fair value of the warrants was allocated to the total proceeds from the loans, based on the relative fair value of the warrants and debts, as unamortized interest totaling $16,110, to be amortized over the term of the loans. The warrants were classified as equity. The amortized interest expense for 2011 was $3,017. The unamortized interest on warrants was $13,093 as of December 31, 2011.

As of December 5, 2011, there was $14,300 of principal with its accrued interest of $8,008, together converted to 1,487,200 shares of the Company’s common stock.

The current portion of the convertible notes payable of $597,400 was transferred to convertible note payable – unrelated party and $28,200 of the notes was converted as of December 31, 2011.

At December 31, 2011 and 2010, convertible notes payable to non-related parties consisted of the following:

	2011	2010
Interest at 6%, due on demand	$282,200	$282,200
Interest at 6%, transferred from related party	625,600	625,600
Interest at 10%, due on demand	350,000	—
Total	1,257,800	907,800
Less: Notes payable converted	(42,500)	-
Less: Current portion	(865,300)	(907,800)
Less: Unamortized interest on warrants	(13,093)	—
Convertible notes payable, noncurrent	$336,907	$—

Interest expense on these notes in 2011 and 2010 was $72,928 and $54,618 respectively.

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

On September 30, 2011, the Company entered various agreements to convert $36,488 of related party convertible debt and accrued interest into 2,606,285 shares of common stock. The fair market value of the stock on the date of agreement and issuances was $573,383. The Company recorded a loss on settlement of debt of $536,895, included in other expense.

In December 2011, the Company issued 700,000, 700,000, 400,000 and 600,000 shares of restricted common stock, respectively, as payment for services provided by four officers of the Company. The fair value of the stock on the day of issuance was $96,000.

Warrants

On June 30, 2011, the Company issued warrants to purchase 1,750,000 shares of its common stock at $0.10 per share as part of convertible note issuances.

Options

There were no options granted during 2011 and 2010.

Common stock purchase options and warrants consisted of the following at December 31, 2011:

		Weighted Average	Aggregated
		Exercise	Intrinsic
	# of shares	Price	Value
Options:
Outstanding and exercisable, December 31, 2010	—	N/A	$—
Granted	—		—
Exercised	—		—
Expired	—		—
Outstanding and exercisable, December 31, 2011	—	N/A	$—

Warrants:
Outstanding and exercisable, December 31, 2010	—	N/A	$—
Granted	1,750,000	$0.10	—
Exercised	—	—	—
Expired	—	—	—
Outstanding and exercisable, December 31, 2011	1,750,000	$0.10	$—

NOTE 10. INCOME TAXES

The income tax provision (benefit) for 2011 and 2010 differs from the computed expected provision (benefit) at the federal statutory rate for the following reasons:

	2011	2010

Federal income tax benefit, net of state income tax expense (benefit)	$(503,505)	$(194,230)
State income tax benefit	(143,334)	(55,125)
Permanent difference	215,071	94,355
Change in valuation allowance	431,768	155,000
State minimum income tax	800	800
Income tax provision	$800	$800

The components of the deferred tax assets as of December 31, 2011 and 2010 were as follows:

	2011	2010
Deferred tax assets:
Net operating loss carryforward	$2,685,000	$2,254,000
Less valuation allowance	(2,685,000)	(2,254,000)
Net deferred tax liability	$-	$-

The components of the income tax expense were as follows for 2011 and 2010:

	2011	2010
Increase in net operating loss carryforward - deferred	$431,000	$155,000
Change in valuation allowance - deferred	(431,000)	(155,000)
State minimum income tax - current	800	800
Income tax provision - current	$800	$800

As of December 31, 2011, the Company has net operating loss carryforwards available to offset future taxable income of approximately $6,480,000 expiring beginning in 2020.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Starting in 2006, the Company has been using the offices of the Company’s President at no cost, which is expected to continue until adequate funds are available.

NOTE 12. LITIGATION

The Company is subject to various claims covering a wide range of matters that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

During 2002, eCast, settled a lawsuit with its prior landlord of $100,000. As of December 31, 2011 the balance due for the settlement had not been paid and is reflected as a current liability.

Management is aware of a threatened litigation matter involving the nonpayment of approximately $9,000 in legal fees. Management is not aware of any attempts by the claimant to pursue the litigation.

In November 2010, the Company’s prior accounting firm filed a lawsuit in Colorado state court seeking recovery of fees allegedly owed for accounting services performed during 2004 to 2008. The claims have been asserted against the Company, a second corporate defendant and its President as a result of a personal guarantee. On August 3, 2011, the parties entered into a settlement agreement whereby the Defendants in the case will jointly pay $130,000 to the plaintiffs. Payments will be made in equal monthly payments over 7 months commencing on August 31, 2011 for $85,000. Stock was issued by another party in the lawsuit to satisfy the remaining $45,000. The Company’s outstanding portion of the settlement at December 31, 2011 was $52,660 and was recorded as accrued liability. In consideration of the settlement, the parties executed a mutual release and agreed to withdraw the lawsuit. The releases and withdrawal are contingent upon the Company’s full performance of the settlement agreement terms.

On January 5, 2012, Healthcare International Network, LLC, a Delaware limited liability company, DBA Planet Hospital, Rupak Acharyya aka Rudy Rupak, and Geoff Moss, collectively as “Plaintiffs”, filed a lawsuit at the Los Angeles Superior Court, against the Company. The lawsuit filed by Plaintiffs alleges and seeks damages in the form of monetary relief for: 1) breach of contract; 2) conversion; and 3) Labor Code violations for failure to pay wages timely; and seeks equitable remedies in the form of: 1) rescission of contract; 2) declaratory relief; and 3) injunctive relief.

The Company has responded to this lawsuit by way of both a General and Special Demurrer, asserting that the Complaint filed by Plaintiffs must be dismissed as Plaintiff corporation is not in good standing in its state of incorporation, Delaware, and therefore does not have the right to pursue legal remedies. Further, the Company asserts that Plaintiffs’ Complaint fails to state facts sufficient to constitute any cause of action against the Company. The Company has also filed a Request for Judicial Notice of Plaintiff LLC’s corporate standing. The scheduled hearing date for Company’s objection to the lawsuit is May 16, 2012. While the Company will vigorously defend this action, there can be no assurance that the Company will prevail in the lawsuit. At this time, the Company cannot determine the amount of damages, if any, it could be responsible for if it does not prevail in the lawsuit. If the Company were to lose the lawsuit, the Company could be liable for damages of more than $90,000 and would be responsible for paying the principals of the lawsuit back wages, penalties and interest.

NOTE 13. SUBSEQUENT EVENTS

On March 13, 2012, the Company entered into a Promissory Note with Nikicon, LLC and promised to pay $50,000, plus interest of 1% on maturity of April 17, 2012. The Company also agrees to pay legal and due diligence fees of $3,000 on the maturity date. This Promissory Note was verbally extended for another 5 weeks at April 17, 2012.

On April 4, 2012, the Company entered into a Notes Purchase Agreement with Asher Enterprises, Inc., a Delaware corporation (“Holder” or “Asher”). Under the terms of the Note Agreement, the Company will issue to Asher convertible notes (the “Notes”) of $37,500. The Notes have a nine month maturity date from issuance. The note bears interest at 8%. Any amount of principal or interest on this note which is not paid when due shall bear interest at 22% from the due date until paid. The conversion price shall equal the variable conversion price which shall mean 55% multiplied by the market price (representing a discount rate of 45%). Market price means the average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date. Beneficial conversion feature is contingent on the Company’s average stock as determined by the conversion formula. This beneficial conversion feature is not recorded and will be recorded when the contingency is resolved.

