Form 10-Q
period 2012-03-31
GLOBAL HEALTH VOYAGER INC
filed 2012-05-21
CIK 318622

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2012

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

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if  any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares outstanding as of May 16, 2012: 41,792,800common shares.

GLOBAL HEALTH VOYAGER,INC. AND SUBSIDIARIES

 March 31, 2012 (unaudited)

2

Global Health Voyager, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and equivalents	$19	$799
Prepaid expenses	218,688	218,688
Prepaid marketing expenses	3,314	-

TOTAL ASSETS	$222,020	$219,487

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$592,816	$580,163
Accrued liabilities	1,260,542	1,241,287
Accrued liabilities to related parties	1,006,975	968,168
Notes payable	1,232,370	1,174,505
Notes payable, related party	43,477	44,010
Convertible notes payable	830,338	865,300
Accrued litigation settlement	113,178	113,178

TOTAL CURRENT LIABILITIES	5,079,696	4,986,611

LONG TERM LIABILITIES
Convertible notes payable	338,250	336,907

TOTAL LIABILITIES	5,417,946	5,323,518

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 43,792,800 and 35,912,800 shares issued and outstanding at 2012 and 2011 respectively.	43,793	35,913
Additional paid-in capital	4,527,105	4,459,785
Deficit accumulated during the development stage	(9,766,823)	(9,599,729)

TOTAL STOCKHOLDERS’ DEFICIT	(5,195,925)	(5,104,031)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$222,020	$219,487

See accompanying notes to consolidated financial statements.

Global Health Voyager, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

			Cumulative from
	Three Months Ended		June 4,
	March 31,	March 31,	1999 (inception) to
	2012	2011	March 31, 2012

REVENUES	$-	$-	$385,997

COSTS AND EXPENSES
General and administrative	108,468	95,329	7,144,184
Depreciation and amortization	-	-	132,077
Impairment of film costs	-	-	156,445
Impairment of related party receivables	-	-	35,383
Inventory write-down	-	-	24,820
Loss on litigation settlement	-	-	100,000

TOTAL COSTS AND EXPENSES	108,468	95,329	7,592,909

LOSS FROM OPERATIONS	(108,468)	(95,329)	(7,206,912)

OTHER INCOME (EXPENSES)
Other income	630	-	26,137
Other expense	-	-	(536,895)
Interest expense	(57,937)	(35,423)	(1,121,054)
Interest expense, related party	(1,319)	(11,509)	(540,438)
Loan fees	-	-	(616,000)
Debt forgiven	-	-	290,595
Legal fees forgiven	-	-	12,296
Provision for common stock subscription receivable	-	-	(91,552)

TOTAL OTHER EXPENSES, NET	(58,625)	(46,932)	(2,576,910)

LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(167,094)	(142,261)	(9,783,823)

PROVISION FOR INCOME TAXES	-	800	16,000

LOSS BEFORE NON-CONTROLLING INTEREST	(167,094)	(143,061)	(9,799,823)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	33,000

NET LOSS ATTRIBUTABLE TO GLOBAL HEALTH VOYAGER, INC. AND SUBSIDIARIES	$(167,094)	$(143,061)	$(9,766,823)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.00)	$(0.005)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	42,592,560	26,543,093

See accompanying notes to consolidated financial statements.

Global Health Voyager, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

			Cumulative from
	Three Months Ended		June 4,
	March 31,	March 31,	1999 (inception) to
	2012	2011	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(167,094)	$(143,061)	$(9,799,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on conversion of notes	(630)	-	(630)
Provision for prepayment		-	73,732
Amortized interest on warrants	1,343	-	4,360
Depreciation and amortization	-	-	132,077
Impairment loss	-	-	336,773
Inventory write-down	-	-	24,820
Impairment of related party receivables	-	-	35,383
Operating expenses paid by reducing note receivable	-	-	10,000
Stock issued for services	13,487	-	1,422,424
Deferred compensation	-	-	10,417
Stock issued for loan fees	-	-	423,000
Stock options issued for services	-	-	60,370
Legal fees forgiven	-	-	(12,296)
Debts forgiven	-	-	(290,595)
Provision for common stock subscription receivable	-	-	89,468
Amount attributable to non-controlling interest	-	-	33,000
Beneficial conversion of debt and accrued interest	-	-	770,275
Changes in assets and liabilities:
Interest receivable	-	-	(19,986)
Inventory	-	-	(24,820)
Prepaid Expenses	-	5,000	(292,420)
Other assets	-	-	(24,000)
Litigation settlement	-	-	100,000
Accounts payable and accrued expenses	55,975	63,188	1,890,288
Accrued expenses, related party	38,807	49,009	1,363,761

Net cash (used in) operating activities	(58,112)	(25,864)	(3,684,421)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable from officer	-	-	(45,048)
Collection of notes receivable from officer	-	-	35,048
Notes receivable, related parties	-	-	(50,000)
Collection of notes receivable, related parties	-	-	50,000
Investment in property and equipment	-	-	(18,879)
Investment in film costs	-	-	(133,005)
Investment in web site development costs	-	-	(292,968)

Net cash (used in) investing activities	-	-	(454,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	1,254,154
Payment of offering costs	-	-	(66,450)
Proceeds from notes payable	62,000	10,000	1,624,172
Proceeds from notes payable, related party	-	25,895	686,496
Payments of notes payable	(4,135)	-	(206,051)
Payments of notes payable, related party	(533)	-	(420,829)
Proceeds from issuance of convertible notes	-	-	1,267,800

Net cash provided by financing activities	57,332	35,895	4,139,292

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(780)	10,031	19

CASH AND EQUIVALENTS, Beginning of period	799	1	-
CASH AND EQUIVALENTS, End of period	$19	$10,032	$19

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$576	$-	$22,087
Income taxes paid	$-	$-	$4,000

NONCASH FINANCING ACTIVITIES:
Beneficial conversion of debt and accrued interest	$-	$-	$770,275
Stock issued for services	$13,487	$-	$1,422,424
Stock issued for loan fees	$-	$-	$423,000
Stock options issued for services	$-	$-	$60,370

See accompanying notes to consolidated financial statements.

GLOBAL HEALTH VOYAGER, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 and 2011(UNAUDITED) AND DECEMBER 31, 2011

NOTE 1. NATURE OF BUSINESS

NT Media Corp. of California, Inc. (“NT Media”) was incorporated in the State of Delaware on March 14, 2000. On April 17, 2001, in connection with a stock exchange agreement, NT Media acquired 100% of the outstanding stock of eCast Media Corporation, Inc. (“eCast”).

eCast was a production, aggregation, and distribution company, of on-and-offline content, the management of on-and-offline talent and literary clients, and strategic consulting services. Due to losses and continued inability to generate significant revenue, the Company suspended eCast.

On November 1, 2010, NT Media’s Board of Directors (“BOD”) and management decided to change its business focus from entertainment and website development to websites dedicated to the facilitation of medical tourism. Management believes that due to the potential growth in the medical tourism industry (“MTI”), it is a better use of its resources. NT Media discontinued operations and maintenance of web destinations it launched in the last several years, as it has transitioned operations toward the development of one or more medical tourism websites.

On April 20, 2011, the NT Media launched its initial medical tourism website called www.globalhealthvoyager.com. The website is designed to be an information portal for users to facilitate medical procedures, hospitals, and clinics overseas. The website is updated regularly and will continue to be enhanced over time.

On August 10, 2011, NT Media changed its name to Global Health Voyager, Inc. (the “Company”)and discontinued developing media and entertainment assets and channels. In 2011, the Company phaed out several websites, including www.neurotrash.tv, www.singlefathernetwork.com, and www.stemcellstalk.com, as it shifted its focus to the Company’s recently launched medical tourism web portal.

NOTE 2. GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”), which contemplates continuation of the Company as a going concern. As of and for the three months ended March 31, 2012, the Company incurred a net loss of $167,094, had an accumulated deficit of $9,766,823, as well as a working capital deficit of $4,857,676. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the Company to meet its financial obligations, it will continue to attempt to sell equity or incur debt, although there cannot be any assurance the Company will be successful in doing so.

The Company plans to take advantage of the growth in the MTI as a facilitator through joint ventures, partnerships, and agreements. The Company intends to enter into agreements with hospitals, insurance companies, travel agencies, facilitators, and other healthcare providers to establish a creditable network and effectively obtain a strong market presence within the MTI. The Company will attempt to enter into partnerships with other entities to mitigate some of the financial risk. The Company’s ability to develop these relationships is principally dependent on its ability to raise capital to fund the projects, which is difficult due to its current financial condition and lack of history in the market.

The Company’s current business operations are focused on facilitating medical procedures in the MTI, including building a web-based platform, building relations with hospitals and healthcare providers both in the US and abroad, and vertical social and professional networks.

The Company’s strategy is to obtain market share within the MTI by building a web-based platform that would enhance its web presence and market the Company as a one-stop-shop for medical tourism needs. The Company has attended and plans to continue to attend various industry conferences and trade shows to further build relationships and partnerships within the healthcare industry which would enhance the Company’s position within the MTI.

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

The consolidated interim financial information as of March 31, 2012 and for the three month periods ended March 31, 2012 and 2011 was prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP was not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2012, its consolidated results of operations and cash flows for the three month periods ended March 31, 2012 and 2011, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Basis of Consolidation

The consolidated financial statements include the accounts of Global Health Voyager, its wholly owned subsidiary, eCast, and its 51% owned subsidiary, SUD. eCast and SUD are inactive. All significant intercompany accounts and transactions were eliminated in consolidation.

Cash and Equivalents

Cash and equivalents consist of cash on deposit and investments with original maturities of three months or less.

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

Equipment and Depreciation

Equipment is recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs expensed as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any reselling gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for consolidated financial statements purposes. There was no depreciation recorded for three months ended March 31, 2012 and 2011.

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

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes”. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC 740-10 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. As a result of implementing ASC 740-10, the Company’s management reviewed the Company’s tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material affect on the Company.

Based on its evaluation, the Company concluded there were no significant uncertain tax positions requiring recognition in its financial statements as of March 31, 2012 and December 31, 2011.

The Company does not have any unrecognized tax benefits as of March 31, 2012 and December 31, 2011 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes during the three months ended March 31, 2012 and 2011.

California law requires payments of a minimum franchise tax of $800 by corporations that are qualified to do business in California. The Company has not paid the $800 minimum tax for 2012 and 2011, nor has it filed its tax returns, causing the California Secretary of State to forfeit its corporate status. The Company is in the process of filing all delinquent corporate tax returns to re-establish its corporate status. The Company expects to be reinstated by the end of 2012.

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

Advertising Costs

Advertising costs are expensed as incurred. The Company did not incur any advertising costs during three months ended March 31, 2012 and 2011.

Loss per Common Share

The Company computes loss per common share in accordance with ASC 260-10-45, “Earnings per Share”. The Statement requires dual presentation of basic and diluted Earnings per Share (“EPS”) on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and the denominator of the diluted EPS computation. The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the three months ended March 31, 2012 by the weighted average number of shares of common stock outstanding during the three months ended March 31, 2012. Common equivalent shares related to stock options and warrants were excluded from the computation of basic and diluted EPS for three months ended March 31, 2012 and 2011 because their effect is anti-dilutive.

Stock based compensation to other than employees

The Company accounts for equity instruments issued for the receipt of goods or services from other than employees in accordance with ASC 718 (previously Statement of Financial Accounting Standards No. 123), “Accounting for Stock-Based Compensation,” and the conclusions reached by the ASC 505-50 (previously Emerging Issues Task Force in Issue No. 96- 18), “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“ASC 505-50”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued as consideration for other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by ASC 505-50 (previously EITF 96-18). In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is adopted for fiscal years, and interim periods beginning after December 15, 2011 for public entities with retrospective application. There was no material impact on our consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. There was no material impact on our consolidated financial statements upon adoption.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50% likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopts this ASU beginning with its Quarterly Report on Form 10-Q for the three months ended March 31, 2012. There was no material impact on our consolidated financial statements upon adoption.

In December 2011, the FASB issued Accounting Standards Updates No. 2011-11, “Balance Sheet (Topic 210): Disclosure about Offsetting Assets and Liabilities,” (“ASU 2011-11”). ASU 2011-11 enhances disclosure regarding financial instruments and derivative instruments. Entities are required to provide both net information and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. This new guidance is to be applied retrospectively. The adoption of these provisions did not have a material impact on the Company’s consolidated s financial statements.

As of March 31, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

NOTE 4. PREPAID EXPENSES

Prepaid expenses represent consulting fees for contract periods extending into subsequent quarters.

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

On January 5, 2012, HIN, DBA Planet Hospital, RupakAcharyya, aka Rudy Rupak, and Geoff Moss (“HIN, et al”) filed a lawsuit, collectively as “Plaintiffs” against Global Health Voyager, Inc. The lawsuit filed by Plaintiffs alleges and seeks damages in the form of monetary relief for: 1) Breach of contract; 2) Conversion; and 3) Labor Code Violations for Failure to Pay Wages Timely; and seeks equitable remedies in the form of: 1) Rescission [of contract]; 2) Declaratory Relief; and 3) Injunctive relief. We responded to this lawsuit by way of both a General and Special Demurrer, asserting that the Complaint filed by Plaintiffs must be dismissed as Plaintiff corporation is not in good standing in its state of incorporation, Delaware, and therefore does not have the right to pursue legal remedies. Further, Defendant’s Demurrer asserts that Plaintiffs’ Complaint fails to state facts sufficient to constitute any cause of action against the Defendant. We also filed, in connection with their Demurrer, a Request for Judicial Notice of Plaintiff LLC’s corporate standing. The scheduled hearing date for the Defendant’s Demurrer is May 16, 2012. As a result of this lawsuit, the Company recorded a full allowance for $73,732 made for this acquisition.

On April 20, 2012, Plaintiff’s filed a First Amended Complaint, correcting the issues raised by the Defendant’s motion. On May 4, 2012, prior to the hearing on our motions, opposing counsel and our counsel attended a Case Management Conference and the court took our motion off calendar because the irregularities raised by our motion had not been addressed. Thus, the May 16, 2012 motion hearing did not take place. The Court then set dates and deadlines for our case.

The Court set our trial date for April 2, 2013. The Final Status Conference is scheduled for March 27, 2013. The mediation completion date is November 13, 2012 and the Post Mediation Status Conference is November 15, 2012. We have been ordered to complete private panel mediation whereby the parties will split the fees.

NOTE 6. NOTES PAYABLE

During the quarter ended March 31, 2011, the Company issued a promissory note of $10,000 bearing interest at 12% due June 2011. No payments were made on this notes. It was verbally extended and is not considered in default.

During the quarter ended March 31, 2011, the Company issued notes of $17,135 at 12% and due at various dates through June 2011. $17,000 of principal was repaid. The notes were verbally extended and are not considered in default.

During the quarter ended June 30, 2011, the Company issued promissory notes totaling $40,000 at 12% due July 2011. No payments were made on these notes. They were verbally extended and not are considered in default.

During the quarter ended December 31, 2011, the Company issued notes of $64,000 at 12% and due at various dates through February 25, 2012. $5,000 of principal was repaid. These notes were verbally extended for six months.

During the quarter ended December 31, 2011, the note payable-related party of $6,265 without interest and due on demand was reclassified from related party to unrelated party, $265 of which was repaid.

During the quarter ended March 31, 2012, the Company issued a note of $12,000 at 12% and due on May 2, 2012. The note was verbally extended till September 1, 2012.

The Company also issued a note of $50,000 on March 13, 2012 and due on April 17, 2012. The interest for the note was $500. The note was verbally extended for one month till May 25, 2012.

During the quarter ended March 31, 2012, the Company repaid principal of $4,135 and interest of $565 for the notes with interest of 12%.

At March 31, 2012 and December 31, 2011, notes payable to non-related parties consisted of the following:

	2012	2011
Interest at 12%, due on demand	$989,620	$981,755
Interest at 15%, due on demand	20,000	20,000
Interest at 10%, due on demand	128,000	128,000
Interest at 12.5%, due on demand	38,750	38,750
Interest at approximately $500 per month, due May 25, 2012	50,000	-
Notes payable bearing no interest, due on demand	6,000	6,000
Total Due	$1,232,370	$1,174,505

NOTE 7. NOTES PAYABLE – RELATED PARTIES

During the quarter ended September 31, 2011 and December 31, 2011, the Company paid $6,000 and $2,317 in interest to its President, respectively. No principal payments were made.

During the quarter ended December 31, 2011, the Company paid $1,683 in principal due on notes from related parties.

During the quarter ended December 31, 2011, the note payable-related party of $6,265 without interest and due on demand was reclassified from related party to unrelated party, $265 of which was repaid.

During the quarter ended December 31, 2011, the Company’s president had $10,136 in personal charges made on the Company credit card. The charges were netted against the notes payable to the Company’s President.

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

During the quarter ended March 31, 2012, the Company repaid principal of $533 and interest of $11.

At March 31, 2012 and December 31, 2011, notes payable, were currently due, to related parties was:

	2012	2011
Notes payable to Company’s President,
Interest at 12%, due on demand	$43,477	$44,010
	$43,477	$44,010

NOTE 8. CONVERTIBLE NOTES PAYABLE

At December 31, 2010, the Company had $625,600 of 6% subordinated convertible notes outstanding. The notes are due to a related party who owned less than 1% of the issued and outstanding stock of the Company as of December 31, 2010. As of December 31, 2011, all convertible notes payable related party were transferred to unrelated party. All notes are convertible to common shares, $0.001 par value, at the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company’s securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes to be converted on the sixth and seventh year of their anniversary date or are due and payable in the event that the Company’s shares of common stock are not publicly traded. All of these notes are classified as a current liability at December 31, 2010 and March 31, 2012.

As of December 31, 2011, the Company issued $350,000 ($150,000 and $200,000, respectively) in convertible notes payable, bearing interest at 10%, due June 2014. All notes are convertible to common shares, $0.001 par value, at the lower of $0.10 or 80% of the average closing bid during the five days immediately prior to the conversion date. The Company also issued warrants to purchase up to 1,750,000 shares of common stock for $0.10 as part of the convertible note issuance. Beneficial conversion feature (“BCF”) is contingent on the Company’s average stock as determined by the conversion formula. This BCF is not recorded and will be recorded when the contingency is resolved.

The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions: discount rate – 0.93%; dividend yield – 0%; expected volatility – 70% and term of 3 years. The value of the warrants was $16,110 ($6,904 and $9,206, respectively) at grant date.

The (“FV”) of the warrants was allocated to the total proceeds from the loans, based on the relative fair value of the warrants and debts, as unamortized interest totaling $16,110, to be amortized over the term of the loans. The warrants were classified as equity. The amortized interest expense for three months ended March 31, 2012 and 2011 was $1,343 and $0. The unamortized interest on warrants was $11,750 as of March 31, 2012.

On February 8, 2012, the Company converted a note with principal of $16,883 and interest of $1,117 into 1,800,000 shares of Common Stock at conversion price of $0.01 per share.

On February 9, 2012, the Company converted a note of $18,000 of accrued interest into 1,800,000 shares of Common Stock at conversion price of $0.01 per share

On February 27, 2012, the Company converted a note with principal of $15,030 into 1,800,000 shares of Common Stock at conversion price of $0.008 per share.

On March 29, 2012, the Company converted a note with principal of $3,049 and interest of $4,951 into 2,000,000 shares of Common Stock at conversion price of $0.004 per share.

The current portion of the convertible notes payable of $597,400 was transferred to convertible note payable – unrelated party and $28,200 of the notes was converted as of December 31, 2011.

At March 31, 2012 and December 31, 2011, convertible notes payable to non-related parties consisted of the following:

	2012	2011
Interest at 6%, due on demand	$282,200	$282,200
Interest at 6%, transferred from related party	625,600	625,600
Interest at 10%, due on demand	350,000	350,000
Total	1,257,800	1,257,800
Less: Notes payable converted	(77,462)	(42,500)
Less: Current portion	(830,338)	(865,300)
Less: Unamortized interest on warrants	(11,750)	(13,093)
Convertible notes payable, noncurrent	$338,250	$336,907

Interest expense on these notes for three months ended March 31, 2012 and 2011 was $21,500 and $13,617 respectively.

NOTE 9. STOCKHOLDERS’ EQUITY

In June 2011, the Company issued 300,000 shares of common stock as payment for marketing services. The FV of the stock on the day of issuance was $13,500.

In September 2011, the Company issued 1,120,000 shares of common stock to consultants for services rendered to the Company. The Company recorded the expense at the FV of the shares of $324,800.

On September 30, 2011, the Company entered various agreements to convert $36,488 of related party convertible debt and accrued interest into 2,606,285 shares of common stock. The FV of the stock on the date of agreement and issuances was $573,383. The Company recorded a loss on settlement of debt of $536,895, included in other expense.

In December 2011, the Company issued 700,000, 700,000, 400,000 and 600,000 shares of restricted common stock, respectively, as payment for services provided by four officers of the Company. The FV of the stock on the day of issuance was $96,000.

In January 2012, the Company issued 480,000 shares of restricted common stock to a marketing consultant company, as payment for services to be provided from June 12, 2011 to June 11, 2012. The FV of the stock on the day of issuance was $16,800. As of March 31, 2012, $13,487 was amortized; the outstanding balance of $3,314 of prepaid marketing services will be amortized in the second quarter of 2012.

Warrants

On June 30, 2011, the Company issued warrants to purchase 1,750,000 shares of its common stock at $0.10 per share as part of convertible note issuances.

Options

There were no options granted during three months ended March 31, 2012 and 2011.

Common stock purchase options and warrants consisted of the following at March 31, 2012 and December 31, 2011:

		Weighted Average	Aggregated
		Exercise	Intrinsic
	# of shares	Price	Value
Options:
Outstanding and exercisable, December 31, 2011	—	N/A	$—
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding and exercisable, March 31, 2012	—	N/A	$—

Warrants:
Outstanding and exercisable, December 31, 2011	—	N/A	$—
Granted	1,750,000	$0.10	—
Exercised	—	—	—
Expired	—	—	—
Outstanding and exercisable, March 31, 2012	1,750,000	$0.10	$—

NOTE 10. COMMITMENTS AND CONTINGENCIES

Starting in 2006, the Company used the offices of the Company’s President at no cost, which is expected to continue until adequate funds are available.

NOTE 11. LITIGATION

The Company is subject to various claims covering a wide range of matters that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

During 2002, eCast, settled a lawsuit with its prior landlord of $100,000. As of March 31, 2012 the balance due for the settlement had not been paid and is reflected as a current liability.

Management is aware of a threatened litigation matter involving the nonpayment of approximately $9,000 in legal fees. Management is not aware of any attempts by the claimant to pursue the litigation.

On November 1, 2010 the accounting firm of A.J. Robbins, P.C. filed a lawsuit in the District Court, City and County of Denver, Colorado, seeking recovery of fees allegedly owed for accounting services performed during 2004 to 2008. The claims were asserted against the Company and our CEO, as a result of a personal guarantee. The Company and our CEO disputed the fees and intended to oppose the suit. On December 15, 2010, the Defendants filed an Answer which asserted several defenses. The parties exchanged initial disclosures, and the matter was set for trial on December 5, 2011. On August 3, 2011 the parties entered into a settlement agreement whereby the Defendants in the case will pay $130,000 to the plaintiffs. Payments will be made in equal monthly payments over 7 months commencing on August 31, 2011 for $85,000. Stock was issued by another party in the lawsuit to satisfy the remaining $45,000. In consideration of the settlement, the parties executed a mutual release and agreed to withdraw the lawsuit. The releases and withdrawal are contingent upon the Company’s full performance of the settlement agreement terms. As of May 17, 2012, out of the $42,500 cash payments the Company was responsible for under the settlement agreement, it paid $25,979 and owes $16,521. This balance due was for the February 28, 2012 and part of the January 31, 2012 payments. Plaintiff has the right to get a judgment for $175,000 minus the payments that were made, if we fail to perform under the terms of the settlement agreement and if they serve us with a notice of default, which they have not.

On January 5, 2012, HIN, et al filed a lawsuit at the Los Angeles Superior Court, against the Company. The lawsuit filed by Plaintiffs alleges and seeks damages in the form of monetary relief for: 1) breach of contract; 2) conversion; and 3) Labor Code violations for failure to pay wages timely; and seeks equitable remedies in the form of: 1) rescission of contract; 2) declaratory relief; and 3) injunctive relief.

The Company responded to this lawsuit by way of both a General and Special Demurrer, asserting the Complaint filed by Plaintiffs must be dismissed as Plaintiff corporation is not in good standing in its state of incorporation, Delaware, and therefore does not have the right to pursue legal remedies. Further, the Company asserts that Plaintiffs’ Complaint fails to state facts sufficient to constitute any cause of action against the Company. The Company has also filed a Request for Judicial Notice of Plaintiff LLC’s corporate standing. The scheduled hearing date for Company’s objection to the lawsuit is May 16, 2012. While the Company will defend this action, there can be no assurance that the Company will prevail in the lawsuit. At this time, the Company cannot determine the amount of damages, if any, it could be responsible for if it does not prevail in the lawsuit. If the Company were to lose the lawsuit, the Company could be liable for damages of more than $90,000 and would be responsible for paying the principals of the lawsuit back wages, penalties and interest.

On April 20, 2012, Plaintiff’s filed a First Amended Complaint, correcting the issues raised by the Defendant’s motion. On May 4, 2012, prior to the hearing on our motions, opposing counsel and our counsel attended a Case Management Conference and the court took our motion off calendar because the irregularities raised by our motion had not been addressed. Thus, the May 16, 2012 motion hearing did not take place. The Court then set dates and deadlines for our case.

The Court set our trial date for April 2, 2013. The Final Status Conference is scheduled for March 27, 2013. The mediation completion date is November 13, 2012 and the Post Mediation Status Conference is November 15, 2012. We have been ordered to complete private panel mediation whereby the parties will split the fees.

NOTE 12. SUBSEQUENT EVENTS

On April 4, 2012, the Company entered into a Notes Purchase Agreement (“NPA”) with Asher Enterprises, Inc. (“Asher”), a Delaware corporation (“Holder” or “Asher”). Under the terms of the Note Agreement, the Company will issue to Asher convertible notes (the “Notes”) of $37,500. The Notes have a nine month maturity date from issuance. The notes bears interest at 8%. Any amount of principal or interest on these notes which is not paid when due shall bear interest at 22% from the due date until paid. The conversion price shall equal the variable conversion price which shall mean 55% multiplied by the market price (representing a discount rate of 45%). Market price means the average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date. BCF is contingent on the Company’s average stock price as determined by the conversion formula. This BCF is not recorded and will be recorded when the contingency is resolved.

On April 20, 2012, the Company entered into a Promissory Note with Jacques Tizabi of $3,500, plus interest of 12% on maturity of July 20, 2012.

On April 27, 2012, the Company entered into a Convertible Promissory Note with Jupiter Investment(“Holder” or “Jupiter”)of $5,000 (“Principal”), plus interest of 12% with maturity date of April 27, 2015. Under the terms of the Note Agreement, the Company will issue to Jupiter convertible notes (the “Notes”) of the principal and compounded interest. The conversion price shall mean the lower of (i) $0.0001 or (ii) fifty percent (50%) of the lowest closing bid price of the Common Stock during the 30 trading days preceding the date the Conversion Notice is delivered to the Borrower. BCF is contingent on the Company’s average stock price as determined by the conversion formula. This BCF is not recorded and will be recorded when the contingency is resolved.

On April 27, 2012, the Company entered into a Convertible Promissory Note with Orbinvest Capital, LLC(“Holder” or “Orbinvest”) and promised to pay $10,000 (“Principal”), plus interest of 12% with maturity date of April 27, 2015. Under the terms of the Note Agreement, the Company will issue to Jupiter convertible notes (the “Notes”) of the principal and compounded interest. The conversion price shall mean the lower of (i) $0.0001 or (ii) fifty percent (50%) of the lowest closing bid price of the Common Stock during the 30 trading days preceding the date the Conversion Notice is delivered to the Borrower.BCF is contingent on the Company’s average stock price as determined by the conversion formula. This BCF is not recorded and will be recorded when the contingency is resolved.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING THE FOLLOWING MANAGEMENT’S DISCUSSION AND ANALYSIS, AND OTHER REPORTS FILED BY THE REGISTRANT FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION (COLLECTIVELY THE “FILINGS”), CONTAIN FORWARD-LOOKING STATEMENTS WHICH ARE INTENDED TO CONVEY OUR EXPECTATIONS OR PREDICTIONS REGARDING THE OCCURRENCE OF POSSIBLE FUTURE EVENTS OR THE EXISTENCE OF TRENDS AND FACTORS THAT MAY IMPACT OUR FUTURE PLANS AND OPERATING RESULTS. THESE FORWARD-LOOKING STATEMENTS ARE DERIVED, IN PART, FROM VARIOUS ASSUMPTIONS AND ANALYSIS WE HAVE MADE IN THE CONTEXT OF OUR CURRENT BUSINESS PLAN AND INFORMATION CURRENTLY AVAILABLE TO US AND IN LIGHT OF OUR EXPERIENCE AND PERCEPTIONS OF HISTORICAL TRENDS, CURRENT CONDITIONS AND EXPECTED FUTURE DEVELOPMENTS AND OTHER FACTORS WE BELIEVE TO BE APPROPRIATE IN THE CIRCUMSTANCES. YOU CAN GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS THROUGH WORDS AND PHRASES SUCH AS “SEEK”, “ANTICIPATE”, “BELIEVE”, “ESTIMATE”, “EXPECT”, “INTEND”, “PLAN”, “BUDGET”, “PROJECT”, “MAY BE”, “MAY CONTINUE”, “MAY LIKELY RESULT”, AND SIMILAR EXPRESSIONS. WHEN READING ANY FORWARD-LOOKING STATEMENT YOU SHOULD REMAIN MINDFUL THAT ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF OUR COMPANY, AND ARE SUBJECT TO RISKS, UNCERTAINTIES, ASSUMPTIONS AND OTHER FACTORS RELATING TO OUR INDUSTRY AND RESULTS OF OPERATIONS.

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

Overview

On November 1, 2010, the Company’s Board of Directors (“BOD”) and management decided to change the focus of its business from entertainment and website development to websites dedicated to the facilitation of medical tourism. The Company believes that due to the potential high growth in the medical tourism industry (“MTI”), it is a better use of the Company’s resources. The Company discontinued operations and maintenance of web destinations it launched in the last several years, as it has transitioned operations toward the development of one or more medical tourism websites.

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

New Company Focus

The Company redirected its focus to the MTI which it believes has high growth potential with minimal upfront web portal development costs. The Company has recognized a unique opportunity to utilize its core competencies in web development in the emerging medical tourism market. The Company’s new vision is to be a premier international MTI via acquisitions, partnerships, affiliations, and the development of web portals for resources in the MTI. The Company’s mission is to facilitate exceptional health care and services by highly qualified surgeons/physicians and advanced state-of-the-art facilities abroad for a fraction of the cost of traditional healthcare in the US. The Company extends its services to other developed nations by providing potential patients the opportunity to research and connect with medical providers outside of their country of residence. The Company’s sole employee is its president and he will continue his role as such. The Company plans to hire outside consultants and contractors in the initial phases of the business transition to develop the Company’s websites, partnerships and content with respect to all aspects of non-US medical services, transportation and regulations. The Company will seek financing for the venture through private placements of equity and the issuance of debt securities to private investors. There can be no assurance the Company will successfully transition its business operations, attract or retain new personnel or obtain financing on terms satisfactory to the Company, if at all.

The Company’s core competencies in web developing, marketing, and social networking allow it to cost effectively provide information about world-class healthcare services via its medical tourism website which was launched in the second quarter of 2011.

In addition, as part of its strategy of growth in the MTI, effective October 6, 2011, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Healthcare International Networks, LLC (“HIN”), a privately-owned Delaware limited liability company (“Seller”). Pursuant to the terms of the Agreement, the Company purchased substantially all of the operating assets associated with the website “Planet Hospital” as owned and operated by the Seller. The Seller agreed to retain all of his liabilities whether related to the Planet Hospital website or any other assets acquired by Company under the Agreement. The Company assumed no liabilities under the Agreement. As consideration for the transfer and sale of the Planet Hospital assets to the Company, the Company agreed to issue $90,000 of its unregistered Common Stock, at $0.144 per share (the “Consideration Shares”). The price per share of the Consideration Shares was based upon the average of the closing price of the Company’s Common Stock for the 30days preceding October 6, 2011. As such 625,000 shares of Common Stock were to be issued as Consideration Shares. The Consideration Shares have not been issued as the Seller did not respond to the Company’s repeated requests to provide the names of the individuals to which the shares were to be issued. The Company is currently involved in a lawsuit with the Seller. The Company has not assumed title to the Planet Hospital assets including the rights to the name and website domain.

On January 5, 2012, HIN, DBA Planet Hospital, RupakAcharyya aka Rudy Rupak, and Geoff Moss filed a lawsuit, collectively as “Plaintiffs” against the Company.  The lawsuit filed by Plaintiffs alleges and seeks damages in the form of monetary relief for: 1) breach of contract; 2) conversion; and 3) Labor Code violations for failure to pay wages timely; and seeks equitable remedies in the form of: 1) rescission of contract; 2) declaratory relief; and 3) injunctive relief.

The Company responded to this lawsuit by way of both a General and Special Demurrer, asserting the Complaint filed by Plaintiffs must be dismissed as the Plaintiff corporation is not in good standing in its state of incorporation, Delaware, and therefore does not have the right to pursue legal remedies.  Further, the Company asserts that Plaintiffs’ Complaint fails to state facts sufficient to constitute any cause of action against the Company.  The Company also filed a Request for Judicial Notice of Plaintiff LLC’s corporate standing. The scheduled hearing date for Company’s objection to the lawsuit is May 16, 2012. While the Company will defend this action, there can be no assurance that we will prevail in the lawsuit. At this time, the Company cannot determine the amount of damages, if any, it could be responsible for if it does not prevail in the lawsuit. If the Company were to lose the lawsuit, we could be liable for damages of more than $90,000 and would be responsible for paying the principals of the lawsuit back wages, penalties and interest.

On April 20, 2012, Plaintiff’s filed a First Amended Complaint, correcting the issues raised by the Defendant’s motion.  On May 4, 2012, prior to the hearing on our motions, opposing counsel and our counsel attended a Case Management Conference and the court took our motion off calendar because the irregularities raised by our motion had not been addressed.  Thus, the May 16, 2012 motion hearing did not take place.  The Court then set dates and deadlines for our case.

The Court set our trial date for April 2, 2013.  The Final Status Conference is scheduled for March 27, 2013.  The mediation completion date is November 13, 2012 and the Post Mediation Status Conference is November 15, 2012.  We have been ordered to complete private panel mediation whereby the parties will split the fees.

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

In the three months ended March 31, 2012, the Company issued notes for $12,000 with interest rate of 12% and $50,000 with monthly interest of $500. See the financial statements of the Company in Part I Item 1 for further details on this financing transaction.

Results of Operations

OPERATING RESULTS FOR THE THREE MONTHS ENDED March 31, 2012 AND 2011

Operating expenses increased to $108,468 for the three months ended March 31, 2012compared to $95,329 for the three months ended March 31, 2011 primarily due to increase in consulting expense.

Other expenses, consisting of interest, for the three months ended March 31, 2012increased by $11,693 compared to the three months ended March 31, 2011 primarily due to increased interest from increased debts.

Net loss for the three months ended March 31, 2012was $167,094, an increase of $24,033 compared to the net loss of $143,061 for the three months ended March 31, 2011primarily due to an increase in consulting expenses and increased interest expense from increased debts as discussed above.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, and that would be considered material to investors.

Liquidity and Capital Resources

We have incurred operating losses since inception. As of March 31, 2012, we have an accumulated deficit of $9,766,823.  At March 31, 2012, we have $19 in cash and equivalents and a net working capital deficit of $4,857,676.

During the last two years, the Company and its whollyowned subsidiary, eCast Media Corporation, Inc. (“eCast”), were dependent on borrowed or invested funds to finance their ongoing operations.  As of March 31, 2012, eCast owed $620,000 on 6% convertible notes and the Company owed $210,338 on 6% convertible notes. These notes were issued to two of the Company’s major stockholders. These notes are classified as current liabilities.  We anticipate we will continue borrowing funds or obtaining additional equity financing to provide working capital. We do not have sufficient cash on hand or from operations to support the Company’s operations for the next twelve months. The Company has issued $1,275,847 of notes.

The audit report of the Company’s independent registered public accounting firm for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K for the year then ended, includes a “going concern” explanation. In the auditor’s opinion, the Company’s limited operating history and accumulated deficit as of December 31, 2011, raised substantial doubt about the Company’s ability to continue as a going concern. We require approximately $5.42 million over the next twelve months to pay off accounts payable, accrued expenses and the convertible notes and notes payable reaching maturity unless we obtain additional extensions.

Due to our limited cash flow, operating losses and intangible assets, it is unlikely we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from our major stockholders and other outside sources to fund our current operations. If these outside sources are unwilling or unable to provide necessary working capital to us, we will probably not be able to sustain operations. We have no written agreements or contractual obligations in place which require our outside sources to continue to finance our operations. The Company’s and eCast’s convertible notes of $1,168,588 are convertible when the Company’s or eCast’s securities (as the case may be) are trading publicly and the underlying stock of the convertible notes has been registered with the SEC on a registration statement that has been declared effective. If they remain unpaid, the notes will automatically convert to Common Stock on the fifth anniversary of their respective issuances.  Thus, $830,338 of current convertible notes would be mandatorily converted during 2012 unless they become eligible for conversion prior to that time, or have been extended by the parties. The parties have verbally agreed to extend the mandatory conversion for a period of one year.

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

Critical Accounting Policies

We have no critical accounting policies that by the nature of the estimates or assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company, the Company is not required to respond to this Item 3.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” means controls and other procedures of the Company designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act (15 U.S.C 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer (the “Certifying Officer”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Certifying Officer concluded that our disclosure controls and procedures were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our chief executive officer, as appropriate to allow timely decisions regarding disclosure.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Additional Disclosure Concerning Controls and Procedures

We currently believe the Company has material weaknesses in its disclosure controls and procedures. We will continue to work in the coming weeks and months to address such weaknesses. We believe that the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to make changes in our internal control and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) could be significant and still we may not achieve significant improvements in our internal controls and procedures. If the time and costs associated with such compliance exceed our current expectations, our results of operations and the accuracy and timeliness of the filing of our annual and periodic reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Common Stock.

PART II

OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

During 2002, the Company’s subsidiary settled a lawsuit with its prior landlord for $100,000. As of March 31, 2012 the balance due for the settlement had not been paid and is reflected as a current liability in the accompanying consolidated balance sheet. Management is aware of a threatened litigation matter involving the nonpayment of certain legal fees of approximately $9,000. Management is not aware of any attempts by the claimant for pursuit of the litigation.

On November 1, 2010 the accounting firm of A.J. Robbins, P.C. filed a lawsuit in the District Court, City and County of Denver, Colorado, seeking recovery of fees allegedly owed for accounting services performed during 2004 to 2008. The claims were asserted against the Company and our CEO, as a result of a personal guarantee. The Company and our CEO disputed the fees and intended to oppose the suit.  On December 15, 2010, the Defendants filed an Answer which asserted several defenses. The parties exchanged initial disclosures, and the matter was set for trial on December 5, 2011. On August 3, 2011 the parties entered into a settlement whereby the Defendants will pay $130,000 to the plaintiffs.  Payments will be made in equal monthly payments over 7 months commencing August 31, 2011 for $85,000. Stock was issued by another party in the lawsuit to satisfy the remaining $45,000. In consideration of the settlement, the parties executed a mutual release and agreed to withdraw the lawsuit. The releases and withdrawal are contingent upon the Company’s full performance of the settlement agreement terms. As of May 16, 2012, out of the $42,500 cash payments the Company was responsible for under the settlement agreement, it paid $25,979 and owes $16,520. This balance due was for the February 28, 2012 and part of the January 31, 2012 payments. Plaintiff has the right to get a judgment for $175,000 minus the payments that were made, if we fail to perform under the terms of the settlement agreement and if they serve us with a notice of default, which they have not.

On January 5, 2012, Healthcare International Network, LLC, a Delaware limited liability company, DBA Planet Hospital, Rupak Acharyya aka Rudy Rupak, and Geoff Moss filed a lawsuit at the Los Angeles Superior Court, Case No. BC476301 collectively as “Plaintiffs” against the Company.  The lawsuit filed by Plaintiffs alleges and seeks damages in the form of monetary relief for: 1) breach of contract; 2) conversion; and 3) Labor Code violations for failure to pay wages timely; and seeks equitable remedies in the form of: 1) rescission of contract; 2) declaratory relief; and 3) injunctive relief.

The Company responded to this lawsuit by way of both a General and Special Demurrer, asserting that the Complaint filed by Plaintiffs must be dismissed as Plaintiff corporation is not in good standing in its state of incorporation, Delaware, and therefore does not have the right to pursue legal remedies.  Further, the Company asserts that Plaintiffs’ Complaint fails to state facts sufficient to constitute any cause of action against the Company.  We also filed a Request for Judicial Notice of Plaintiff LLC’s corporate standing.  The scheduled hearing date for Company’s objection to the lawsuit is May 16, 2012. While the Company will defend this action, there can be no assurance we will prevail in the lawsuit. At this time, the Company cannot determine the amount of damages, if any, it could be responsible for if it does not prevail in the lawsuit. If the Company were to lose the lawsuit, we could be liable for damages of more than $90,000 and would be responsible for paying the principals of the lawsuit back wages, penalties and interest.

On April 20, 2012, Plaintiff’s filed a First Amended Complaint, correcting the issues raised by the Defendant’s motion.  On May 4, 2012, prior to the hearing on our motions, opposing counsel and our counsel attended a Case Management Conference and the court took our motion off calendar because the irregularities raised by our motion had not been addressed.  Thus, the May 16, 2012 motion hearing did not take place.  The Court then set dates and deadlines for our case.

The Court set our trial date for April 2, 2013.  The Final Status Conference is scheduled for March 27, 2013.  The mediation completion date is November 13, 2012 and the Post Mediation Status Conference is November 15, 2012.  We have been ordered to complete private panel mediation whereby the parties will split the fees.

ITEM 1A.       RISK FACTORS

As a Smaller Reporting Company, the Company is not required to respond to Item 1A.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES

During the period covered by this Report, the Company issued and sold the following unregistered securities. The Company did not employ any form of general solicitation or advertising in connection with the offer and sale of the Notes and Warrants (each as defined below). In addition, the Company believes the investors are all “accredited investors” as defined in Rule 501(a) of the Securities Act of 1933, as amended (the “Securities Act”). For these reasons, among others, the offer and sale of the Notes and Warrants were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act. The proceeds of the sale of the Securities will be used by the Company for general working capital purposes.

In January 2012, the Company issued of 480,000 shares of Common Stock as payment for marketing services. The fair market value of the stock on the day of issuance was $16,800.

On February 8, 2012, the Company converted a note with principal of $16,883 and interest of $1,117 into 1,800,000 shares of Common Stock at conversion price of $0.01 per share.

On February 9, 2012, the Company converted a note of $18,000 of accrued interest into 1,800,000 shares of Common Stock at conversion price of $0.01 per share

On February 27, 2012, the Company converted a note with principal of $15,030 into 1,800,000 shares of Common Stock at conversion price of $0.008 per share.

On March 29, 2012, the Company converted a note with principal of $3,049 and interest of $4,951 into 2,000,000 shares of Common Stock at conversion price of $0.004 per share.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      REMOVED AND RESERVED

ITEM 5.      OTHER INFORMATION

ITEM 6.      EXHIBITS

Exhibits:

Exhibit 2.1	(1)	Stock Exchange Agreement dated April 17, 2001.
Exhibit 3.1	(2)	Certificate of Incorporation, as amended
Exhibit 3.2	(3)	Bylaws dated March 14, 2000.
Exhibit 4.1	(8)	2009 Equity Incentive Plan dated March 6, 2009
Exhibit 4.2	(10)	Form of Common Stock Purchase Warrant
Exhibit 10.1	(7)	Executive Employment Agreement with Ali Moussavi
Exhibit 10.2	(6)	Collaboration Agreement with Sianhome Entertainment
Exhibit 10.3	(9)	Facilitating Agreement with Apollo Hospital Group
Exhibit 10.4	(9)	Facilitating Agreement with Hospital Clinica Biblica of Costa Rica
Exhibit 10.5	(9)	Facilitating Agreement with Assaf Harofeh Medical Center of Israel
Exhibit 10.6	(10)	Amended and Restated Subscription Agreement dated July 28, 2011
Exhibit 10.7	(10)	Form of Convertible Promissory Note
Exhibit 10.8	(2)	Agreement with Deutsche Lufthansa AG
Exhibit 10.9	(2)	Facilitating Agreement with AmeriMed Hospitals of Mexico
Exhibit 10.10	(2)	Facilitating Agreement with Med-International of Israel
Exhibit 10.1	(11)	Asset Purchase Agreement with Healthcare International Networks, LLC dated October 6, 2011
Exhibit 10.12	(11)	Bill of Sale and Assignment Agreement by Healthcare International Networks, LLC dated October 6, 2011
Exhibit 10.13	(11)	Indemnification Agreement with Rudy Rupak dated October 6, 2011
Exhibit 10.14	(11)	Form of Stock Confirmation and Restriction Agreement dated October 2011
Exhibit 10.15	(11)	Non-Competition Agreement with Rudy Rupak dated October 6, 2011
Exhibit 10.16	(12)	Partner Agreement with Janus Medical Systems Pte. dated March 19, 2012
Exhibit 14.1	(4)	Code of Business Conduct and Ethics.
Exhibit 21.1	(5)	List of Subsidiaries.
Exhibit 31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of2002.
Exhibit 32.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Presentation Linkbase

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

(9) Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on April 18, 2011.

(10) Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 3, 2011.

(11) Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 3, 2011.

(12) Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on May 9, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL HEALTH VOYAGER, INC.

Dated: May 21, 2012	/s/ Ali Moussavi
Ali Moussavi,
President, Chief Executive Officer (Principal Executive Officer), and Acting Chief Financial Officer (Acting Principal Financial Officer)

