Form 10-Q
period 2012-06-30
GLOBAL HEALTH VOYAGER INC
filed 2012-08-21
CIK 318622

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," ”accelerated filer”and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

Number of shares outstanding as of August 20, 2012: 45,820,431common shares.

Form 10-Q

2

Global Health Voyager, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)	(Restated)

ASSETS

CURRENT ASSETS
Cash and equivalents	$2,000	$799
Prepaid expenses	-	6,188

TOTAL ASSETS	$2,000	$6,987

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$573,219	$580,163
Accrued liabilities	1,317,755	1,241,287
Accrued liabilities, related parties	1,043,168	968,168
Notes payable	1,249,470	1,174,505
Notes payable, related party	42,777	44,010
Convertible notes payable	867,839	865,300
Accrued litigation settlements	113,178	113,178

TOTAL CURRENT LIABILITIES	5,207,406	4,986,611

LONG TERM LIABILITIES
Convertible notes payable	354,592	336,907

TOTAL LIABILITIES	5,561,998	5,323,518

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 45,820,431 and 35,912,800 shares issued and outstanding at June 30, 2012 and December 31, 2011	45,820	35,913
Additional paid-in capital	4,532,783	4,459,785
Deficit accumulated during the development stage	(10,138,601)	(9,812,229)

TOTAL STOCKHOLDERS' DEFICIT	(5,559,998)	(5,316,531)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,000	$6,987

 See accompanying notes to consolidated financial statements.

Global Health Voyager, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

					Cumulative from
	Three Months Ended		Six Months Ended		June 4, 1999 (inception) to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

REVENUES	$-	$-	$-	$-	$385,997

COSTS AND EXPENSES
General and administrative	99,475	130,189	207,943	225,518	7,456,159
Depreciation and amortization	-	-	-	-	132,077
Impairment of film costs	-	-	-	-	156,445
Impairment of related party receivables	-	-	-	-	35,383
Inventory write-down	-	-	-	-	24,820
Loss on litigation settlement	-	-	-	-	100,000

TOTAL COSTS AND EXPENSES	99,475	130,189	207,943	225,518	7,904,884

LOSS FROM OPERATIONS	(99,475)	(130,189)	(207,943)	(225,518)	(7,518,887)

OTHER INCOME (EXPENSE)
Other income	-	-	630	-	26,137
Other expense	-	-	-	-	(536,895)
Interest expense	(58,509)	(38,359)	(116,446)	(73,782)	(1,179,563)
Interest expense, related party	(1,294)	(12,681)	(2,613)	(24,190)	(541,732)
Loan fees	-	-	-	-	(616,000)
Debt forgiven	-	-	-	-	290,595
Legal fees forgiven	-	-	-	-	12,296
Provision for common stock subscription receivable	-	-	-	-	(91,552)

TOTAL OTHER EXPENSES, NET	(59,803)	(51,040)	(118,429)	(97,972)	(2,636,714)

LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(159,278)	(181,229)	(326,372)	(323,490)	(10,155,601)

PROVISION FOR INCOME TAXES	-	-	-	800	16,000

LOSS BEFORE NON-CONTROLLING INTEREST	(159,278)	(181,229)	(326,372)	(324,290)	(10,171,601)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING
INTEREST	-	-	-	-	33,000

NET LOSS ATTRIBUTABLE TO GLOBAL HEALTH VOYAGER, INC. AND SUBSIDIARIES	$(159,278)	$(181,229)	$(326,372)	$(324,290)	$(10,138,601)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	44,862,320	26,601,434	41,957,186	26,543,093

See accompanying notes to consolidated financial statements.

Global Health Voyager, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

			Cumulative from
	Six Months Ended		June 4, 1999 (inception) to
	June 30, 2012	June 30, 2011	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(326,372)	$(324,290)	$(10,171,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on conversion of notes	(630)	-	(630)
Provision for prepayment	-	-	73,732
Amortized interest on warrants	2,686	-	5,703
Depreciation and amortization	-	-	132,077
Impairment loss	-	-	336,773
Inventory write-down	-	-	24,820
Impairment of related party receivables	-	-	35,383
Operating expenses paid by reducing note receivable	-	-	10,000
Stock issued for services	22,988	13,500	1,431,927
Deferred compensation	-	-	10,417
Stock issued for loan fees	-	-	423,000
Stock options issued for services	-	-	60,370
Legal fees forgiven	-	-	(12,296)
Debts forgiven	-	-	(290,595)
Provision for common stock subscription receivable	-	-	89,468
Amount attributable to non-controlling interest	-	-	33,000
Beneficial conversion of debt and accrued interest	-	-	770,275
Changes in assets and liabilities:
Interest receivable	-	-	(19,986)
Inventory	-	-	(24,820)
Prepaid expenses	-	(6,271)	(79,920)
Other assets	-	-	(24,000)
Accrued litigation settlements	-	-	100,000
Accounts payable and accrued expenses	101,295	107,799	1,935,608
Accrued expenses, related parties	75,000	99,190	1,399,954

Net cash used in operating activities	(125,032)	(110,072)	(3,751,341)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable from officer	-	-	(45,048)
Collection of notes receivable from officer	-	-	35,048
Notes receivable, related parties	-	-	(50,000)
Collection of notes receivable, related parties	-	-	50,000
Investment in property and equipment	-	-	(18,879)
Investment in film costs	-	-	(133,005)
Investment in web site development costs	-	-	(292,968)

Net cash used in investing activities	-	-	(454,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	1,254,154
Payment of offering costs	-	-	(66,450)
Proceeds from notes payable	94,100	50,000	1,656,272
Proceeds from notes payable, related party	2,000	36,012	688,496
Payments of notes payable	(19,135)	-	(221,051)
Payments of notes payable, related party	(3,233)	-	(423,529)
Proceeds from issuance of convertible notes	52,501	350,000	1,320,301

Net cash provided by financing activities	126,233	436,012	4,208,193

NET INCREASE IN CASH AND EQUIVALENTS	1,201	325,940	2,000

CASH AND EQUIVALENTS, Beginning of period	799	1	-

CASH AND EQUIVALENTS, End of period	$2,000	$325,941	$2,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$1,962	$-	$23,473
Income taxes paid	$-	$-	$4,000

NONCASH FINANCING ACTIVITIES:
Beneficial conversion of debt and accrued interest	$-	$-	$770,275
Stock issued for services	$22,988	$13,500	$1,431,927
Stock issued for loan fees	$-	$-	$423,000
Stock options issued for services	$-	$-	$60,370

See accompanying notes to consolidated financial statements.

GLOBAL HEALTH VOYAGER, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 and 2011 (UNAUDITED) AND DECEMBER 31, 2011 (RESTATED)

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

On August 10, 2011, NT Media changed its name to Global Health Voyager, Inc. (the “Company”) and discontinued developing media and entertainment assets and channels. In 2011, the Company phased out several websites, including www.neurotrash.tv, www.singlefathernetwork.com, and www.stemcellstalk.com, as it shifted its focus to the Company’s recently launched medical tourism web portal.

NOTE 2. GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”), which contemplates continuation of the Company as a going concern. As of and for the six months ended June 30, 2012, the Company incurred a net loss of $326,372, had an accumulated deficit of $10,138,601, as well as a working capital deficit of $5,205,406. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Because the Company has not generated any revenue, it is considered a development stage company. Consequently, the accompanying consolidated financial statements were prepared using the accounting formats prescribed for development stage enterprises in accordance with ASC 915, “Development Stage Entities”. The Company’s year end is December 31st.

The consolidated interim financial information as of June 30, 2012 and for the six and three month periods ended June 30, 2012 and 2011 was prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with US GAAP was not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2012, its consolidated results of operations and cash flows for the six and three month periods ended June 30, 2012 and 2011, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Equipment and Depreciation

Equipment is recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs expensed as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any reselling gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for consolidated financial statements purposes. There was no depreciation recorded for the six and three months ended June 30, 2012 and 2011.

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

Based on its evaluation, the Company concluded there were no significant uncertain tax positions requiring recognition in its financial statements as of June 30, 2012 and December 31, 2011.

The Company does not have any unrecognized tax benefits as of June 30, 2012 and December 31, 2011 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes during the six and three months ended June 30, 2012 and 2011.

California law requires payments of a minimum annual franchise tax of $800 by corporations that are qualified to do business in California. The Company has not paid the $800 minimum tax for 2012 and 2011, nor has it filed its tax returns, causing the California Secretary of State to forfeit its corporate status. The Company is in the process of filing all delinquent corporate tax returns to re-establish its corporate status. The Company expects to be reinstated by the end of 2012.

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

Advertising Costs

Advertising costs are expensed as incurred. The Company did not incur any advertising costs during the six months ended June 30, 2012 and 2011.

Loss per Share

The Company computes loss per share in accordance with ASC 260-10-45, “Earnings per Share”. The Statement requires dual presentation of basic and diluted Earnings per Share (“EPS”) on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and the denominator of the diluted EPS computation. The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the six and three months ended June 30, 2012 and 2011 by the weighted average number of shares of common stock outstanding during the six and three months ended June 30, 2012 and 2011. Common equivalent shares related to stock options and warrants were excluded from the computation of basic and diluted EPS for the six and three months ended June 30, 2012 and 2011 because their effect is anti-dilutive.

Stock based compensation to other than employees

The Company accounts for equity instruments issued for the receipt of goods or services from other than employees in accordance with ASC 718, “Accounting for Stock-Based Compensation,” and the conclusions reached by ASC 505-50, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services”. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued as consideration for other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by ASC 505-50. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standard Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs”, which is adopted for fiscal years, and interim periods beginning after December 15, 2011 for public entities with retrospective application. There was no material impact on our consolidated financial statements upon adoption.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50% likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopts this ASU beginning with its Quarterly Report on Form 10-Q for the six and three months ended June 30, 2012. There was no material impact on our consolidated financial statements upon adoption.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosure about Offsetting Assets and Liabilities,” (“ASU 2011-11”). ASU 2011-11 enhances disclosure regarding financial instruments and derivative instruments. Entities are required to provide both net information and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of US GAAP and those entities that prepare their financial statements on the basis of IFRS. This new guidance is to be applied retrospectively. The adoption of these provisions did not have a material impact on the Company’s consolidated s financial statements.

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement will not have a material impact on its financial statements.

There are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

NOTE 4. PREPAID EXPENSES

Prepaid expenses represent fair value of stock issued for consulting services for the period from June 12, 2011 to June 11, 2012.

NOTE 5. NOTES PAYABLE

During the quarter ended March 31, 2011, the Company issued a promissory note of $10,000 bearing interest at 12% due June 2011. No payments were made on this note. It was verbally extended and is not considered in default.

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

During the quarter ended December 31, 2011, the Company issued notes of $64,000 at 12% and due at various dates through February 25, 2012. $24,000 of principal was repaid. These notes were verbally extended and are payable upon demand.

During the quarter ended December 31, 2011, the note payable-related party of $6,265 without interest and due on demand was reclassified from related party to unrelated party, $265 of which was repaid.

During the quarter ended March 31, 2012, the Company issued a note of $12,000 at 12% and due on May 2, 2012. The note was verbally extended until September 1, 2012.

The Company also issued a note of $50,000 on March 13, 2012 and due on April 17, 2012. The interest for the note was $500. The note was verbally extended for one month until May 25, 2012. The notes were verbally extended and are payable upon demand.

During the quarter ended March 31, 2012, the Company repaid principal of $4,135 and interest of $565 for the notes with interest of 12%.

During the quarter ended June 30, 2012, the Company issued notes of $3,600 and $3,500 at 12% and due on July 12 and 20, 2012, respectively. The notes were verbally renewed and are payable upon demand.

The Company also issued a bridge note of $25,000 on June 21, 2012 and due on July 30, 2012. The interest rate for the note was 5%. The note was verbally renewed and is payable upon demand.

During the quarter ended June 30, 2012, the Company repaid principal of $15,000 of the 12% interest note and interest of $1,100 of the note with interest of 12%.

At June 30, 2012 and December 31, 2011, notes payable to non-related parties consisted of the following:

	2012	2011
Interest at 12%, due on demand	$981,720	$981,755
Interest at 15%, due on demand	20,000	20,000
Interest at 10%, due on demand	128,000	128,000
Interest at 12.5%, due on demand	38,750	38,750
Interest at 5%, bridge note, due on demand	25,000	-
Interest at approximately $500 per month, due on demand	50,000	-
Notes payable bearing no interest, due on demand	6,000	6,000
Total Due	$1,249,470	$1,174,505

NOTE 6. NOTES PAYABLE, RELATED PARTY

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

During the quarter ended June 30, 2012, the Company issued note of $2,000 to its president at 12% and due at September 27, 2012.

During the quarter ended June 30, 2012, the Company repaid principal of $2,700 and interest of $286.

At June 30, 2012 and December 31, 2011, notes payable to related parties was:

	2012	2011
Notes payable to Company’s President, Interest at 12%, due on demand	$42,777	$44,010
	$42,777	$44,010

NOTE 7. CONVERTIBLE NOTES PAYABLE

At December 31, 2010, the Company had $625,600 of 6% subordinated convertible notes outstanding. The notes are due to a related party who owned less than 1% of the issued and outstanding stock of the Company as of December 31, 2010. As of December 31, 2011, all convertible notes payable related party were transferred to unrelated party. All notes are convertible to common shares, $0.001 par value, at the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company’s securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes to be converted on the sixth and seventh year of their anniversary date or are due and payable in the event that the Company’s shares of common stock are not publicly traded. All of these notes are classified as a current liability at December 31, 2010 and June 30, 2012.

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

The fair value (“FV”) of the warrants was allocated to the total proceeds from the loans, based on the relative FV of the warrants and debts, as unamortized interest totaling $16,110, to be amortized over the term of the loans. The warrants were classified as equity. The amortized interest expense for the six months ended June 30, 2012 and 2011 was $2,686 and $0; $1,343 and $0 was for the three months ended June 30, 2012 and 2011, respectively. The unamortized interest on warrants was $10,407 as of June 30, 2012.

$597,400 of convertible notes payable was transferred to convertible note payable – unrelated party and $28,200 of the notes was converted as of December 31, 2011.

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

On April 4, 2012, the Company issued convertible notes of $37,500 at interest 8% and due on January 9, 2013.

On April 27, 2012, the Company issued convertible notes of $5,000 and $10,000 at interest 12% and due on April 27, 2015.

As of May 14, 2012, the Company converted interest of $7,705 into 2,027,631 shares of the Company’s Common Stock at conversion price of $0.0038 per share.

At June 30, 2012 and December 31, 2011, convertible notes payable to non-related parties consisted of the following:

	2012	2011
Interest at 6%, due on demand	$282,200	$282,200
Interest at 6%, transferred from related party	625,600	625,600
Interest at 10%, due on demand	350,000	350,000
Interest at 8%, due in 2013	37,500	-
Interest at 12%, due in year 2015	15,000	-
Total	1,310,300	1,257,800
Less: Notes payable converted	(77,462)	(42,500)
Less: Current portion	(867,839)	(865,300)
Less: Unamortized interest on warrants	(10,407)	(13,093)
Convertible notes payable, noncurrent	$354,592	$336,907

Interest expense on these notes for the six months ended June 30, 2012 and 2011 was $43,748 and $18,768; $22,248 and $9,384 for the three months ended June 30, 2012 and 2011 respectively.

NOTE 8. STOCKHOLDERS’ DEFICIT

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

In January 2012, the Company issued 480,000 shares of restricted common stock to a marketing consultant company, as payment for services to be provided from June 12, 2011 to June 11, 2012. The FV of the stock on the day of issuance was $16,800. As of June 30, 2012, $16,800 was fully amortized.

Warrants

On June 30, 2011, the Company issued warrants to purchase 1,750,000 shares of its common stock at $0.10 per share as part of convertible note issuances.

Options

There were no options granted during the six months ended June 30, 2012 and 2011.

Common stock purchase options and warrants consisted of the following at June 30, 2012 and December 31, 2011:

		Weighted Average	Aggregated
		Exercise	Intrinsic
	# of shares	Price	Value
Options:
Outstanding and exercisable, December 31, 2011	-	$-	$-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding and exercisable, June 30, 2012	-	-	$-

Warrants:
Outstanding and exercisable, December 31, 2011	-	$-	$-
Granted	1,750,000	0.10	-
Exercised	-	-	-
Expired	-	-	-
Outstanding and exercisable, June 30, 2012	1,750,000	$0.10	$-

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

During 2002, eCast, settled a lawsuit with its prior landlord of $100,000 and unpaid interest $13,178. As of June 30, 2012 the balance $113,178 due for the settlement had not been paid and is reflected as a current liability.

Management is aware of a threatened litigation matter involving the nonpayment of approximately $9,000 in legal fees. Management is not aware of any attempts by the claimant to pursue the litigation.

On November 1, 2010 the accounting firm of A.J. Robbins, P.C. filed a lawsuit in the District Court, City and County of Denver, Colorado, seeking recovery of fees allegedly owed for accounting services performed during 2004 to 2008. The claims have been asserted against the Company, a second corporate defendant, and our CEO, as a result of a personal guarantee. On December 15, 2010, Defendants filed an Answer which asserted several defenses. The parties exchanged initial disclosures, and the matter was set for trial commencing on December 5, 2011. On August 3, 2011 the parties entered into a settlement agreement whereby the Defendants in the case will jointly pay $85,000 to the plaintiffs. The Company was responsible to pay 50% of the cash payments, the other 50% of which was the responsibility of a second defendant. The cash payments were scheduled to be made in equal monthly payments over 7 months commencing on August 31, 2011. In consideration of the settlement, the parties have executed a mutual release and have agreed to withdraw the lawsuit. The releases and withdrawal are contingent upon the Company's full performance of the settlement agreement terms. As of August 16, 2012, out of the cash payments that the Company was responsible for under the settlement agreement, $8,520.82 is still owed and unpaid. This balance due is for part of the February 28, 2012 payment. Plaintiff has the right to get a judgment for $175,000 minus the payments that were made, if we fail to perform under the terms of the settlement agreement and if they serve us with a notice of default, which they have not.

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

The Company responded to this lawsuit by way of both a General and Special Demurrer, asserting the Complaint filed by Plaintiffs must be dismissed as Plaintiff Corporation is not in good standing in its state of incorporation, Delaware, and therefore does not have the right to pursue legal remedies. Further, the Company asserts that Plaintiffs’ Complaint fails to state facts sufficient to constitute any cause of action against the Company. The Company has also filed a Request for Judicial Notice of Plaintiff LLC’s corporate standing. The scheduled hearing date for Company’s objection to the lawsuit was May 16, 2012. While the Company will defend this action, there can be no assurance that the Company will prevail in the lawsuit. At this time, the Company cannot determine the amount of damages, if any, it could be responsible for if it does not prevail in the lawsuit. If the Company were to lose the lawsuit, the Company could be liable for damages of more than $90,000 and would be responsible for paying the principals of the lawsuit back wages, penalties and interest.

On April 20, 2012, Plaintiffs filed a First Amended Complaint, correcting the issues raised by the Defendant’s motion. On May 4, 2012, prior to the hearing on the motions, opposing counsel and the Company’s counsel attended a Case Management Conference and the court took the Company’s motion off calendar because the irregularities raised by our motion had not been addressed. Thus, the May 16, 2012 motion hearing did not take place. The Court then set dates and deadlines for our case.

The Court set the trial date for April 2, 2013. The Final Status Conference is scheduled for March 27, 2013. The mediation completion date is November 13, 2012 and the Post Mediation Status Conference is November 15, 2012. The Company has been ordered to complete private panel mediation whereby the parties will split the fees.

NOTE 11. RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements as of December 31, 2011 were restated to correct amortization of consulting services of $212,500 which were substantially completed in the fourth quarter of 2011. The following table presents the effects of the restatement adjustment on the accompanying consolidated balance sheet at December 31, 2011:

Consolidated Balance Sheet	As Previously Reported	Restated	Net Adjustment
Prepaid expenses	$218,688	$6,188	$(212,500)
Total assets	$219,487	$6,987	$(212,500)
Deficit accumulated during the development stage	$(9,599,729)	$(9,812,229)	$(212,500)
Total stockholders’ deficit	$(5,104,031)	$(5,316,531)	$(212,500)

There were no effects on the accompanying consolidated statements of operations.

NOTE 12. SUBSEQUENT EVENTS

On July 2, 2012, the Company entered into consulting agreements with three contractors to assist with the Company’s public awareness. The agreements shall continue until December 25, 2012 with the option of an additional three or six month renewal. As compensation, the Company will pay each contractor a consulting fee of $1,000 per month through issuance of the Company’s restricted common stock calculated at 20% discount of the average closing price of the lowest five trading days in the prior 20 trading days for a minimum period of six months. The first payment shall be made on the effective date of this agreement and subsequent payments shall be made payable on the first business day of each month for the duration of this contract. The expenses related to the project will be reimbursed by the Company.

On July 6, 2012, the Company converted a note with principal of $4,000 into 2,000,000 shares of Common Stock at conversion price of $0.002 per share.

On July 19, 2012, the Company entered into a Notes Purchase Agreement (“NPA”) with Asher Enterprises, Inc. (“Asher”), a Delaware corporation (“Holder” or “Asher”). Under the terms of the Note Agreement, the Company will issue to Asher convertible notes (the “Notes”) of $22,500. The Notes have a nine month maturity date from issuance. The note bears interest at 8%. Any amount of principal or interest on these notes which is not paid when due shall bear interest at 22% from the due date until paid. The conversion price shall equal the variable conversion price which shall mean 55% multiplied by the market price (representing a discount rate of 45%). Market price means the average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date. BCF is contingent on the Company’s average stock price as determined by the conversion formula. This BCF is not recorded and will be recorded when the contingency is resolved.

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

Overview

On November 1, 2010, the Company's Board of Directors (“BOD”) and management decided to change the focus of its business from entertainment and website development to websites dedicated to the facilitation of medical tourism. The Company believes that due to the potential high growth in the medical tourism industry (“MTI”), it is a better use of the Company's resources. The Company discontinued operations and maintenance of web destinations it launched in the last several years, as it has transitioned operations toward the development of one or more medical tourism websites.

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

New Company Focus

The Company redirected its focus to the MTI which it believes has high growth potential with minimal upfront web portal development costs. The Company recognized a unique opportunity to utilize its core competencies in web development in the emerging medical tourism market. The Company’s new vision is to be a premier international MTI via acquisitions, partnerships, affiliations, and the development of web portals for resources in the MTI. The Company’s mission is to facilitate exceptional health care and services by highly qualified surgeons/physicians and advanced state-of-the-art facilities abroad for a fraction of the cost of traditional healthcare in the US. The Company extends its services to other developed nations by providing potential patients the opportunity to research and connect with medical providers outside of their country of residence. The Company’s sole employee is its president and he will continue his role as such. The Company plans to hire outside consultants and contractors in the initial phases of the business transition to develop the Company's websites, partnerships and content with respect to all aspects of non-US medical services, transportation and regulations. The Company will seek financing for the venture through private placements of equity and the issuance of debt securities to private investors. There can be no assurance the Company will successfully transition its business operations, attract or retain new personnel or obtain financing on terms satisfactory to the Company, if at all.

The Company’s core competencies in web developing, marketing, and social networking allow it to cost effectively provide information about world-class healthcare services via its medical tourism website which was launched in the second quarter of 2011.

The Company intends to capitalize on the growth in this industry through the development of our own internal platform and through the development of relationships with hospitals and health care providers worldwide. In considering servicing clients from Canada and Western Europe, another significant factor driving medical tourism outside of cost savings is timeline for delivery of care.

Currently, there are many small medical tourism companies that serve particular markets and specialize in certain types of procedures. We believe the medical tourism facilitator market is ripe for consolidation. There are few, if any, companies that have the depth and reach into all of the different geographies and medical specializations available to potential patients. Researching countries, facilities and individual doctors is an important part of the decision process for most patients. Currently, patients must research several different sources to compare pricing, procedures and providers. A company that can deliver information across all geographies and facilitate introductions to hospitals, doctors and health care staff involved in every type of procedure could rapidly become the market share leader.

Our goal is to develop our own platform and to acquire and partner with the leaders in the medical tourism industry, including electronic record management, and grow the business significantly long into the foreseeable future.

In addition, as part of its strategy of growth in the MTI, effective October 6, 2011, the Company entered into an Asset Purchase Agreement (the "Agreement") with Healthcare International Networks, LLC (“HIN”), a privately-owned Delaware limited liability company ("Seller"). Pursuant to the terms of the Agreement, the Company purchased substantially all of the operating assets associated with the website "Planet Hospital" as owned and operated by the Seller. The Seller agreed to retain all of its liabilities whether related to the Planet Hospital website or any other assets acquired by Company under the Agreement. The Company assumed no liabilities under the Agreement. As consideration for the transfer and sale of the Planet Hospital assets to the Company, the Company agreed to issue $90,000 of its unregistered Common Stock, at $0.144 per share (the "Consideration Shares"). The price per share of the Consideration Shares was based upon the average of the closing price of the Company's Common Stock for the 30 days preceding October 6, 2011. As such 625,000 shares of Common Stock were to be issued as Consideration Shares. The Consideration Shares have not been issued as the Seller did not respond to the Company’s repeated requests to provide the names of the individuals to which the shares were to be issued. The Company is currently involved in a lawsuit with the Seller. The Company has not assumed title to the Planet Hospital assets including the rights to the name and website domain.

On January 5, 2012, HIN, DBA Planet Hospital, RupakAcharyya aka Rudy Rupak, and Geoff Moss filed a lawsuit, collectively as "Plaintiffs" against the Company.  The lawsuit filed by Plaintiffs alleges and seeks damages in the form of monetary relief for: 1) breach of contract; 2) conversion; and 3) Labor Code violations for failure to pay wages timely; and seeks equitable remedies in the form of: 1) rescission of contract; 2) declaratory relief; and 3) injunctive relief.

The Company responded to this lawsuit by way of both a General and Special Demurrer, asserting the Complaint filed by Plaintiffs must be dismissed as the Plaintiff corporation is not in good standing in its state of incorporation, Delaware, and therefore does not have the right to pursue legal remedies.  Further, the Company asserts that Plaintiffs' Complaint fails to state facts sufficient to constitute any cause of action against the Company.  The Company also filed a Request for Judicial Notice of Plaintiff LLC's corporate standing. The scheduled hearing date for the Company's objection to the lawsuit was May 16, 2012. On April 20, 2012, Plaintiff filed a First Amended Complaint, correcting the issues raised by the Defendant's motion.  On May 4, 2012, prior to the hearing on our motions, opposing counsel and our counsel attended a Case Management Conference and the court took our motion off calendar because the irregularities raised by our motion had not been addressed.  Thus, the May 16, 2012 motion hearing did not take place.  The Court then set dates and deadlines for our case. The Court set our trial date for April 2, 2013.  The Final Status Conference is scheduled for March 27, 2013.  The mediation completion date is November 13, 2012 and the Post Mediation Status Conference is November 15, 2012.  We have been ordered to complete private panel mediation whereby the parties will split the fees.

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

Financing

We have generated no revenue from the sale of our products during the 2012 fiscal year, therefore, we must continue to rely on funding from other sources to support our operations. We have no committed sources of financing other than as disclosed in this Form 10-Q. Sales of our debt and equity securities and loans from related parties have provided us with the funding we needed in the past, although there is no guaranty that this funding will be available in the future. As we discuss below, our financial statements have been prepared assuming that we will continue as a going concern. Through June 30, 2012, we incurred cumulative losses of $10,138,601 including a net loss for the six months ended June 30, 2012 of $326,372. It is unknown when, if ever, we will achieve a level of revenues adequate to support our costs and expenses, including the repayment of debt.

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

In the six months ended June 30, 2012, the Company issued notes for $36,100 with interest of 12%, $25,000 with interest of 5% and $50,000 with monthly interest of $500. See the consolidated financial statements of the Company in Part I Item1 for further details on these financing transactions.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues for the three months ended June 30, 2012 and 2011 were $0.

The Company’s total operating expenses were $99,475 during the three months ended June 30, 2012, a decrease of $30,714 or 24%, as compared to $130,189 for the three months ended June 30, 2011. General and administrative expenses were $99,475 during the three months ended June 30, 2012, a decrease of $30,714 or 24%, as compared to $130,189 for the three months ended June 30, 2011.  The Company also incurred interest costs related to various notes in the amount of $59,803, an increase of $8,763 from the prior period when we reported interest costs of $51,040. Operations were limited by the lack of available cash.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues for the six months ended June 30, 2012 and 2011 were $0.

The Company’s total operating expenses were $207,943 during the six months ended June 30, 2012, a decrease of $17,575 or 8%, as compared to $225,518 for the six months ended June 30, 2011. General and administrative expenses were $207,943 during the six months ended June 30, 2012, a decrease of $17,575 or 8%, as compared to $225,518 for the six months ended June 30, 2011.  The Company also incurred interest costs related to various notes in the amount of $119,059; an increase of $21,087 from the prior period when we reported interest costs of $97,972. Operations were limited by the lack of available cash.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, and that would be considered material to investors.

Liquidity and Capital Resources

We have incurred operating losses since inception. As of June 30, 2012, we have an accumulated deficit of $10,138,601. At June 30, 2012, we have $2,000 in cash and equivalents and a net working capital deficit of $5,205,406.

The Company had cash of $2,000 at June 30, 2012. Historically the Company’s source of cash for operations has been the sale of equity and debt securities. There can be no assurance that sales of the Company’s securities, or sale of the Company’s products and services will provide sufficient capital for its operations or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. As of June 30, 2012, approximately $695,240 in principal and interest of certain promissory notes issued by the Company were due or will be coming due on or before July 20, 2012, which is the latest maturity date of its existing notes.  The notes due on or before July 20, 2012 were verbally extended and are payable upon demand.

The Company and its wholly owned subsidiary, eCast Media Corporation, Inc. (“eCast”), were dependent on borrowed or invested funds to finance their ongoing operations. As of June 30, 2012, eCast owed $620,000 on 6% convertible notes and the Company owed $210,338 on 6% convertible notes. These notes were issued to two of the Company’s major stockholders. These notes are classified as current liabilities. We anticipate we will continue borrowing funds or obtaining additional equity financing to provide working capital. We do not have sufficient cash on hand or from operations to support the Company's operations for the next 12 months.

The audit report of the Company’s independent registered public accounting firm for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K for the year then ended, includes a “going concern” explanation. In the auditor’s opinion, the Company’s limited operating history and accumulated deficit as of December 31, 2011, raised substantial doubt about the Company’s ability to continue as a going concern. We require approximately $5.21 million over the next 12 months to pay off accounts payable, accrued expenses and the convertible notes and notes payable reaching maturity unless we obtain additional extensions.

Due to our limited cash flow, operating losses and intangible assets, it is unlikely we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from our major stockholders and other outside sources to fund our current operations. If these outside sources are unwilling or unable to provide necessary working capital to us, we will probably not be able to sustain operations. We have no written agreements or contractual obligations in place which require our outside sources to continue to finance our operations. The Company's and eCast's convertible notes of $1,222,430 are convertible when the Company's or eCast's securities (as the case may be) are trading publicly and the underlying stock of the convertible notes has been registered with the SEC on a registration statement that has been declared effective. If they remain unpaid, the notes will automatically convert to Common Stock on the fifth anniversary of their respective issuances. Thus, $867,838 of current convertible notes would be mandatorily converted during 2012 unless they become eligible for conversion prior to that time, or have been extended by the parties. The parties have verbally agreed to extend the mandatory conversion for one year.

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

Operating Activities

During the six months ended June 30, 2012, the Company used $125,031 of cash in operating activities, primarily to fund its net loss. Non-cash adjustments included $2,686 for the amortization of interest on warrants, $22,988 for share-based payments to consultants, and $630 for a gain on settlement of debt. Cash provided by operating activities included $183,241 in accrued expenses. Cash used in operating activities included $6,945 in accounts payable.

During the six months ended June 30, 2011, the Company used $110,072 of cash in operating activities. Non-cash adjustments included $13,500 for share-based payments to consultants and employees. Cash provided by operating activities included $33,217 in accounts payable and $173,772 in accrued expenses. Cash used in operating activities included $6,271 in other current assets.

Critical Accounting Policies

We have no critical accounting policies that by the nature of the estimates or assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change.

Material Trends, Events or Uncertainties

The Company is not certain how the current economic downturn may affect its business. Because of the global recession, government agencies and private industry may not have the funds to purchase global medical tourism and healthcare services. It may also be more difficult for the Company to raise capital in the current economic environment. Other than as discussed herein, the Company does not know of any material trends, events or uncertainties that may impact its operations in the future.

Going Concern

The accompanying financial statements were prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2012, the Company has incurred cumulative losses of $10,138,601 including a net loss for the six months ended June 30, 2012 of $326,372. As the Company has no cash flow from operations, its ability to maintain its status as an operating company is dependent upon obtaining adequate cash to finance its overhead, sales and marketing activities, and the acquisition of other companies in the MTI industry. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next 12 months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash the Company will have for its operations. Accordingly, there is no assurance the Company will be able to implement its plans.

The Company expects to continue to incur substantial operating losses for the foreseeable future, and it cannot predict the extent of the future losses or when it may become profitable, if ever. The Company expects to incur increasing sales and marketing, general and administrative expenses. Also, the Company has a substantial amount of short-term debt, which will need to be repaid or refinanced, unless it is converted into equity. As a result, if the Company begins to generate revenues from operations, those revenues will need to be significant in order to cover current and anticipated expenses. These factors raise substantial doubt about the Company's ability to continue as a going concern unless it is able to obtain substantial additional financing in the short term and generate revenues over the long term. If the Company is unable to obtain financing, it would likely discontinue its operations.

Pending Restatement To 2011 Financial Statements

The Company, together with the Company’s independent registered public accounting firm, has discovered an error in the Company’s audited financial statements for the year ended December 31, 2011. Specifically, the financial statements as of December 31, 2011 were restated to correct amortization of consulting services of $212,500 which were substantially completed in the fourth quarter of 2011. See Note 11 to the Notes to Consolidated Financial Statements, June 30, 2012 and June 30, 2011 (Unaudited) and December 31, 2011 (Restated), attached to this Quarterly Report, until the restated financial statements for the fiscal year ended December 31, 2011 are filed by the Company, the financial statement filed with the Securities and Exchange Commission prior to this Quarterly Report should not be relied upon.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company, the Company is not required to respond to this Item 3.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” means controls and other procedures of the Company designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer (the "Certifying Officer"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Certifying Officer concluded that our disclosure controls and procedures were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding disclosure.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

 OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During 2002, the Company's subsidiary settled a lawsuit with its prior landlord for $100,000. As of June 30, 2012 the balance of the settlement had not been paid and is reflected as a current liability in the accompanying consolidated balance sheet. Management is aware of a threatened litigation matter involving the nonpayment of certain legal fees of approximately $9,000. Management is not aware of any attempts by the claimant for pursuit of the litigation.

On November 1, 2010 the accounting firm of A.J. Robbins, P.C. filed a lawsuit in the District Court, City and County of Denver, Colorado, seeking recovery of fees allegedly owed for accounting services performed during 2004 to 2008. The claims have been asserted against the Company, a second corporate defendant, and our CEO, as a result of a personal guarantee. On December 15, 2010, Defendants filed an Answer which asserted several defenses. The parties exchanged initial disclosures, and the matter was set for trial commencing on December 5, 2011. On August 3, 2011 the parties entered into a settlement agreement whereby the Defendants in the case will jointly pay $85,000 to the plaintiffs. The Company was responsible to pay 50% of the cash payments, the other 50% of which was the responsibility of a second defendant. The cash payments were scheduled to be made in equal monthly payments over 7 months commencing on August 31, 2011. In consideration of the settlement, the parties have executed a mutual release and have agreed to withdraw the lawsuit. The releases and withdrawal are contingent upon the Company's full performance of the settlement agreement terms. As of August 16, 2012, out of the cash payments that the Company was responsible for under the settlement agreement, $8,520.82 is still owed and unpaid. This balance due is for part of the February 28, 2012 payment. Plaintiff has the right to get a judgment for $175,000 minus the payments that were made, if we fail to perform under the terms of the settlement agreement and if they serve us with a notice of default, which they have not.

On January 5, 2012, Healthcare International Network, LLC, a Delaware limited liability company, DBA Planet Hospital, RupakAcharyya aka Rudy Rupak, and Geoff Moss filed a lawsuit at the Los Angeles Superior Court, Case No. BC476301 collectively as "Plaintiffs" against the Company.  The lawsuit filed by Plaintiffs alleges and seeks damages in the form of monetary relief for: 1) breach of contract; 2) conversion; and 3) Labor Code violations for failure to pay wages timely; and seeks equitable remedies in the form of: 1) rescission of contract; 2) declaratory relief; and 3) injunctive relief.

The Company responded to this lawsuit by way of both a General and Special Demurrer, asserting the Complaint filed by Plaintiffs must be dismissed as the Plaintiff corporation is not in good standing in its state of incorporation, Delaware, and therefore does not have the right to pursue legal remedies.  Further, the Company asserts that Plaintiffs' Complaint fails to state facts sufficient to constitute any cause of action against the Company.  The Company also filed a Request for Judicial Notice of Plaintiff LLC's corporate standing. The scheduled hearing date for the Company's objection to the lawsuit was May 16, 2012. On April 20, 2012, Plaintiff filed a First Amended Complaint, correcting the issues raised by the Defendant's motion.  On May 4, 2012, prior to the hearing on our motions, opposing counsel and our counsel attended a Case Management Conference and the court took our motion off calendar because the irregularities raised by our motion had not been addressed.  Thus, the May 16, 2012 motion hearing did not take place.  The Court then set dates and deadlines for our case.The Court set our trial date for April 2, 2013.  The Final Status Conference is scheduled for March 27, 2013.  The mediation completion date is November 13, 2012 and the Post Mediation Status Conference is November 15, 2012.  We have been ordered to complete private panel mediation whereby the parties will split the fees.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the period covered by this Report, the Company issued and sold the following unregistered securities. The Company did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities. In addition, the Company believes the investors are all “accredited investors” as defined in Rule 501(a) of the Securities Act of 1933, as amended (the "Securities Act"). For these reasons, among others, the offer and sale of the securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act. The proceeds of the sale of the securities will be used by the Company for general working capital purposes.

On April 4, 2012, the Company issued to Asher Enterprises, Inc. convertible notes in the principal amount of $37,500 at interest 8% and due on January 9, 2013 in exchange for cash in the amount of $37,500.

On April 27, 2012, the Company issued to Jupiter Investments and Orbinvest Capital, LLC convertible notes in the principal amount of $5,000 and $10,000, respectively, at interest 12% and due on April 27, 2015 in exchange for cash in the amount of $5,000 and $10,000, respectively.

On May 14, 2012, the Company issued 2,027,631 shares of the Company’s Common Stock to a note holder upon the conversion, at a conversion price of $0.0038 per share, of $7,705 in accrued interest on a convertible promissory note.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

The Company has no disclosure applicable to this item.

ITEM 5.  OTHER INFORMATION

On June 24, 2012 the Company entered into a Memorandum of Understanding (“MOU”) with Janus Medical Systems of Singapore. This MOU grants the Company exclusive global rights to market, sell and distribute Atreya, a dynamic personal health record management system, to be used by consumers for medical record organization and information distribution to their personal physicians. The Atreya product has a multitude of features and functions, including the storage of medical documents, x-rays, previous procedures, prescription information, calendar of dosage, appointments and other vital information. The Atreya product is Health Insurance Privacy and Portability Act compliant, and employs features that allow physicians permissions to see prior health history, without compromising the data integrity and compliance.

ITEM 6. EXHIBITS

Exhibits:

Exhibit 3.1	(1)	Certificate of Incorporation, as amended
Exhibit 3.2	(2)	Bylaws dated March 14, 2000.
Exhibit 4.1	(3)	2009 Equity Incentive Plan dated March 6, 2009
Exhibit 4.2	(4)	Form of Common Stock Purchase Warrant
Exhibit 10.1	*	Janus Medical Systems MOU
Exhibit 31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011.
(2)	Filed as an exhibit to the Company’s Registration Statement (File No. 333-38322), Amendment No. 1, on Form SB-2/A on August 23, 2000.
(3)	Filed as an exhibit to the Company’s Registration Statement (File No. 333-157748) on Form S-8 filed on March 6, 2009.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 3, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL HEALTH VOYAGER, INC.

Dated: August 20, 2012	/s/ Ali Moussavi
Ali Moussavi,
President, Chief Executive Officer (Principal Executive Officer), and Acting Chief Financial Officer (Acting Principal Financial Officer)

