Form 10-Q/A
period 2012-06-30
GLOBAL HEALTH VOYAGER INC
filed 2012-09-11
CIK 318622

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," ”accelerated filer”and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Number of shares outstanding as of August 20, 2012: 45,820,431common shares.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Gobal Health Voyager, Inc's. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS

Exhibits:

Exhibit 3.1	(1)	Certificate of Incorporation, as amended
Exhibit 3.2	(2)	Bylaws dated March 14, 2000.
Exhibit 4.1	(3)	2009 Equity Incentive Plan dated March 6, 2009
Exhibit 4.2	(4)	Form of Common Stock Purchase Warrant
Exhibit 10.1	(5)	Janus Medical Systems MOU
Exhibit 31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	*	XBRL Instance Document
101.SCH **	*	XBRL Taxonomy Extension Schema Document
101.CAL **	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	*	XBRL Taxonomy Extension Presentation Linkbase Document
__________________
* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011.

(2)	Filed as an exhibit to the Company’s Registration Statement (File No. 333-38322), Amendment No. 1, on Form SB-2/A on August 23, 2000.

(3)	Filed as an exhibit to the Company’s Registration Statement (File No. 333-157748) on Form S-8 filed on March 6, 2009.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 3, 2011.

(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 20, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL HEALTH VOYAGER, INC.

Dated: September 11, 2012	By:	/s/ Ali Moussavi
Ali Moussavi,
President, Chief Executive Officer (Principal Executive Officer), and Acting Chief Financial Officer (Acting Principal Financial Officer)