Form 10-K/A
period 2011-12-31
GLOBAL HEALTH VOYAGER INC
filed 2012-09-28
CIK 318622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Global Health Voyager, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission (the “Commission”) on May 9, 2012, is to restate our financial statements for the fiscal year ended December 31, 2011 and related disclosures, as described in the Restatement of Financial Statements note (Note 13) to our financial statements, to correct amortization of consulting services of $212,500 that were substantially completed in the fourth quarter of 2011. Additional information about our decision to restate these financial statements can be found in our Current Report on Form 8-K filed with the Commission on August 22, 2012. The affected financial statements and related financial information contained in our previously filed reports for the periods affected by the restatement should no longer be relied upon and should be read in conjunction with the restated financial information set forth herein.

We have not endeavored in this Amendment No. 1 to the Form 10-K (the “Form 10-K/A”) to modify or update other disclosures presented in the original report on Form 10-K, except as required to reflect the effects of the restatement. The Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including any exhibits to the Form 10-K affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on May 9, 2012. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings. The following items of the Form 10-K have been amended as a result of the restatement:

•	Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part II – Item 8 – Financial Statements and Supplementary Data
•	Part IV – Item 15 – Exhibits

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

General

On November 1, 2010, the Company's Board of Directors (“BOD” or “Board”) and management decided to change the focus of its business from entertainment and website development to websites dedicated to the facilitation of medical tourism. The Company believes that due to the potential high growth in the medical tourism industry, it is a better use of the Company's resources. The Company discontinued operations and maintenance of web destinations it launched in the last several years, as it has transitioned operations toward the development of one or more medical tourism websites.

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

In addition, as part of its strategy of growth in the medical tourism industry, effective October 6, 2011, the Company entered into an Asset Purchase Agreement (the "Agreement") with Healthcare International Networks, LLC (“HIN”), a privately-owned Delaware limited liability company ("Seller"). Pursuant to the terms of the Agreement, the Company purchased substantially all of the operating assets associated with the website "Planet Hospital" as owned and operated by the Seller. The Seller agreed to retain all of his liabilities whether related to the Planet Hospital website or any other assets acquired by Company under the Agreement. The Company assumed no liabilities under the Agreement. As consideration for the transfer and sale of the Planet Hospital assets to the Company, the Company agreed to issue $90,000 of its unregistered Common Stock, at $0.144 per share (the "Consideration Shares"). The price per share of the Consideration Shares was based upon the average of the closing price of the Company's Common Stock for the thirty days preceding October 6, 2011. As such 625,000 shares of Common Stock were to be issued as Consideration Shares. The Consideration Shares have not been issued as the Seller did not respond to the Company’s repeated requests to provide the names of the individuals to which the shares were to be issued. The Company is currently involved in a lawsuit with the Seller. The Company has not assumed title to the Planet Hospital assets including the rights to the name and website domain.

On January 5, 2012, HIN, DBA Planet Hospital, Rupak Acharyya aka Rudy Rupak, and Geoff Moss filed a lawsuit, collectively as "Plaintiffs" against the Company.  The lawsuit filed by Plaintiffs alleges and seeks damages in the form of monetary relief for: 1) breach of contract; 2) conversion; and 3) Labor Code violations for failure to pay wages timely; and seeks equitable remedies in the form of: 1) rescission of contract; 2) declaratory relief; and 3) injunctive relief.

The Company responded to this lawsuit by way of both a General and Special Demurrer, asserting the Complaint filed by Plaintiffs must be dismissed as the Plaintiff corporation is not in good standing in its state of incorporation, Delaware, and therefore does not have the right to pursue legal remedies.  Further, the Company asserts that Plaintiffs' Complaint fails to state facts sufficient to constitute any cause of action against the Company.  The Company also filed a Request for Judicial Notice of Plaintiff LLC's corporate standing.  The scheduled hearing date for the Company's objection to the lawsuit is May 16, 2012. While the Company will vigorously defend this action, there can be no assurance that the Company will prevail in the lawsuit. At this time, the Company cannot determine the amount of damages, if any, it could be responsible for if it does not prevail in the lawsuit. If the Company were to lose the lawsuit, the Company could be liable for damages of more than $90,000 and would be responsible for paying the principals of the lawsuit back wages, penalties and interest.

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

On March 20, 2012, the Company announced a new data partnership to provide patients with HIPPA-compliant records storage. Through an exclusive contract with Janus Medical Systems, the Company will offer its patients and members the ability to store their entire family's medical records in one secure place. This new service is an extension of the Company’s offerings to patients who wish to exercise more control over their healthcare options. The software is market-ready and the Company expects to make it available to patients in the second quarter of 2012.

On March 26, 2012, the Company announced a 24-hour nursing support service scheduled to launch in the second quarter of 2012. The service matches nurses with patients based on their particular ailment or condition. The cost structure and tiered support offerings are currently under consideration. The Company expects to offer the service for free to current Global Health Voyager Inc. members who use the Company for a medical procedure. The Company is also considering creating a new tier of membership for anyone who has not used Global Health Voyager Inc. to book a procedure but is considering doing so. Members at this tier of membership would pay a fee for this service. The Company is evaluating several third party firms to which this function will be outsourced.

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

Employees

As of May 2, 2012 we had one employee. We also employ outside consultants from time-to-time to provide various services. Our employee is not represented by a labor union.

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

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Management, including our Chief Executive Officer ("CEO"), who is also our acting Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of a date as of the end of the reporting period covered by  the Company's Annual Report on Form 10-K, December 31, 2011. The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Over the Counter Bulletin Board (“OTCBB”) is a quotation system, not an issuer listing service, market or exchange. Therefore, buying and selling stock on the OTCBB is not as efficient as buying and selling stock through an exchange. As a result, it may be difficult for you to sell your common stock or you may not be able to sell your common stock for an optimum trading price.

The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume limitations in over-the-counter securities.

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

On January 5, 2012, Healthcare International Network, LLC, a Delaware limited liability company, DBA Planet Hospital, Rupak Acharyya aka Rudy Rupak, and Geoff Moss filed a lawsuit at the Los Angeles Superior Court, collectively as "Plaintiffs" against the Company.  The lawsuit filed by Plaintiffs alleges and seeks damages in the form of monetary relief for: 1) breach of contract; 2) conversion; and 3) Labor Code violations for failure to pay wages timely; and seeks equitable remedies in the form of: 1) rescission of contract; 2) declaratory relief; and 3) injunctive relief.

The Company responded to this lawsuit by way of both a General and Special Demurrer, asserting that the Complaint filed by Plaintiffs must be dismissed as Plaintiff corporation is not in good standing in its state of incorporation, Delaware, and therefore does not have the right to pursue legal remedies.  Further, the Company asserts that Plaintiffs' Complaint fails to state facts sufficient to constitute any cause of action against the Company.  The Company also filed a Request for Judicial Notice of Plaintiff LLC's corporate standing.  The scheduled hearing date for Company's objection to the lawsuit is May 16, 2012. While the Company will vigorously defend this action, there can be no assurance that the Company will prevail in the lawsuit. At this time, the Company cannot determine the amount of damages, if any, it could be responsible for if it does not prevail in the lawsuit. If the Company were to lose the lawsuit, the Company could be liable for damages of more than $90,000 and would be responsible for paying the principals of the lawsuit back wages, penalties and interest.

Item 4.	Mine Safety Disclosures

This item is not applicable to the Company’s business.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the OTCBB under the symbol “GLHV.” The following table sets forth the high and low bid information of our common stock on the OTCBB for each quarter during the last two fiscal years, as reported by the OTCBB. This information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High Bid	Low Bid

Year Ended December 31, 2010
First Quarter	$0.021	$0.045
Second Quarter	0.0015	0.04
Third Quarter	0.0041	0.025
Fourth Quarter	0.01	0.0025

Year Ended December 31, 2011
First Quarter	$0.0125	$0.028
Second Quarter	0.02	0.035
Third Quarter	0.0801	0.066
Fourth Quarter	0.0279	0.0211

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

Recent Sales of Unregistered Securities

During 2011, we issued the following securities which were not registered under the Securities Act of 1933, as amended.  We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are “accredited investors” for the purpose of Rule 501 of the Securities Act. For these reasons,  among others,  the offer and sale of the following  securities  were made in reliance on the  exemption  from registration  provided by Section  4(2) of the  Securities  Act or  Regulation D promulgated by the SEC under the Securities Act:

•	During 2011, 5,550,707 shares of common stock to various note holders to convert outstanding debt obligations valued at approximately $85,026, as follows:

o	On September 12, 2011, 1,306,285 shares of common stock to convert outstanding debt obligations valued at $18,288.

o	On September 12, 2011, 1,300,000 shares of common stock to convert outstanding debt obligations valued at $18,200.

o	On December 5, 2011, 1,457,222 shares of common stock to convert outstanding debt obligations valued at $26,230.

o	On December 5, 2011, 1,487,200 shares of common stock to convert outstanding debt obligations valued at $22,308.

•	During 2011, 1,420,000 shares of common stock to third parties for services valued at $338,300.

Aside from the above transactions, we have not sold any unregistered securities during the last fiscal year other than those previously reported in Quarterly Reports on Form 10-Q or Current Reports on Form 8-K and filed with the SEC.

Securities Authorized For Issuance Under Equity Compensation Plans

Set forth in the table below is information regarding awards made through equity compensation plans, through December 31, 2011, our last fiscal year:.

				Number of
				securities
				remaining
				available for
				future
	Number of			issuance under
	securities to be		Weighted-	equity plans
	issued upon		average exercise	(excluding
	exercise of		price of outstanding	securities
	outstanding options,		options, warrants, and	reflected in
	warrants, and rights		rights	column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	N/A		N/A	N/A

Equity compensation plans not approved by security holders
2006 Consultant Stock Plan	0	(1)	N/A	0

2007 Equity Incentive Plan	0		N/A	0

2007-1 Equity Incentive Plan	0		N/A	0

2007-2 Equity Incentive Plan	0		N/A	0

2009 Equity Incentive Plan	0		N/A	468,236	(2)

(1)	Represents total number of shares of common stock originally authorized for stock grants. The Plan does not authorize stock option grants.

(2)	Represents number of shares of common stock authorized but not issued under the S-8 plan. The plan does not authorize stock option grants.

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

New Company Strategy

The Company’s goal is to utilize its expertise in web development and marketing to create its own platform that will assist patients in finding suitable international healthcare providers that meet their needs. The Company intends to capitalize on the growth in this industry through the development of its own web-based platform and by developing relationships with hospitals and health care providers worldwide. The Company has plans to grow organically by partnering with leading hospitals and facilitators in the MTI. The Company is in the midst of developing a platform that increases customer awareness of medical tourism, and offers a broad and complete resource for those seeking medical treatments abroad. There can be no assurances that the Company will successfully enter into partnerships with industry leaders.

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

On March 20, 2012, the Company announced a new data partnership to provide patients with HIPPA-compliant records storage. Through an exclusive contract with Janus Medical Systems, the Company will offer its patients and members the ability to store their entire family's medical records in one secure place. This new service is an extension of the Company’s offerings to patients who wish to exercise more control over their healthcare options. The software is market-ready and the Company expects to make it available to patients in the second quarter of 2012.

On March 26, 2012, the Company announced a 24-hour nursing support service scheduled to launch in the second quarter of 2012. The service matches nurses with patients based on their particular ailment or condition. The cost structure and tiered support offerings are currently under consideration. The Company expects to offer the service free to current Global Health Voyager Inc. members who use the Company for a medical procedure. The Company is also considering creating a new tier of membership for anyone who has not used Global Health Voyager Inc. to book a procedure but is considering doing so. Members at this tier of membership would pay a fee for this service.

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

Liquidity and Sources of Capital

We have incurred operating losses as of December 31, 2011 with an accumulated deficit of $9.81 million. At December 31, 2011, we had $799 of cash and equivalents and a net working capital deficit of $4.98 million.

During the last four years, both our Company and our wholly owned subsidiary, eCast, have been dependent on borrowed or invested funds in order to finance their ongoing operations. As of December 31, 2011, eCast had $420,000 in outstanding debt represented by 6% convertible notes while we had $205,600 in outstanding debts represented by 6% convertible notes. These notes were issued to two of our major stockholders and are classified as current liabilities at December 31, 2011. During 2011, we converted $28,200 of principal under these notes to the Company's common stock.

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

The audit report of our independent registered public accounting firm as of and for the year ended December 31, 2011 includes a “going concern” explanation. In the accountant’s opinion, our limited operating history and the accumulated net deficit as of December 31, 2011, raised substantial doubt about our ability to continue as a going concern. We require approximately $2,790,000 in capital over the next 12 months to pay off accounts payable and accrued expenses, and convertible notes and notes payable reaching maturity unless we receive additional extensions.

Due to our limited cash flow, operating losses and intangible assets, it is unlikely we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from our stockholders and other outside sources in order to fund our current operations. If these outside sources are unwilling or unable to provide necessary working capital to us, we would probably not be able to sustain our operations. There is no written agreement or contractual obligation which would require our outside sources to fund our operations up to a certain amount or indeed continue to finance our operations at all. The Global Health Voyager Inc. and eCast notes are voluntarily convertible when our or eCast's securities (as the case may be) are trading publicly and the underlying stock of the convertible notes has been registered with the SEC and declared effective. It is mandatory they be converted or paid on the fifth year of their anniversary date. Thus, current convertible notes in the aggregate amount of $865,300 would be mandatorily converted during 2012 unless they become eligible for conversion prior to that time, or have been extended by the parties. The notes have been extended by mutual agreement between both parties.

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

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.        Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Management, including our Chief Executive Officer ("CEO"), who is also our acting Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of a date as of the end of the reporting period covered by the Company's Annual Report on Form 10-K, December 31, 2011. For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The matters involving internal controls over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board included the lack of a fully functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal controls over financial reporting. In addition, our Chief Executive Officer and Acting Chief Financial Officer identified a lack of sufficient internal accounting and book keeping staff and accountability. Because of the Company's severe cash constraints, there are no employees or contractors dedicated solely to the functions of book keeping or accounting.  In addition, the Company's current personnel lack sufficient skills, training and experience in the review process in order to ensure the complete and proper application of US GAAP. In addition, the Company can only afford to retain its outside accountants to review the books and records of the Company on a quarterly basis and in connection with the annual audit of financial statements, whereas more timely and increased periodic reviews would be beneficial to the Company's internal controls over financial reporting pending development of an internal accounting staff. These material weaknesses were identified by our CEO and Acting CFO in connection with the review of our financial statements as of December 31, 2011.

Management identified the following internal control deficiencies during its assessment of our ICFR as of December 31, 2011:

1.	We did not have effective comprehensive entity-level internal controls specific to the structure of our BOD;

2.	We did not have formal policies governing certain accounting transactions and financial reporting processes;

3.	We did not obtain attestations by all members of our BOD, our executive officers and our employees regarding their compliance with our Code of Ethics.

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

In May 2005 and in October 2005, respectively, the NASD notified Mr. Moussavi that he was suspended and subsequently permanently barred from registering with a broker-dealer.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ali Moussavi, President, CEO, Acting CFO, and Chairman of the BOD	2010	150,000	—	—	35,000	—	—	—	185,000
Ali Moussavi, President, CEO, Acting CFO, and Chairman of the BOD	2011	150,000	—	—	—	—	—	—	150,000

Outstanding Equity Awards at Fiscal Year-End

There are no unexercised options, unvested stock awards, or equity incentive plan awards outstanding for the above-named executive officer as of December 31, 2011.

OUTSTANDING EQUITY AWARDS AT 2011 FISCAL YEAR-END Option Awards Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised earned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units, or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units, or other rights that have not vested ($)
Ali Moussavi	1,000,000	—	—	0.35	—	—	—	—	—

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

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Class (1)

Christopher Briggs (2) 616 Milwood Ave. Venice, CA 90921	1,000	*
Ali Moussavi (3) 7800 Oceanus Ave Los Angeles, CA 90046	11,000,000	26.32%
Astor Capital, Inc. (4) 340 N. Camden Drive #302 Beverly Hills, CA 90210	22,899	*
Directors and executive officers as a group (2 persons)	10,023,899	26.32%

* Less than 1%.

(1)	Under Rule 13d-3 under the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by that person (and only that person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership with respect to the number of shares of our common stock actually outstanding at April 19, 2012. As of April 19, 2012, we had 41,792,800 common shares, $.001 par value, outstanding.

(2)	Mr. Briggs serves as a director of the Company.

(3)	Mr. Moussavi serves as President, CEO, Acting CFO of the Company, and Chairman of our BOD.

(4)	Mr. Moussavi served as a Managing Partner of Astor Capital, Inc. from 1995 to November of 2005. Mr. Moussavi does not exercise sole voting power or control over Astor Capital, Inc. and disclaims beneficial ownership of such shares.

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

Item 14.        Principal Accountant Fees and Services

Audit Fees

The aggregate fees by Goldman Kurland and Mohidin ("GKM”), LLP, for the audit and reviews of our financial statements and services normally provided by an accountant in connection with statutory and regulatory filings or engagements for 2011 and 2010, were $48,750 and $48,750, respectively.

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

Date: September 28, 2012	GLOBAL HEALTH VOYAGER, INC.

By:
Ali Moussavi, President, Chief Executive
Officer and Chairman of the Board of Directors

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 28, 2012
Christopher Briggs, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Global Health Voyager, Inc. and Subsidiaries

Los Angeles, California

We have audited the accompanying consolidated balance sheets of Global Health Voyager, Inc. and Subsidiaries, a development stage company (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. The cumulative information from inception (June 4, 1999) to December 31, 2006 included in the consolidated statements of operations, stockholders’ deficit and cash flows from inception to December 31, 2011 was audited by other auditors whose report is presented separately in the Company`s 10-K filing. These financial statements are the responsibility of the Company`s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Goldman Kurland and Mohidin LLP

Encino, California

May 9, 2012 except for Notes 10 and 13 for which the date is September 18, 2012

Global Health Voyager, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
	(Restated)
ASSETS

CURRENT ASSETS
Cash and equivalents	$799	$1
Prepaid expenses	6,188	6,667

TOTAL ASSETS	$6,987	$6,668

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$580,163	$575,653
Accrued liabilities	883,604	668,421
Accrued liabilities to related parties	1,325,851	1,190,088
Notes payable	1,174,505	1,065,371
Notes payable, related party	44,010	37,216
Convertible notes payable	865,300	907,800
Accrued litigation settlement	113,178	113,178

TOTAL CURRENT LIABILITIES	4,986,611	4,557,727

LONG TERM LIABILITIES
Convertible notes payable	336,907	-

TOTAL LIABILITIES	5,323,518	4,557,727

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 35,912,800 and 26,542,093 shares issued and outstanding , respectively	35,913	26,542
Additional paid-in capital	4,459,785	3,396,825
Deficit accumulated during the development stage	(9,812,229)	(7,974,426)

TOTAL STOCKHOLDERS' DEFICIT	(5,316,531)	(4,551,059)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,987	$6,668

See accompanying notes to consolidated financial statements.

Global Health Voyager, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

			Cumulative from
	Years Ended		June 4,
	December 31,	December 31,	1999 (inception) to
	2011	2010	December 31, 2011
	(Restated)		(Restated)

REVENUES	$-	$-	$385,997

COSTS AND EXPENSES
General and administrative	1,075,763	453,056	7,248,216
Depreciation and amortization	-	-	132,077
Impairment of film costs	-	-	156,445
Impairment of related party receivables	-	-	35,383
Inventory write-down	-	-	24,820
Loss on litigation settlement	-	-	100,000

TOTAL COSTS AND EXPENSES	1,075,763	453,056	7,696,941

LOSS FROM OPERATIONS	(1,075,763)	(453,056)	(7,310,944)

OTHER INCOME (EXPENSE)
Other income	2,353	-	25,507
Other expense	(536,895)	-	(536,895)
Interest expense	(190,091)	(133,753)	(1,063,117)
Interest expense, related party	(36,607)	(39,851)	(539,119)
Loan fees	-	-	(616,000)
Debt forgiven	-	-	290,595
Legal fees forgiven	-	-	12,296
Provision for common stock subscription receivable	-	-	(91,552)

TOTAL OTHER EXPENSE, NET	(761,240)	(173,604)	(2,518,285)

LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(1,837,003)	(626,660)	(9,829,229)

PROVISION FOR INCOME TAXES	800	800	16,000

LOSS BEFORE NON-CONTROLLING INTEREST	(1,837,803)	(627,460)	(9,845,229)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	33,000

NET LOSS ATTRIBUTABLE TO GLOBAL HEALTH VOYAGER, INC. AND SUBSIDIARIES	$(1,837,803)	$(627,460)	$(9,812,229)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.07)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	28,158,696	25,874,350

See accompanying notes to consolidated financial statements.

Global Health Voyager, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

			Cumulative from
	Years Ended		June 4,
	December 31,	December 31,	1999 (inception) to
	2011	2010	December 31, 2011
	(Restated)		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(1,837,803)	$(627,460)	$(9,845,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for prepayment	73,732	-	73,732
Amortized interest on warrants	3,017	-	3,017
Depreciation and amortization	-	-	132,077
Impairment loss	-	-	336,773
Inventory write-down	-	-	24,820
Impairment of related party receivables	-	-	35,383
Operating expenses paid by reducing note receivable	-	-	10,000
Stock issued for services	434,300	32,294	1,408,937
Deferred compensation	-	-	10,417
Stock issued for loan fees	-	-	423,000
Stock options issued for services	-	-	60,370
Debts forgiven	-	-	(302,891)
Provision for common stock subscription receivable	-	-	89,468
Amount attributable to non-controlling interest	-	-	33,000
Beneficial conversion of debt and accrued interest	536,895	-	770,275
Changes in assets and liabilities:
Interest receivable	-	-	(19,986)
Inventory	-	-	(24,820)
Prepaid expenses	(73,253)	(6,667)	(79,920)
Other assets	-	-	(24,000)
Litigation settlement	-	-	100,000
Accounts payable and accrued expenses	219,694	179,997	1,834,313
Accrued expenses, related party	178,289	189,851	1,324,954

Net cash (used in) operating activities	(465,129)	(231,984)	(3,626,310)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable from officer	-	-	(45,048)
Collection of notes receivable from officer	-	-	35,048
Notes receivable, related parties	-	-	(50,000)
Collection of notes receivable, related parties	-	-	50,000
Investment in property and equipment	-	-	(18,879)
Investment in film costs	-	-	(133,005)
Investment in website development costs	-	-	(292,968)

Net cash (used in) investing activities	-	-	(454,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	1,254,154
Advance to related party	-	-	-
Payment of offering costs	-	-	(66,450)
Proceeds from notes payable	115,134	217,000	1,562,172
Proceeds from notes payable, related party	18,877	37,939	686,496
Payments of notes payable	-	-	(201,916)
Payments of notes payable, related party	(18,084)	(23,540)	(420,296)
Proceeds from issuance of convertible notes	350,000	-	1,267,800

Net cash provided by financing activities	465,927	231,399	4,081,960

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	798	(585)	798

CASH AND EQUIVALENTS,
Beginning of period	1	586	-
CASH AND EQUIVALENTS,
End of period	$799	$1	$798

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$-	$-	$21,511
Income taxes paid	$-	$-	$4,000

NONCASH FINANCING ACTIVITIES:
Beneficial conversion of debt and accrued interest	$536,895	$-	$770,275
Stock issued for services	$434,300	$32,294	$1,408,937
Stock issued for loan fees	$-	$-	$423,000
Stock options issued for services	$-	$-	$60,370

See accompanying notes to consolidated financial statements.

Global Health Voyager, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders' Deficit

For the Period From June 4, 1999 (inception) to December 31, 2011

					Deficit
				Common	accumulated
			Additional	Stock	during the
	Common stock		paid-in	Subscription	development	Deferred
	Shares	Amount	capital	Receivable	stage	Compensation	Total
Balance at June 4, 1999 (inception)	-	$-	$-	$-	$-	$-	$-
Stock sales	176,189	176	244,824	(10,000)	-	-	235,000

Net loss for the period from June 4, 1999 (inception) to December 31, 1999	-	-	-	-	(65,583)	-	(65,583)

Balance at December 31, 1999	176,189	176	244,824	(10,000)	(65,583)	-	169,417

Payment received on stock sale - February 1, 2000	-	-	-	10,000	-	-	10,000
Stock sales	56,611	57	449,943	-	-	-	450,000
Net loss	-	-	-	-	(810,463)	-	(810,463)

Balance at December 31, 2000	232,800	233	694,767	-	(876,046)	-	(181,046)

Stock sales	7,200	7	69,475	(69,482)	-	-	-
Reorganization of NT Media - April 17, 2001	60,000	60	(60)	-	-	-	-
Issuance of stock options - August 30, 2001	-	-	19,500	-	-	-	19,500
Net loss	-	-	-	-	(972,048)	-	(972,048)

Balance at December 31, 2001	300,000	300	783,682	(69,482)	(1,848,094)	-	(1,133,594)

Net loss	-	-	-	-	(354,279)	-	(354,279)

Balance at December 31, 2002	300,000	300	783,682	(69,482)	(2,202,373)	-	(1,487,873)

Stock sales	66,478	66	383,341	-	-	-	383,407
Offering costs	-	-	(48,476)	-	-	-	(48,476)
Stock issued for services - July 2, 2003 at $25.00 per share	1,000	1	24,999	-	-	-	25,000
Net loss	-	-	-	-	(307,679)	-	(307,679)

Balance at December 31, 2003	367,478	367	1,143,546	(69,482)	(2,510,052)	-	(1,435,621)

Stock sales	6,042	6	127,866	-	-	-	127,872
Offering costs	-	-	(13,188)	-	-	-	(13,188)
Stock issued for loan fees - June 18, 2004 at $56.40 per share	7,500	8	422,992	-	-	-	423,000
Stock issued for services	2,100	2	188,498	-	-	-	188,500
Issuance of warrants for services - August 10, 2004	-	-	40,870	-	-	-	40,870
Net loss	-	-	-	-	(1,447,749)	-	(1,447,749)

Balance at December 31, 2004	383,120	383	1,910,584	(69,482)	(3,957,801)	-	(2,116,316)

Stock sales - July 13, 2005 at $25.00 per share	1,915	2	47,873	-	-	-	47,875
Offering costs	-	-	(4,786)	-	-	-	(4,786)
Net loss	-	-	-	-	(509,623)	-	(509,623)

Balance at December 31, 2005	385,035	385	1,953,671	(69,482)	(4,467,424)	-	(2,582,850)

Stock issue for services	220,000	220	251,700	-	-	-	251,920
Stock issue for conversion of bridge notes - June 16, 2006 at $0.71 per share	76,056	76	53,924	-	-	-	54,000
Subscription Receivable Write-off	-	-	-	69,482	-	-	69,482
Deferred stock-based compensation	-	-	-	-	-	(10,417)	(10,417)
Net loss	-	-	-	-	(729,496)	-	(729,496)

Balance at December 31, 2006	681,091	681	2,259,295	-	(5,196,920)	(10,417)	(2,947,361)

Stock issue for services	632,892	633	425,397	-	-	-	426,030
Deferred stock-based compensation	-	-	-	-	-	10,417	10,417
Conversion of accrued interest on notes	1,314,105	1,314	93,936	-	-	-	95,250
Beneficial conversion of accrued interest	-	-	110,036	-	-	-	110,036
Net loss	-	-	-	-	(965,746)	-	(965,746)

Balance at December 31, 2007	2,628,088	2,628	2,888,664	-	(6,162,666)	-	(3,271,374)

Stock issue for conversion of convertible notes	1,000,000	1,000	9,000	-	-	-	10,000
Stock issue for conversion of bridge notes	1,550,000	1,550	13,950	-	-	-	15,500
Stock issue for services	710,455	710	21,850	-	-	-	22,560
Beneficial conversion of debt	-	-	11,250	-	-	-	11,250
Other	341	-	-	-	-	-	-
Net loss	-	-	-	-	(463,514)	-	(463,514)

Balance at December 31, 2008	5,888,884	5,888	2,944,714	-	(6,626,180)	-	(3,675,578)

Stock issue for services - January 22, 2009 at $.05 per share	1,100,000	1,100	53,900	-	-	-	55,000
Stock issue for services - April 7, 2009 at $0.01 per share	500,000	500	4,500	-	-	-	5,000
Stock issue for conversion of bridge notes - January 22, 2009 at $0.02 per share	400,000	400	7,600	-	-	-	8,000
Stock issue for conversion of notes payable - January 22, 2009 at $0.02 per share	1,600,000	1,600	30,400	-	-	-	32,000
Stock issue for conversion of notes payable - January 30, 2009 at $0.02 per share	200,000	200	3,800	-	-	-	4,000
Stock issue for conversion of notes payable - April 7, 2009 at $0.02 per share	400,000	400	7,600	-	-	-	8,000
Stock issue for conversion of notes payable - June 22, 2009 at $0.0042 per share	476,190	476	1,524	-	-	-	2,000
Stock issue for conversion of notes payable - July 15, 2009 at $0.0027 per share	481,481	482	818	-	-	-	1,300
Stock issue for conversion of notes payable - July 30, 2009 at $0.0046 per share	478,261	478	1,722	-	-	-	2,200
Stock issue for conversion of notes payable - August 11, 2009 at $0.02 per share	312,500	313	5,937	-	-	-	6,250
Stock issue for conversion of notes payable - August 18, 2009 at $0.0046 per share	479,540	480	3,270	-	-	-	3,750
Stock issue for conversion of notes payable - August 27, 2009 at $0.02 per share	10,000,000	10,000	140,000	-	-	-	150,000
Stock issue for conversion of notes payable - August 28, 2009 at $0.00784 per share	510,204	510	3,490	-	-	-	4,000
Stock issue for conversion of notes payable - September 14, 2009 at $0.00871 per share	459,252	459	3,541	-	-	-	4,000
Stock issue for conversion of notes payable - October 12, 2009 at $0.0083 per share	481,928	482	3,518	-	-	-	4,000
Stock issue for conversion of notes payable - October 22, 2009 at $0.0255 per share	236,264	236	5,764	-	-	-	6,000
Stock issue for conversion of notes payable - October 26, 2009 at $0.03 per share	1,120,000	1,120	31,880	-	-	-	33,000
Stock issue for conversion of notes payable - November 11, 2009 at $0.0103 per share	55,825	56	5,694	-	-	-	5,750
Beneficial conversion of debt	-	-	106,221	-	-	-	106,221
Net loss	-	-	-	-	(720,786)	-	(720,786)

Balance at December 31, 2009	25,180,329	25,180	3,365,893	-	(7,346,966)	-	(3,955,893)

Stock issue for services - May 14, 2010 at $0.025 per share	1,011,764	1,012	24,282	-	-	-	25,294
Stock issue for services - Nov 3, 2010 at $0.02 per share	350,000	350	6,650	-	-	-	7,000
Net loss	-	-	-	-	(627,460)	-	(627,460)

Balance at December 31, 2010	26,542,093	26,542	3,396,825	-	(7,974,426)	-	(4,551,059)

Stock issue for services - June 12,2011 at $0.045	300,000	300	13,200	-	-	-	13,500
Issuance of warrants attached to debt - May 2011	-	-	6,904	-	-	-	6,904
Issuance of warrants attached to debt - May 2011	-	-	9,206	-	-	-	9,206
Stock issue for conversion of notes payable - September 13, 2011 at $0.014 per share	1,306,285	1,306	16,982	-	-	-	18,288
Stock issue for conversion of notes payable - September 13, 2011 at $0.22 per share	1,300,000	1,300	16,900	-	-	-	18,200
Stock issue for services - September 21, 2011 at $0.29 per share	60,000	60	17,340	-	-	-	17,400
Stock issue for services - September 21, 2011 at $0.29 per share	60,000	60	17,340	-	-	-	17,400
Stock issue for services - September 21, 2011 at $0.29 per share	25,000	25	7,225	-	-	-	7,250
Stock issue for services - September 21, 2011 at $0.29 per share	25,000	25	7,225	-	-	-	7,250
Stock issue for services - September 23, 2011 at $0.1601 per share	950,000	950	274,550	-	-	-	275,500
Stock issue for conversion of notes payable - December 5, 2011 at $0.018 per share	1,457,222	1,457	24,773	-	-	-	26,230
Stock issue for conversion of notes payable - December 5, 2011 at $0.015 per share	1,487,200	1,487	20,821	-	-	-	22,308
Stock issue for services - December 7, 2011 at $0.04 per share	700,000	700	27,300	-	-	-	28,000
Stock issue for services - December 7, 2011 at $0.04 per share	400,000	400	15,600	-	-	-	16,000
Stock issue for services - December 7, 2011 at $0.04 per share	600,000	600	23,400	-	-	-	24,000
Stock issue for services - December 7, 2011 at $0.04 per share	700,000	700	27,300	-	-	-	28,000
Beneficial conversion of debt	-	-	536,895	-	-	-	536,895
Net loss	-	-	-	-	(1,837,803)	-	(1,837,803)

Balance at December 31, 2011 (Restated)	35,912,800	$35,913	$4,459,785	$-	$(9,812,229)	$-	$(5,316,531)

See accompanying notes to consolidated financial statements.

GLOBAL HEALTH VOYAGER, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 and 2010

AND FROM INCEPTION TO DECEMBER 31, 2011 (RESTATED)

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

NOTE 2. GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”), which contemplates continuation of the Company as a going concern. As of and for the year ended December 31, 2011, the Company incurred net loss of $1,837,803, had an accumulated deficit of $9,812,229, as well as a working capital deficit of $4,979,624. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Basis of Consolidation

The consolidated financial statements include the accounts of Global Health Voyager Inc., its wholly owned subsidiary, eCast, and its 51% owned subsidiary, SUD. eCast and SUD are inactive. All significant intercompany accounts and transactions were eliminated in consolidation.

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

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes”. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC 740-10 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing ASC 740-10, the Company’s management reviewed the Company’s tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material effect on the Company.

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

At December 31, 2011 and 2010, convertible notes payable to non-related parties consisted of the following:

	2011	2010
Interest at 6%, due on demand	$282,200	$282,200
Interest at 6%, transferred from related party	625,600	625,600
Interest at 10%, due on demand	350,000	—
Total	1,257,800	907,800
Less: Notes payable converted	(42,500)	—
Less: Current portion	(865,300)	(907,800)
Less: Unamortized interest on warrants	(13,093)	—
Convertible notes payable, noncurrent	$336,907	$—

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

NOTE 10. INCOME TAXES

The income tax provision (benefit) for 2011 and 2010 differs from the computed expected provision (benefit) at the federal statutory rate for the following reasons:

	2011	2010

Federal income tax benefit, net of state income tax expense (benefit)	$(569,368)	$(194,230)
State income tax benefit	(162,119)	(55,125)
Permanent difference	215,071	94,355
Change in valuation allowance	516,416	155,000
State minimum income tax	800	800
Income tax provision	$800	$800

The components of the deferred tax assets as of December 31, 2011 and 2010 were as follows:

	2011	2010
Deferred tax assets:
Net operating loss carryforward	$2,770,000	$2,254,000
Less valuation allowance	(2,770,000)	(2,254,000)
Net deferred tax liability	$-	$-

The components of the income tax expense were as follows for 2011 and 2010:

	2011	2010
Increase in net operating loss carryforward - deferred	$516,000	$155,000
Change in valuation allowance - deferred	(516,000)	(155,000)
State minimum income tax - current	800	800
Income tax provision - current	$800	$800

As of December 31, 2011, the Company has net operating loss carryforwards available to offset future taxable income of approximately $6,692,000 expiring beginning in 2020.

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

NOTE 13. RESTATEMENT OF FINANCIAL STATEMENTS

The consolidated balance sheet as of December 31, 2011 and the related consolidated statements of operations for the year then ended and cumulative from June 4, 1999 (inception) to December 31, 2011 were restated to reflect the correct amortization of consulting services of $212,500 substantially completed in the fourth quarter of 2011.

The following table presents the effect of the restatement adjustment on the accompanying consolidated balance sheet as of December 31, 2011:

Consolidated Balance Sheet at December 31 , 2011	As Previously Reported	Restated	Net Adjustment
Prepaid expenses	$218,688	$6,188	$(212,500)
Total assets	$219,487	$6,987	$(212,500)
Deficit accumulated during the development stage	$(9,599,729)	$(9,812,229)	$(212,500)
Total stockholders’ deficit	$(5,104,031)	$(5,316,531)	$(212,500)

The flowing table presents the effect of the restatement adjustment on the accompanying consolidated statement of operations for the year ended December 31, 2011:

	As Previously		Net
Consolidated Statement of Operations	Reported	Restated	Adjustment
General and administrative expenses	$863,263	$1,075,763	$212,500
Net loss	$(1,625,303)	$(1,837,803)	$(212,500)
Net loss per share	$(0.06)	$(0.07)	$(0.01)

NOTE 14. SUBSEQUENT EVENTS

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

