Form 10-Q/A
period 2012-03-31
GLOBAL HEALTH VOYAGER INC
filed 2012-09-28
CIK 318622

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Number of shares outstanding as of May 16, 2012: 41,792,800 common shares.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Global Health Voyager, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the Securities and Exchange Commission (the “Commission”) on May 21, 2012, is to restate our financial statements for the quarter ended March 31, 2012 and related disclosures, as described in the Restatement of Financial Statements note (Note 12) to our financial statements, to correct amortization of consulting services of $212,500 that were substantially completed in the fourth quarter of 2011. Additional information about our decision to restate these financial statements can be found in our Current Report on Form 8-K filed with the Commission on August 22, 2012. The affected financial statements and related financial information contained in our previously filed reports for the periods affected by the restatement should no longer be relied upon and should be read in conjunction with the restated financial information set forth herein.

We have not endeavored in this Amendment No. 1 to the Form 10-Q (the “Form 10-Q/A”) to modify or update other disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. The Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including any exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on May 21, 2012. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items of the Form 10-Q have been amended as a result of the restatement:

•	Part I – Item 1 – Financial Statements
•	Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

2

GLOBAL HEALTH VOYAGER, INC. AND SUBSIDIARIES

Global Health Voyager, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2012 (Unaudited)	December 31, 2011
	(Restated)
ASSETS

CURRENT ASSETS
Cash and equivalents	$19	$799
Prepaid expenses	-	6,188
Deferred stock compensation	3,314	-

TOTAL ASSETS	$3,332	$6,987

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$592,816	$580,163
Accrued liabilities	1,260,542	1,241,287
Accrued liabilities to related parties	1,006,975	968,168
Notes payable	1,232,370	1,174,505
Notes payable, related party	43,477	44,010
Convertible notes payable	830,338	865,300
Accrued litigation settlement	113,178	113,178

TOTAL CURRENT LIABILITIES	5,079,696	4,986,611

LONG TERM LIABILITIES
Convertible notes payable	338,250	336,907

TOTAL LIABILITIES	5,417,946	5,323,518

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 43,792,800 and 35,912,800 shares issued and outstanding, respectively	43,793	35,913
Additional paid-in capital	4,527,105	4,459,785
Deficit accumulated during the development stage	(9,985,511)	(9,812,229)

TOTAL STOCKHOLDERS’ DEFICIT	(5,414,613)	(5,316,531)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,332	$6,987

See accompanying notes to consolidated financial statements.

Global Health Voyager, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

			Cumulative from
	Three Months Ended		June 4,
	March 31,	March 31,	1999 (inception) to
	2012	2011	March 31, 2012
	(Restated)		(Restated)

REVENUES	$-	$-	$385,997

COSTS AND EXPENSES
General and administrative	114,656	95,329	7,362,872
Depreciation and amortization	-	-	132,077
Impairment of film costs	-	-	156,445
Impairment of related party receivables	-	-	35,383
Inventory write-down	-	-	24,820
Loss on litigation settlement	-	-	100,000

TOTAL COSTS AND EXPENSES	114,656	95,329	7,811,597

LOSS FROM OPERATIONS	(114,656)	(95,329)	(7,425,600)

OTHER INCOME (EXPENSE)
Other income	630	-	26,137
Other expense	-	-	(536,895)
Interest expense	(57,937)	(35,423)	(1,121,054)
Interest expense, related party	(1,319)	(11,509)	(540,438)
Loan fees	-	-	(616,000)
Debt forgiven	-	-	290,595
Legal fees forgiven	-	-	12,296
Provision for common stock subscription receivable	-	-	(91,552)

TOTAL OTHER EXPENSES, NET	(58,625)	(46,932)	(2,576,910)

LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(173,282)	(142,261)	(10,002,511)

PROVISION FOR INCOME TAXES	-	800	16,000

LOSS BEFORE NON-CONTROLLING INTEREST	(173,282)	(143,061)	(10,018,511)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	33,000

NET LOSS ATTRIBUTABLE TO GLOBAL HEALTH VOYAGER, INC. AND SUBSIDIARIES	$(173,282)	$(143,061)	$(9,985,511)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.00)	$(0.005)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	42,592,560	26,543,093

See accompanying notes to consolidated financial statements.

Global Health Voyager, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			Cumulative from
	Three Months Ended		June 4,
	March 31,	March 31,	1999 (inception) to
	2012	2011	March 31, 2012
	(Restated)		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(173,282)	$(143,061)	$(10,018,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on conversion of notes	(630)	-	(630)
Provision for prepayment	-	-	73,732
Amortized interest on warrants	1,343	-	4,360
Depreciation and amortization	-	-	132,077
Impairment loss	-	-	336,773
Inventory write-down	-	-	24,820
Impairment of related party receivables	-	-	35,383
Operating expenses paid by reducing note receivable	-	-	10,000
Stock issued for services	19,675	-	1,428,612
Deferred compensation	-	-	10,417
Stock issued for loan fees	-	-	423,000
Stock options issued for services	-	-	60,370
Legal fees forgiven	-	-	(12,296)
Debts forgiven	-	-	(290,595)
Provision for common stock subscription receivable	-	-	89,468
Amount attributable to non-controlling interest	-	-	33,000
Beneficial conversion of debt and accrued interest	-	-	770,275
Changes in assets and liabilities:
Interest receivable	-	-	(19,986)
Inventory	-	-	(24,820)
Prepaid expenses	-	5,000	(79,920)
Other assets	-	-	(24,000)
Litigation settlement	-	-	100,000
Accounts payable and accrued expenses	55,975	63,188	1,890,288
Accrued expenses, related party	38,807	49,009	1,363,761

Net cash (used in) operating activities	(58,112)	(25,864)	(3,684,421)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable from officer	-	-	(45,048)
Collection of notes receivable from officer	-	-	35,048
Notes receivable, related parties	-	-	(50,000)
Collection of notes receivable, related parties	-	-	50,000
Investment in property and equipment	-	-	(18,879)
Investment in film costs	-	-	(133,005)
Investment in website development costs	-	-	(292,968)

Net cash (used in) investing activities	-	-	(454,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	1,254,154
Payment of offering costs	-	-	(66,450)
Proceeds from notes payable	62,000	10,000	1,624,172
Proceeds from notes payable, related party	-	25,895	686,496
Payments of notes payable	(4,135)	-	(206,051)
Payments of notes payable, related party	(533)	-	(420,829)
Proceeds from issuance of convertible notes	-	-	1,267,800

Net cash provided by financing activities	57,332	35,895	4,139,292

NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS	(780)	10,031	19

CASH AND EQUIVALENTS,
Beginning of period	799	1	-
CASH AND EQUIVALENTS,
End of period	$19	$10,032	$19

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$576	$-	$22,087
Income taxes paid	$-	$-	$4,000

NONCASH FINANCING ACTIVITIES:
Beneficial conversion of debt and accrued interest	$-	$-	$770,275
Stock issued for services	$19,675	$-	$1,428,612
Stock issued for loan fees	$-	$-	$423,000
Stock options issued for services	$-	$-	$60,370

See accompanying notes to consolidated financial statements.

GLOBAL HEALTH VOYAGER, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 and 2011(UNAUDITED) AND DECEMBER 31, 2011 (RESTATED)

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

On August 10, 2011, NT Media changed its name to Global Health Voyager, Inc. (the “Company”) and discontinued developing media and entertainment assets and channels. In 2011, the Company phased out several websites, including www.neurotrash.tv,www.singlefathernetwork.com, and www.stemcellstalk.com, as it shifted its focus to the Company’s recently launched medical tourism web portal.

NOTE 2. GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”), which contemplates continuation of the Company as a going concern. As of and for the three months ended March 31, 2012, the Company incurred a net loss of $173,282, had an accumulated deficit of $9,985,511, as well as a working capital deficit of $5,076,364. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The consolidated interim financial information as of March 31, 2012 and for the three month periods ended March 31, 2012 and 2011 was prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with US GAAP was not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

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

Basis of Consolidation

The consolidated financial statements include the accounts of Global Health Voyager, Inc., its wholly owned subsidiary, eCast, and its 51% owned subsidiary, SUD. eCast and SUD are inactive. All significant intercompany accounts and transactions were eliminated in consolidation.

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment”, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50% likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopts this ASU beginning with its Quarterly Report on Form 10-Q for the three months ended March 31, 2012. There was no material impact on our consolidated financial statements upon adoption.

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

NOTE 4. PREPAID EXPENSES

Prepaid expenses represent consulting fees for contract periods extending into subsequent quarters. Prepaid expenses were $0 and $6,188 as of March 31, 2012 and December 31, 2011, respectively.

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

On January 5, 2012, HIN, DBA Planet Hospital, Rupak Acharyya, aka Rudy Rupak, and Geoff Moss (“HIN, et al”) filed a lawsuit, collectively as “Plaintiffs” against Global Health Voyager, Inc. The lawsuit filed by Plaintiffs alleges and seeks damages in the form of monetary relief for: 1) Breach of contract; 2) Conversion; and 3) Labor Code Violations for Failure to Pay Wages Timely; and seeks equitable remedies in the form of: 1) Rescission [of contract]; 2) Declaratory Relief; and 3) Injunctive relief. We responded to this lawsuit by way of both a General and Special Demurrer, asserting that the Complaint filed by Plaintiffs must be dismissed as Plaintiff corporation is not in good standing in its state of incorporation, Delaware, and therefore does not have the right to pursue legal remedies. Further, Defendant’s Demurrer asserts that Plaintiffs’ Complaint fails to state facts sufficient to constitute any cause of action against the Defendant. We also filed, in connection with their Demurrer, a Request for Judicial Notice of Plaintiff LLC’s corporate standing. The scheduled hearing date for the Defendant’s Demurrer is May 16, 2012. As a result of this lawsuit, the Company recorded a full allowance for $73,732 made for this acquisition.

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

Note 12. RESTATEMENT OF FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2012 and the related consolidated statements of operations for the three months then ended and cumulative from June 4, 1999 (inception) to March 31, 2012 were restated to reflect correct amortization of consulting services of $6,188 during the three months ended March 31, 2012.

The following table presents the effect of the restatement adjustment on the accompanying consolidated balance sheet as of March 31, 2012:

Consolidated Balance Sheet at March 31 , 2012	As Previously Reported	Restated	Net Adjustment
Prepaid expense	$218,688	$-	$(218,688)
Total assets	$222,020	$3,332	$(218,688)
Deficit accumulated during the development stage	$(9,766,823)	$(9,985,511)	$(218,688)
Total stockholders’ deficit	$(5,195,925)	$(5,414,613)	$(218,688)

The flowing table presents the effect of the restatement adjustment on the accompanying consolidated statement of operations for the three months ended March 31, 2012:

Consolidated Statement of Operations	As Previously Reported	Restated	Net Adjustment

General and administrative expenses	$108,468	$114,656	$6,188
Net loss	$(167,094)	$(173,282)	$(6,188)
Net loss per share	$(0.00)	$(0.00)	$-

NOTE 13. SUBSEQUENT EVENTS

On April 4, 2012, the Company entered into a Notes Purchase Agreement (“NPA”) with Asher Enterprises, Inc. (“Asher”), a Delaware corporation (“Holder” or “Asher”). Under the terms of the Note Agreement, the Company will issue to Asher convertible notes (the “Notes”) of $37,500. The Notes have a nine month maturity date from issuance. The notes bear interest at 8%. Any amount of principal or interest on these notes which is not paid when due shall bear interest at 22% from the due date until paid. The conversion price shall equal the variable conversion price which shall mean 55% multiplied by the market price (representing a discount rate of 45%). Market price means the average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date. BCF is contingent on the Company’s average stock price as determined by the conversion formula. This BCF is not recorded and will be recorded when the contingency is resolved.

On April 20, 2012, the Company entered into a Promissory Note with Jacques Tizabi of $3,500, plus interest of 12% on maturity of July 20, 2012.

On April 27, 2012, the Company entered into a Convertible Promissory Note with Jupiter Investment (“Holder” or “Jupiter”) of $5,000 (“Principal”), plus interest of 12% with maturity date of April 27, 2015. Under the terms of the Note Agreement, the Company will issue to Jupiter convertible notes (the “Notes”) of the principal and compounded interest. The conversion price shall mean the lower of (i) $0.0001 or (ii) fifty percent (50%) of the lowest closing bid price of the Common Stock during the 30 trading days preceding the date the Conversion Notice is delivered to the Borrower. BCF is contingent on the Company’s average stock price as determined by the conversion formula. This BCF is not recorded and will be recorded when the contingency is resolved.

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

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

THIS QUARTERLY REPORT ON FORM 10-Q/A, INCLUDING THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS, AND OTHER REPORTS FILED BY THE REGISTRANT FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION (COLLECTIVELY THE "FILINGS"), CONTAIN FORWARD-LOOKING STATEMENTS WHICH ARE INTENDED TO CONVEY OUR EXPECTATIONS OR PREDICTIONS REGARDING THE OCCURRENCE OF POSSIBLE FUTURE EVENTS OR THE EXISTENCE OF TRENDS AND FACTORS THAT MAY IMPACT OUR FUTURE PLANS AND OPERATING RESULTS. THESE FORWARD-LOOKING STATEMENTS ARE DERIVED, IN PART, FROM VARIOUS ASSUMPTIONS AND ANALYSIS WE HAVE MADE IN THE CONTEXT OF OUR CURRENT BUSINESS PLAN AND INFORMATION CURRENTLY AVAILABLE TO US AND IN LIGHT OF OUR EXPERIENCE AND PERCEPTIONS OF HISTORICAL TRENDS, CURRENT CONDITIONS AND EXPECTED FUTURE DEVELOPMENTS AND OTHER FACTORS WE BELIEVE TO BE APPROPRIATE IN THE CIRCUMSTANCES. YOU CAN GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS THROUGH WORDS AND PHRASES SUCH AS "SEEK", "ANTICIPATE", "BELIEVE", "ESTIMATE", "EXPECT", "INTEND", "PLAN", "BUDGET", "PROJECT", "MAY BE", "MAY CONTINUE", "MAY LIKELY RESULT", AND SIMILAR EXPRESSIONS. WHEN READING ANY FORWARD-LOOKING STATEMENT YOU SHOULD REMAIN MINDFUL THAT ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF OUR COMPANY, AND ARE SUBJECT TO RISKS, UNCERTAINTIES, ASSUMPTIONS AND OTHER FACTORS RELATING TO OUR INDUSTRY AND RESULTS OF OPERATIONS.

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

On April 20, 2012, Plaintiff's filed a First Amended Complaint, correcting the issues raised by the Defendant's motion.  On May 4, 2012, prior to the hearing on our motions, opposing counsel and our counsel attended a Case Management Conference and the court took our motion off calendar because the irregularities raised by our motion had not been addressed.  Thus, the May 16, 2012 motion hearing did not take place.  The Court then set dates and deadlines for our case.

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

Results of Operations

OPERATING RESULTS FOR THE THREE MONTHS ENDED March 31, 2012 AND 2011

Operating expenses increased to $114,656 for the three months ended March 31, 2012 compared to $95,329 for the three months ended March 31, 2011 primarily due to increase in consulting expense.

Other expenses, consisting of interest, for the three months ended March 31, 2012 increased by $11,693 compared to the three months ended March 31, 2011 primarily due to increased interest from increased debts.

Net loss for the three months ended March 31, 2012 was $173,282, an increase of $30,221 compared to the net loss of $143,061 for the three months ended March 31, 2011 primarily due to an increase in consulting expenses and increased interest expense from increased debts as discussed above.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, and that would be considered material to investors.

Liquidity and Capital Resources

We have incurred operating losses since inception. As of March 31, 2012, we have an accumulated deficit of $9,985,511.  At March 31, 2012, we have $19 in cash and equivalents and a net working capital deficit of $5,076,364.

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

Due to our limited cash flow, operating losses and intangible assets, it is unlikely we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from our major stockholders and other outside sources to fund our current operations. If these outside sources are unwilling or unable to provide necessary working capital to us, we will probably not be able to sustain operations. We have no written agreements or contractual obligations in place which require our outside sources to continue to finance our operations. The Company's and eCast's convertible notes of $1,168,588 are convertible when the Company's or eCast's securities (as the case may be) are trading publicly and the underlying stock of the convertible notes has been registered with the SEC on a registration statement that has been declared effective. If they remain unpaid, the notes will automatically convert to Common Stock on the fifth anniversary of their respective issuances.  Thus, $830,338 of current convertible notes would be mandatorily converted during 2012 unless they become eligible for conversion prior to that time, or have been extended by the parties. The parties have verbally agreed to extend the mandatory conversion for a period of one year.

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

The Company responded to this lawsuit by way of both a General and Special Demurrer, asserting that the Complaint filed by Plaintiffs must be dismissed as Plaintiff corporation is not in good standing in its state of incorporation, Delaware, and therefore does not have the right to pursue legal remedies.  Further, the Company asserts that Plaintiffs' Complaint fails to state facts sufficient to constitute any cause of action against the Company.  We also filed a Request for Judicial Notice of Plaintiff LLC's corporate standing.  The scheduled hearing date for Company's objection to the lawsuit is May 16, 2012. While the Company will defend this action, there can be no assurance we will prevail in the lawsuit. At this time, the Company cannot determine the amount of damages, if any, it could be responsible for if it does not prevail in the lawsuit. If the Company were to lose the lawsuit, we could be liable for damages of more than $90,000 and would be responsible for paying the principals of the lawsuit back wages, penalties and interest.

On April 20, 2012, Plaintiff's filed a First Amended Complaint, correcting the issues raised by the Defendant's motion.  On May 4, 2012, prior to the hearing on our motions, opposing counsel and our counsel attended a Case Management Conference and the court took our motion off calendar because the irregularities raised by our motion had not been addressed.  Thus, the May 16, 2012 motion hearing did not take place.  The Court then set dates and deadlines for our case.

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

GLOBAL HEALTH VOYAGER, INC.

Dated: September 24, 2012	/s/ Ali Moussavi
Ali Moussavi,
President, Chief Executive Officer (Principal Executive Officer), and Acting Chief Financial Officer (Acting Principal Financial Officer)

