Form 10-Q
period 2012-09-30
GLOBAL HEALTH VOYAGER INC
filed 2012-11-19
CIK 318622

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

Number of shares outstanding as of November 15, 2012: 50,424,563 common shares.

GLOBAL HEALTH VOYAGER, INC. AND SUBSIDIARIES

 September 30, 2012 (Unaudited)

Global Health Voyager, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$15	$799
Prepaid expenses	-	6,188

TOTAL ASSETS	$15	$6,987

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$568,221	$580,163
Accrued liabilities	1,400,015	1,241,287
Accrued liabilities, related parties	1,080,668	968,168
Notes payable	1,250,570	1,174,505
Notes payable, related party	34,676	44,010
Convertible notes payable	886,338	865,300
Accrued litigation settlements	113,178	113,178

TOTAL CURRENT LIABILITIES	5,333,666	4,986,611

LONG TERM LIABILITIES
Convertible notes payable	355,935	336,907

TOTAL LIABILITIES	5,689,601	5,323,518

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock; $0.001 par value; 1,000,000,000 shares authorized; 49,164,431 and 35,912,800 shares issued and outstanding at September 30, 2012 and December 31, 2011	49,164	35,913
Additional paid-in capital	4,537,439	4,459,785
Deficit accumulated during the development stage	(10,276,189)	(9,812,229)

TOTAL STOCKHOLDERS' DEFICIT	(5,689,586)	(5,316,531)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15	$6,987

See accompanying notes to consolidated financial statements.

Global Health Voyager, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

					Cumulative from
	Three Months Ended		Nine Months Ended		June 4,
	September 30,	September 30,	September 30,	September 30,	1999 (inception) to
	2012	2011	2012	2011	September 30, 2012

REVENUES	$-	$-	$-	$-	$385,997

COSTS AND EXPENSES
General and administrative	80,578	309,995	288,521	535,513	7,536,737
Depreciation and amortization	-	-	-	-	132,077
Impairment of film costs	-	-	-	-	156,445
Impairment of related party receivables	-	-	-	-	35,383
Inventory write-down	-	-	-	-	24,820
Loss on litigation settlement	-	-	-	-	100,000

TOTAL COSTS AND EXPENSES	80,578	309,995	288,521	535,513	7,985,462

LOSS FROM OPERATIONS	(80,578)	(309,995)	(288,521)	(535,513)	(7,599,465)

OTHER INCOME (EXPENSE)
Other income	-	-	630	-	26,137
Other expense	-	-	-	-	(536,895)
Interest expense	(55,972)	(582,351)	(172,418)	(656,133)	(1,235,535)
Interest expense, related party	(1,038)	(8,114)	(3,651)	(32,304)	(542,770)
Loan fees	-	-	-	-	(616,000)
Debt forgiven	-	-	-	-	290,595
Legal fees forgiven	-	-	-	-	12,296
Provision for common stock subscription receivable	-	-	-	-	(91,552)

TOTAL OTHER EXPENSES, NET	(57,010)	(590,465)	(175,439)	(688,437)	(2,693,724)

LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(137,588)	(900,460)	(463,960)	(1,223,950)	(10,293,189)

PROVISION FOR INCOME TAXES	-	-	-	800	16,000

LOSS BEFORE NON-CONTROLLING INTEREST	(137,588)	(900,460)	(463,960)	(1,224,750)	(10,309,189)

LESS: LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	-	-	33,000

NET LOSS ATTRIBUTABLE TO GLOBAL HEALTH VOYAGER, INC. AND SUBSIDIARIES	$(137,588)	$(900,460)	$(463,960)	$(1,224,750)	$(10,276,189)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.0028)	$(0.0328)	$(0.0105)	$(0.0456)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	49,041,127	27,412,602	44,335,736	26,855,232

See accompanying notes to consolidated financial statements.

Global Health Voyager, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

			Cumulative from
	Nine Months Ended		June 4,
	September 30,	September 30,	1999 (inception) to
	2012	2011	September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(463,960)	$(1,224,750)	$(10,309,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on conversion of notes	(630)	-	(630)
Allowance for deposits	-	-	73,732
Amortized interest on warrants	4,029	-	7,046
Depreciation and amortization	-	-	132,077
Impairment loss	-	-	336,773
Inventory write-down	-	-	24,820
Impairment of related party receivables	-	-	35,383
Operating expenses paid by reducing note receivable	-	-	10,000
Stock issued for services	20,800	338,300	1,429,738
Deferred compensation	-	-	10,417
Stock issued for loan fees	-	-	423,000
Stock options issued for services	-	-	60,370
Legal fees forgiven	-	-	(12,296)
Debts forgiven	-	-	(290,595)
Provision for common stock subscription receivable	-	-	89,468
Amount attributable to non-controlling interest	-	-	33,000
Beneficial conversion of debt and accrued interest	-	536,895	770,275
Changes in assets and liabilities:
Interest receivable	-	-	(19,986)
Inventory	-	-	(24,820)
Prepaid expenses	6,188	(212,021)	(73,732)
Other assets	-	-	(24,000)
Accrued litigation settlements	-	-	100,000
Accounts payable and accrued expenses	178,558	107,304	2,012,871
Accrued expenses, related parties	112,500	138,804	1,437,454

Net cash used in operating activities	(142,515)	(315,468)	(3,768,824)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable from officer	-	-	(45,048)
Collection of notes receivable from officer	-	-	35,048
Notes receivable, related parties	-	-	(50,000)
Collection of notes receivable, related parties	-	-	50,000
Investment in property and equipment	-	(73,732)	(18,879)
Investment in film costs	-	-	(133,005)
Investment in web site development costs	-	-	(292,968)

Net cash used in investing activities	-	(73,732)	(454,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	1,254,154
Payment of offering costs	-	-	(66,450)
Proceeds from notes payable	95,200	50,000	1,657,372
Proceeds from notes payable, related party	2,000	36,012	688,496
Payments of notes payable	(19,135)	-	(221,051)
Payments of notes payable, related party	(11,334)	(17,265)	(431,630)
Proceeds from issuance of convertible notes	75,000	350,000	1,342,800

Net cash provided by financing activities	141,731	418,747	4,223,691

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(784)	29,547	15

CASH AND EQUIVALENTS,
Beginning of period	799	1	-

CASH AND EQUIVALENTS,
End of period	$15	$29,548	$15

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$1,962	$-	$23,473
Income taxes paid	$-	$-	$4,000

NONCASH FINANCING ACTIVITIES:
Beneficial conversion of debt and accrued interest	$-	$536,895	$770,275
Stock issued for services	$20,800	$338,300	$1,429,738
Stock issued for loan fees	$-	$-	$423,000
Stock options issued for services	$-	$-	$60,370

See accompanying notes to consolidated financial statements.

GLOBAL HEALTH VOYAGER, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011 (UNAUDITED) AND DECEMBER 31, 2011 (RESTATED)

NOTE 1. NATURE OF BUSINESS

NT Media Corp. of California, Inc. (“NT Media”) was incorporated in the State of Delaware on March 14, 2000. On April 17, 2001, in connection with a stock exchange, NT Media acquired 100% of the outstanding stock of eCast Media Corporation, Inc. (“eCast”).

eCast was a production, aggregation, and distribution company of on-and-offline content, the management of on-and-offline talent and literary clients, and strategic consulting services. Due to losses and continued inability to generate significant revenue, the Company suspended eCast in 2001.

On November 1, 2010, NT Media’s Board of Directors (“BOD”) and management decided to change its business focus from entertainment and website development to websites dedicated to the facilitation of medical tourism. Management believes due to the potential growth in the medical tourism industry (“MTI”), it is a better use of its resources. NT Media discontinued operations and maintenance of web destinations it launched in the last several years, as it has transitioned operations toward the development of one or more medical tourism websites.

On April 20, 2011, NT Media launched its initial medical tourism website called www.globalhealthvoyager.com. The website is designed to be an information portal for users to facilitate medical procedures, hospitals, and clinics overseas. The website is updated regularly and will continue to be enhanced over time.

On August 10, 2011, NT Media changed its name to Global Health Voyager, Inc. (the “Company” or “Global Health”) and discontinued developing media and entertainment assets and channels. In 2011, the Company phased out several websites, including www.neurotrash.tv, www.singlefathernetwork.com, and www.stemcellstalk.com, as it shifted its focus to the Company’s recently launched medical tourism web portal.

NOTE 2. GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”), which contemplates continuation of the Company as a going concern. As of and for the nine months ended September 30, 2012, the Company incurred a net loss of $463,960, had an accumulated deficit of $10,276,189, as well as a working capital deficit of $5,333,651. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The consolidated interim financial information as of September 30, 2012 and for the nine and three month periods ended September 30, 2012 and 2011 was prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with US GAAP was not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2012, its consolidated results of operations and cash flows for the nine and three month periods ended September 30, 2012 and 2011, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Basis of Consolidation

The consolidated financial statements include the accounts of Global Health, its wholly owned subsidiary, eCast, and its 51% owned subsidiary, SUD. eCast and SUD are inactive. All significant intercompany accounts and transactions were eliminated in consolidation.

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

Equipment and Depreciation

Equipment is recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs expensed as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any reselling gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for consolidated financial statements purposes. There was no depreciation recorded for the nine and three months ended September 30, 2012 and 2011.

Fair Value of Financial Instruments

The carrying value of cash, accounts payable, and accrued expenses are approximately at fair value.

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

Based on its evaluation, the Company concluded there were no significant uncertain tax positions requiring recognition in its financial statements as of September 30, 2012 and December 31, 2011.

The Company does not have any unrecognized tax benefits as of September 30, 2012 and December 31, 2011 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes during the nine months ended September 30, 2012 and 2011.

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

Impairment of Long-Lived Assets

The Company adopted ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company evaluates its long-lived assets by measuring the carrying amounts of assets against the estimated undiscounted future cash flows associated with them. At the time the carrying value of such assets exceeds the fair value (“FV”) of such assets, impairment is recognized.

Advertising Costs

Advertising costs are expensed as incurred. The Company did not incur any advertising costs during the nine months ended September 30, 2012 and 2011.

Loss per Share

The Company computes loss per share in accordance with ASC 260-10-45, “Earnings per Share”. The Statement requires dual presentation of basic and diluted Earnings per Share (“EPS”) on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and the denominator of the diluted EPS computation. The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the nine and three months ended September 30, 2012 and 2011 by the weighted average number of shares of common stock outstanding during the nine and three months ended September 30, 2012 and 2011. Common equivalent shares related to stock options and warrants were excluded from the computation of basic and diluted EPS for the nine and three months ended September 30, 2012 and 2011 because their effect is anti-dilutive.

Stock based compensation to other than employees

The Company accounts for equity instruments issued for the receipt of goods or services from other than employees in accordance with ASC 718, “Accounting for Stock-Based Compensation,” and the conclusions reached by ASC 505-50, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services”. Costs are measured at the estimated FV of the consideration received or the estimated FV of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued as consideration for other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by ASC 505-50. In the case of equity instruments issued to consultants, the FV of the equity instrument is recognized over the term of the consulting agreement.

Recently Issued Accounting Pronouncements

December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosure about Offsetting Assets and Liabilities,” (“ASU 2011-11”). ASU 2011-11 enhances disclosure regarding financial instruments and derivative instruments. Entities are required to provide both net and gross information for these assets and liabilities to enhance comparability between those entities that prepare their financial statements on the basis of US GAAP and those entities that prepare their financial statements on the basis of IFRS. This new guidance is to be applied retrospectively. The adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

On July 27, 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.”  ASU 2012-02 provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the FV of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement will not have a material impact on our financial statements.

There are no other recently issued accounting standards not yet adopted that would have a material affect on the Company’s consolidated financial statements.

NOTE 4. PREPAID EXPENSES

Prepaid expenses are FV of stock issued for consulting services for the period from June 12, 2011 to June 11, 2012.

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

During the quarter ended March 31, 2012, the Company issued a note of $12,000 at 12% and due on May 2, 2012. The note was verbally extended until September 1, 2012. During the quarter ended September 30, 2012, the Company repaid principal of $9,200. The remaining notes were verbally extended and payable upon demand.

The Company also issued a note of $50,000 on March 13, 2012 and due on April 17, 2012. The interest for the note was $500. The note was verbally extended for one month until May 25, 2012. The notes was verbally extended and are payable upon demand.

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

During the quarter ended June 30, 2012, the Company repaid principal of $15,000 and interest of $1,100 on the 12% interest note and interest of $1,100 of the note with interest of 12%.

On July 3, 2012, the Company issued a note of $2,000 at 12% and due on October 3, 2012. The note was verbally extended and payable upon demand.

On August 2, 2012, the Company issued a note of $1,800 at 12% and due on November 2, 2012. The note was verbally extended and payable upon demand.

On September 17, 2012, the Company issued a note of $6,500 at 12% and due on December 17, 2012. The note was payable upon demand.

At September 30, 2012 and December 31, 2011, notes payable to non-related parties consisted of the following:

	2012	2011
Interest at 12%, due on demand	$982,820	$981,755
Interest at 15%, due on demand	20,000	20,000
Interest at 10%, due on demand	128,000	128,000
Interest at 12.5%, due on demand	38,750	38,750
Interest at 5%, bridge note, due on demand	25,000	-
Interest at approximately $500 per month, due on demand	50,000	-
Notes payable bearing no interest, due on demand	6,000	6,000
Total Due	$1,250,570	$1,174,505

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

During the quarter ended June 30, 2012, the Company repaid principal of $2,700 and interest of $286.

During the quarter ended September 30, 2012, the Company repaid principal of $8,101 for the notes with interest of 12%.

At September 30, 2012 and December 31, 2011, notes payable to related parties was:

	2012	2011
Notes payable to Company’s President, interest at 12%, due on demand	$34,676	$44,010

NOTE 7. CONVERTIBLE NOTES PAYABLE

At December 31, 2010, the Company had $625,600 of 6% subordinated convertible notes outstanding. The notes are due to an unrelated party who owned less than 1% of the issued and outstanding stock of the Company as of December 31, 2010. As of December 31, 2011, all convertible notes payable related party were transferred to unrelated party. All notes are convertible to common shares, $0.001 par value, at the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company’s securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes to be converted on the sixth and seventh year of their anniversary date or are due and payable in the event that the Company’s shares of common stock are not publicly traded. All of these notes are classified as a current liability at December 31, 2011 and September 30, 2012.

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

The FV of the warrants was allocated to the total proceeds from the loans, based on the relative FV of the warrants and debts, as unamortized interest totaling $16,110, to be amortized over the term of the loans. The warrants were classified as equity. The amortized interest expense for the nine months ended September 30, 2012 and 2011 was $4,027 and $0; $1,343 and $0 was for the three months ended September 30, 2012 and 2011, respectively. The unamortized interest on warrants was $10,407 as of September 30, 2012.

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

On July 19, 2012, the Company entered into a Notes Purchase Agreement (“NPA”) with Asher Enterprises, Inc. (“Asher”). Under the terms of the NPA, the Company will issue to Asher convertible notes (the “Notes”) of $22,500. The Notes have a nine month maturity date from issuance. The notes bear interest at 8%. Any principal or interest on these notes which is not paid when due shall bear interest at 22% from the due date until paid. The conversion price shall equal the variable conversion price which shall mean 55% multiplied by the market price (representing a discount rate of 45%). Market price means the average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date.

At September 30, 2012 and December 31, 2011, convertible notes payable to non-related parties consisted of the following:

	2012	2011
Interest at 6%, due on demand	$282,200	$282,200
Interest at 6%, transferred from related party	625,600	625,600
Interest at 10%, due on demand	350,000	350,000
Interest at 8%, due in 2013	60,000	-
Interest at 12%, due in 2015	15,000	-
Total	1,332,800	1,257,800
Less: Notes payable converted	(81,462)	(42,500)
Less: Current portion	(886,338)	(865,300)
Less: Unamortized interest on warrants	(9,065)	(13,093)
Convertible notes payable, noncurrent	$355,935	$336,907

Interest expense on these notes for the nine months ended September 30, 2012 and 2011 was $64,917 and $23,124, respectively; and $21,169 and $12,580 for the three months ended September 30, 2012 and 2011 respectively.

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

On July 2, 2012, the Company entered into consulting agreements with four contractors to assist with the Company’s public awareness. The agreements continue until December 25, 2012 with the option of an additional three or six month renewal. As compensation, the Company will pay each contractor a consulting fee of $1,000 per month through issuance of the Company’s restricted common stock calculated at 20% discount of the average closing price of the lowest five trading days in the prior 20 trading days for a minimum period of six months. The first payment shall be made on the effective date of this agreement and subsequent payments shall be made payable on the first business day of each month for the duration of this contract. The expenses related to the project will be reimbursed by the Company. During the third quarter of 2012, the Company has recorded $4,000 consulting expense with issuing 1,344,000 shares.

Warrants

On June 30, 2011, the Company issued warrants to purchase 1,750,000 shares of its common stock at $0.10 per share as part of convertible note issuances.

Options

There were no options granted during the nine months ended September 30, 2012 and 2011.

Common stock purchase options and warrants consisted of the following at September 30, 2012 and December 31, 2011:

		Weighted Average	Aggregated
		Exercise	Intrinsic
	# of shares	Price	Value
Options:
Outstanding and exercisable, December 31, 2011	-	$-	$-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding and exercisable, September 30, 2012	-	-	$-

Warrants:
Outstanding and exercisable, December 31, 2011	-	$-	$-
Granted	1,750,000	0.10	-
Exercised	-	-	-
Expired	-	-	-
Outstanding and exercisable, September 30, 2012	1,750,000	$0.10	$-

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

During 2002, eCast, settled a lawsuit with its prior landlord of $100,000 and unpaid interest $13,178. As of September 30, 2012 the balance $113,178 due for the settlement had not been paid and is reflected as a current liability.

Management is aware of a threatened litigation matter involving the nonpayment of approximately $9,000 in legal fees. Management is not aware of any attempts by the claimant to pursue the litigation.

As previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, on November 1, 2010 the accounting firm of A.J. Robbins, P.C. filed a lawsuit in the District Court, City and County of Denver, Colorado, seeking recovery of fees allegedly owed for accounting services performed during 2004 to 2008. The claims have been asserted against the Company, a second corporate defendant, and our CEO, as a result of a personal guarantee. On December 15, 2010, Defendants filed an Answer which asserted several defenses. The parties exchanged initial disclosures, and the matter was set for trial on December 5, 2011. On August 3, 2011 the parties entered into a settlement agreement whereby the Defendants will jointly pay $85,000 to the plaintiffs and the Company will issue $45,000 of the Company’s stock to the plaintiffs. The Company was responsible to pay 50% of the cash payments, the other 50% of which was the responsibility of a second defendant. The cash payments were scheduled to be made in equal monthly payments over seven months commencing August 31, 2011. In consideration of the settlement, the parties executed a mutual release and agreed to withdraw the lawsuit. The releases and withdrawal are contingent upon the Company's full performance of the settlement agreement terms. The second defendant issued stock with a FV of $36,000 on the date of the agreement in full payment of the stock portion of the settlement agreement. As of November 11, 2012, the Company and the second corporate defendant have fulfilled all the obligations with respect to this liability and all of the $85,000 has been paid to the plaintiffs.

On January 5, 2012, Healthcare International Networks, LLC. (“HIN”) et. al. filed a lawsuit at the Los Angeles Superior Court, against the Company. The lawsuit filed by Plaintiffs alleges and seeks damages in the form of monetary relief for: 1) breach of contract; 2) conversion; and 3) Labor Code violations for failure to pay wages timely; and seeks equitable remedies in the form of: 1) rescission of contract; 2) declaratory relief; and 3) injunctive relief.

Legal representatives for HIN and for the Company determined the parties have come to an agreement to settle their dispute in Case No. BC476301.  The agreement will be as follows: In exchange for the Company providing HIN $10,000 worth of common stock, HIN, along with all other Plaintiffs in this action shall dismiss, with prejudice, their lawsuit that was filed against the Company on January 5, 2012.  In addition to this exchange of stock, the Company will relinquish any rights to the name Planet Hospital and will acknowledge the rescission of any alleged agreement between the Company and HIN for the purchase of the name Planet Hospital.

Said Stock is offered by the Company with the express condition that HIN or any other recipient of the stock provide the Company with a non-negotiable six months Option to buy-back the stock upon its choosing to do so, at a price of $10,000 or whatever value the stock may have at the time that the Company wishes to exercise its Option within 6 months, whichever price may be greater at that time.  Also within the six months that the Company has an Option to buy-back the stock, the Company shall be afforded the absolute Right of First Refusal, in the event that the recipient of the stock intends to distribute any portion of the stock in any manner.

The Company shall issue a public statement acknowledging the rescission of the asset purchase agreement.  HIN and associated other plaintiff shall forever waive their right to bring forth any cause of action arising from this alleged asset purchase agreement or any previously filed causes of action that were also associated with Case No. BC476301.

On November 8, 2012, a Notice of Settlement of Entire Case was filed with the Superior Court of California, County of Los Angeles, Stanley Mosk Courthouse, Department 32, which effectively notified the Court that this matter is presumed settled.  The Court shall, nevertheless, retain the original Final Status Conference Date and the Trial Date.  In addition the Court has designated an Order to Show Cause for January 14, 2013 in regards to Dismissal of this matter.

Legal Representatives for both HIN and the Company are exchanging communications regarding settlement of this matter and making efforts to finalize the settlement agreement before the parties are asked to review and sign the documents.  The settlement agreement will likely be completed by December 1, 2012.

NOTE 11. SUBSEQUENT EVENTS

On November 12, 2012, the Company entered into an NPA with Asher, a Delaware corporation. Under the terms of the NPA, the Company will issue to Asher convertible notes (the “Notes”) of $16,000. The Notes have a nine month maturity date from issuance. The notes bear interest at 8%. Any principal or interest on these notes which is not paid when due shall bear interest at 22% from the due date until paid. The conversion price shall equal the variable conversion price which shall mean 55% multiplied by the market price (representing a discount rate of 45%). Market price means the average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date.

On October 19, 2012, the Company issued a note of $50,000 to an unrelated party at 12% and due on January 1, 2013.

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

In addition, as part of its strategy of growth in the MTI, effective October 6, 2011, the Company entered into an Asset Purchase Agreement (the "Agreement") with Healthcare International Networks, LLC (“HIN”) et. al., a privately-owned Delaware limited liability company ("Seller"). Pursuant to the terms of the Agreement, the Company purchased substantially all of the operating assets associated with the website "Planet Hospital" as owned and operated by the Seller. The Seller agreed to retain all of its liabilities whether related to the Planet Hospital website or any other assets acquired by Company under the Agreement. The Company assumed no liabilities under the Agreement. As consideration for the transfer and sale of the Planet Hospital assets to the Company, the Company issued $90,000 of its unregistered Common Stock, at $0.144 per share (the "Consideration Shares"). The price per share of the Consideration Shares was based upon the average of the closing price of the Company's Common Stock for the 30 days preceding October 6, 2011. As such 625,000 shares of Common Stock were to be issued as Consideration Shares. The Consideration Shares have not been issued as the Seller did not respond to the Company’s repeated requests to provide the names of the individuals to which the shares were to be issued. The Company is currently involved in a lawsuit with the Seller. The Company has not assumed title to the Planet Hospital assets including the rights to the name and website domain.

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

Legal representatives for HIN, and for the Company determined the parties have come to an agreement to settle their dispute in Case No. BC476301.  The agreement is as follows: In exchange for the Company providing $10,000 worth of common stock, HIN, along with all other Plaintiffs in this action shall dismiss, with prejudice, their lawsuit filed against the Company on January 5, 2012.  In addition to this exchange of stock, the Company will relinquish any rights to the name Planet Hospital and will acknowledge the rescission of any alleged agreement between the Company and HIN for the purchase of the name Planet Hospital.

Said Stock is offered by the Company with the express condition that HIN or any other recipient of the stock provide the Company with a non-negotiable 6 months Option to buy-back the stock upon its choosing to do so, at a price of $10,000 or whatever value the stock may have at the time that the Company wishes to exercise its Option within six months, whichever price may be greater at that time.  Also within the six months that the Company has an Option to buy-back the stock, the Company shall be afforded the absolute Right of First Refusal, in the event that the recipient of the stock intends to distribute any portion of the stock in any manner.

The Company shall issue a public statement acknowledging the rescission of the asset purchase agreement.  HIN and associated other plaintiff shall forever waive their right to bring forth any cause of action arising from this alleged asset purchase agreement or any previously filed causes of action that were also associated with Case No. BC476301.

On November 8, 2012, a Notice of Settlement of Entire Case was filed with the Superior Court of California, County of Los Angeles, Stanley Mosk Courthouse, Department 32, which effectively notified the Court that this matter is presumed settled.  The Court shall, nevertheless, retain the original Final Status Conference Date and the Trial Date.  In addition the Court has designated an Order to Show Cause for January 14, 2013 in regards to Dismissal of this matter.

Legal Representatives for both HIN and the Company are exchanging communications regarding settlement of this matter and making efforts to finalize the settlement agreement before the parties are asked to review and sign the documents.  The settlement agreement will likely be completed by December 1, 2012.

On July 2, 2012, the Company entered into consulting agreements with four contractors to assist with the Company’s public awareness. The agreements shall continue until December 25, 2012 with the option of an additional three or six month renewal. As compensation, the Company will pay each contractor a consulting fee of $1,000 per month through issuance of the Company’s restricted common stock calculated at 20% discount of the average closing price of the lowest five trading days in the prior 20 trading days for a minimum period of six months. The first payment shall be made on the effective date of this agreement and subsequent payments shall be made payable on the first business day of each month for the duration of this contract. The expenses related to the project will be reimbursed by the Company. During third quarter ending September 30, 2012, the Company has recorded $4,000 consulting expense by issuing 1,344,000 shares.

Financing

We have generated no revenue from the sale of our products during the 2012 fiscal year, therefore, we must continue to rely on funding from other sources to support our operations. We have no committed sources of financing other than as disclosed in this Form 10-Q. Sales of our debt and equity securities and loans from related parties have provided us with the funding we needed in the past, although there is no guaranty that this funding will be available in the future. As we discuss below, our financial statements have been prepared assuming that we will continue as a going concern. Through September 30, 2012, we incurred cumulative losses of $10,276,189 including a net loss for the nine months ended September 30, 2012 of $463,960. It is unknown when, if ever, we will achieve a level of revenues adequate to support our costs and expenses, including the repayment of debt.

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

In the nine months ended September 30, 2012, the Company issued notes for $46,400 with interest of 12%, $75,000 convertible note (including $15,000 noncurrent) with interest of 8%, and $50,000 with monthly interest of $500. See the consolidated financial statements of the Company in Part I Item1 for further details on these financing transactions.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues for the three months ended September 30, 2012 and 2011 were $0.

General and administrative expenses were $80,578 during the three months ended September 30, 2012, a decrease of $299,417 or 74%, compared to $309,995 for the three months ended September 30, 2011.  The Company also incurred interest costs related to various notes of $55,972, a decrease of $526,379 from the prior period when we reported interest of $582,351. Operations were limited by the lack of available cash.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues for the nine months ended September 30, 2012 and 2011 were $0.

General and administrative expenses were $288,521 during the nine months ended September 30, 2012, a decrease of $246,992 or 46%, as compared to $535,513 for the nine months ended September 30, 2011.  The Company also incurred interest costs related to various notes in the amount of $175,439; a decrease of $512,998 from the prior period when we reported interest costs of $688,437. Operations were limited by the lack of available cash.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, and that would be considered material to investors.

Liquidity and Capital Resources

We have incurred operating losses since inception. As of September 30, 2012, we have an accumulated deficit of $10,276,189. At September 30, 2012, we have $15 in cash and equivalents and a net working capital deficit of $5,333,151.

The Company had cash of $15 at September 30, 2012. Historically the Company’s source of cash for operations has been the sale of equity and debt securities. There can be no assurance that sales of the Company’s securities, or sale of the Company’s products and services will provide sufficient capital for its operations or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. As of September 30, 2012, $759,252 in principal and interest of certain promissory notes issued by the Company were due or were to become due on or before October 3, 2012.  The notes due on or before October 3, 2012 were verbally extended and are payable upon demand.

The Company and its wholly owned subsidiary, eCast Media Corporation, Inc. (“eCast”), were dependent on borrowed or invested funds to finance their ongoing operations. As of September 30, 2012, eCast owed $620,000 on 6% convertible notes and the Company owed $210,338 on 6% convertible notes. These notes were issued to two of the Company’s major stockholders. These notes are classified as current liabilities. We anticipate we will continue borrowing funds or obtaining additional equity financing to provide working capital. We do not have sufficient cash on hand or from operations to support the Company's operations for the next 12 months.

The audit report of the Company’s independent registered public accounting firm for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K for the year then ended, includes a “going concern” explanation. In the auditor’s opinion, the Company’s limited operating history and accumulated deficit as of December 31, 2011, raised substantial doubt about the Company’s ability to continue as a going concern. We require approximately $5.69 million over the next 12 months to pay off accounts payable, accrued expenses and the convertible notes and notes payable reaching maturity unless we obtain additional extensions.

Due to our limited cash flow, operating losses and intangible assets, it is unlikely we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from our major stockholders and other outside sources to fund our current operations. If these outside sources are unwilling or unable to provide necessary working capital to us, we will probably not be able to sustain operations. We have no written agreements or contractual obligations in place which require our outside sources to continue to finance our operations. The Company's and eCast's convertible notes of $1,250,898 are convertible when the Company's or eCast's securities (as the case may be) are trading publicly and the underlying stock of the convertible notes has been registered with the SEC on a registration statement that has been declared effective. If they remain unpaid, the notes will automatically convert to Common Stock on the fifth anniversary of their respective issuances. Thus, $872,463 of current convertible notes would be mandatorily converted during 2012 unless they become eligible for conversion prior to that time, or have been extended by the parties. The parties have verbally agreed to extend the mandatory conversion for one year.

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

Operating Activities

During the nine months ended September 30, 2012, the Company used $142,515 of cash in operating activities, primarily to fund its net loss. Non-cash adjustments included $4,029 for the amortization of interest on warrants, $20,800 for share-based payments to consultants, and $630 for a gain on settlement of debt. Cash provided by operating activities included a decrease $6,188 in prepaid expenses and increase of $291,057 in accounts payable and accrued expenses.

During the nine months ended September 30, 2011, the Company used $315,468 of cash in operating activities. Non-cash adjustments included $338,300 for share-based payments to consultants and employees. Cash provided by operating activities included increases of $783,003 in accounts payable and accrued expenses. Cash used in operating activities included an increase of $212,021 in prepaid expenses.

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

Going Concern

The accompanying financial statements were prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2012, the Company has incurred cumulative losses of $10,276,189 including a net loss for the nine months ended September 30, 2012 of $463,960. As the Company has no cash flow from operations, its ability to maintain its status as an operating company is dependent upon obtaining adequate cash to finance its overhead, sales and marketing activities, and the acquisition of other companies in the MTI industry. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next 12 months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash the Company will have for its operations. Accordingly, there is no assurance the Company will be able to implement its plans.

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

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” means controls and other procedures of the Company designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

   OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

During 2002, the Company's subsidiary settled a lawsuit with its prior landlord for $100,000. As of September 30, 2012 the balance of the settlement had not been paid and is reflected as a current liability in the accompanying consolidated balance sheet. Management is aware of a threatened litigation matter involving the nonpayment of certain legal fees of approximately $9,000. Management is not aware of any attempts by the claimant for pursuit of the litigation.

As previously reported in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, on November 1, 2010 the accounting firm of A.J. Robbins, P.C. filed a lawsuit in the District Court, City and County of Denver, Colorado, seeking recovery of fees allegedly owed for accounting services performed during 2004 to 2008. The claims have been asserted against the Company, a second corporate defendant, and our CEO, as a result of a personal guarantee. On December 15, 2010, Defendants filed an Answer which asserted several defenses. The parties exchanged initial disclosures, and the matter was set for trial commencing on December 5, 2011. On August 3, 2011 the parties entered into a settlement agreement whereby the Defendants in the case will jointly pay $85,000 to the plaintiffs and the Company will issue $45,000 of the Company’s stock to the plaintiffs. The Company was responsible to pay 50% of the cash payments, the other 50% of which was the responsibility of a second defendant. The cash payments were scheduled to be made in equal monthly payments over 7 months commencing on August 31, 2011. In consideration of the settlement, the parties have executed a mutual release and have agreed to withdraw the lawsuit. The releases and withdrawal are contingent upon the Company's full performance of the settlement agreement terms. The second defendant issued stock with a fair market value of $36,000 on the date of the agreement in full payment of the stock portion of the settlement agreement. As of November 11, 2012, the Company and the second corporate defendant have fulfilled all the obligations with respect to this liability and all of the $85,000 has been paid to the plaintiffs.

As previously reported in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, on January 5, 2012, Healthcare International Network, LLC, a Delaware limited liability company, DBA Planet Hospital, Rupak Acharyya aka Rudy Rupak, and Geoff Moss filed a lawsuit at the Los Angeles Superior Court, Case No. BC476301 collectively as "Plaintiffs" against the Company.  The lawsuit filed by Plaintiffs alleges and seeks damages in the form of monetary relief for: 1) breach of contract; 2) conversion; and 3) Labor Code violations for failure to pay wages timely; and seeks equitable remedies in the form of: 1) rescission of contract; 2) declaratory relief; and 3) injunctive relief.

Legal representatives for Healthcare International Networks, LLC. (HIN) et. al., and for the Company determined the parties have come to an agreement to settle their dispute in Case No. BC476301.  The agreement will be as follows: In exchange for the Company providing HIN a total of $10,000 worth of common stock, HIN, along with all other Plaintiffs in this action, shall dismiss, with prejudice, their lawsuit that was filed against the Company on January 5, 2012.  In addition to this exchange of stock, the Company will relinquish any rights to the name Planet Hospital and will acknowledge the rescission of any alleged agreement between the Company and HIN for the purchase of the name Planet Hospital.

Said stock is offered by the Company with the express condition that HIN or any other recipient of the stock provide the Company with a non-negotiable six months Option to buy-back the stock upon its choosing to do so, at a price of $10,000 or whatever value the stock may have at the time that the Company wishes to exercise its Option within six months, whichever price may be greater at that time.  Also within the six months that the Company has an Option to buy-back the stock, the Company shall be afforded the absolute Right of First Refusal, in the event that the recipient of the stock intends to distribute any portion of the stock in any manner.

The Company shall issue a public statement acknowledging the rescission of the asset purchase agreement.  HIN and associated other plaintiffs shall forever waive their right to bring forth any cause of action arising from this alleged asset purchase agreement or any previously filed causes of action that were also associated with Case No. BC476301.

On November 8, 2012, a Notice of Settlement of Entire Case was filed with the Superior Court of California, County of Los Angeles, Stanley Mosk Courthouse, Department 32, which effectively notified the Court that this matter is presumed settled.  The Court shall, nevertheless, retain the original Final Status Conference Date and the Trial Date.  In addition the Court has designated an Order to Show Cause for January 14, 2013 in regards to dismissal of this matter.

Legal representatives for both HIN and the Company are exchanging communications regarding settlement of this matter and making efforts to finalize the settlement agreement before the parties are asked to review and sign the documents.  The settlement agreement will likely be completed by December 1, 2012.

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

On July 6, 2012, the Company converted a note with principal of $4,000 into 2,000,000 shares of Common Stock at $0.002 per share.

On July 19, 2012, the Company issued to Asher Enterprises, Inc., convertible notes of $22,500 at 8% and due on April 23, 2013 for cash in the amount of $22,500.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

The Company has no disclosure applicable to this item.

ITEM 5.          OTHER INFORMATION

None.

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

GLOBAL HEALTH VOYAGER, INC.

Dated: November 19, 2012	/s/ Ali Moussavi
Ali Moussavi,
President, Chief Executive Officer (Principal Executive Officer), and Acting Chief Financial Officer (Acting Principal Financial Officer)

