Form 10-K
period 2012-12-31
GLOBAL HEALTH VOYAGER INC
filed 2013-05-17
CIK 318622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One):

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number 000-31012

GLOBAL HEALTH VOYAGER, INC.
 (Exact name of registrant as specified in its charter)

Delaware	94-3357128
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7800 Oceanus Drive, Los Angeles, CA	90046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 273-2661

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the common stock held by non-affiliates as of June 29, 2012 was $839,062.65.

As of May 15, 2013, there were 93,424,563 shares of the registrant’s common stock outstanding.

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

OTHER PERTINENT INFORMATION

Throughout this Annual Report references to “we”, “our”, “us”, “the Company”, and similar terms refer to Global Health Voyager, Inc. and its subsidiaries.

PART I

Item 1.  Description of Business

General

On November 1, 2010, the Company's board of directors and management decided to change the focus of its business from entertainment and website development to websites dedicated to the facilitation of medical tourism. The Company believes that due to the potential high growth in the medical tourism industry, it is a better use of the Company's resources. The Company discontinued operations and maintenance of web destinations it launched in the last several years, as it has transitioned operations toward the development of one or more medical tourism websites.

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

New Company Focus

The Company focus is on the medical tourism industry which it believes has high growth potential with minimal upfront web portal development costs. The Company has recognized a unique opportunity to utilize its core competencies in web development in the emerging medical tourism market. The Company’s new vision is to be a premier international medical tourism company via acquisitions, partnerships, affiliations, and the development of web portals for resources in the medical tourism industry. The Company’s mission is to facilitate exceptional health care and services by highly qualified surgeons/physicians and advanced state-of-the-art facilities abroad for a fraction of the cost of traditional healthcare in the US. The Company extends its services to other developed nations by providing potential patients the opportunity to research and connect with medical providers outside of their country of residence. The Company’s sole employee is its president and he will continue his role as such. The Company plans to hire outside consultants and contractors in the initial phases of the business transition to develop the Company's websites, partnerships and content with respect to all aspects of non-US medical services, transportation and regulations. The Company will seek financing for the venture through private placements of equity and the issuance of debt securities to private investors. There can be no assurance that the Company will successfully transition its business operations, attract or retain new personnel or obtain financing on terms satisfactory to the Company, if at all.

The Company’s core competencies in web developing, marketing, and social networking allows it to cost effectively provide information about world-class healthcare services via its medical tourism website which was launched in the second quarter of 2011.

In addition, as part of its strategy of growth in the medical tourism industry, effective October 6, 2011, the Company entered into an Asset Purchase Agreement (the "Agreement") with Healthcare International Networks, LLC (“HIN”), a privately-owned Delaware limited liability company ("Seller"). Pursuant to the terms of the Agreement, the Company purchased substantially all of the operating assets associated with the website "Planet Hospital" as owned and operated by the Seller. The Seller agreed to retain all of his liabilities whether related to the Planet Hospital website or any other assets acquired by Company under the Agreement. The Company assumed no liabilities under the Agreement. As consideration for the transfer and sale of the Planet Hospital assets to the Company, the Company agreed to issue $90,000 of its unregistered Common Stock, at $0.144 per share (the "Consideration Shares"). The price per share of the Consideration Shares was based upon the average of the closing price of the Company's Common Stock for the thirty days preceding October 6, 2011. As such 625,000 shares of Common Stock were to be issued as Consideration Shares. The Consideration Shares have not been issued as the Seller did not respond to the Company’s repeated requests to provide the names of the individuals to which the shares were to be issued. The Company has not assumed title to the Planet Hospital assets including the rights to the name and website domain. The agreement has been terminated through a court settlement.

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

Medical tourism is experiencing growth in the US and abroad driven by disparity in cost for required and elective surgical and other medical treatments and procedures within and outside of the US. Patients Beyond Borders, which produces guidebooks for medical tourists, estimates that some seven million patients a year travel for care, making for a $20-35 billion market. The Company intends to capitalize on the growth in this industry through the development of our web-based platform and by developing relationships with hospitals and health care providers worldwide. We believe the website planned by the Company will make it easy for patients to navigate and obtain information regarding healthcare services performed worldwide.

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

On March 20, 2012, the Company announced a new data partnership to provide patients with HIPPA-compliant records storage. Through a contract with Janus Medical Systems, the Company will offer its patients and members the ability to store their entire family's medical records in one secure place. This new service is an extension of the Company’s offerings to patients who wish to exercise more control over their healthcare options.

On March 26, 2012, the Company announced a 24-hour nursing support service. The service matches nurses with patients based on their particular ailment or condition. The Company expects to offer the service for free to current Global Health Voyager members who use the Company for a medical procedure. The Company is also considering creating a new tier of membership for anyone who has not used Global Health Voyager to book a procedure but is considering doing so. Members at this tier of membership would pay a fee for this service. The Company is evaluating several third party firms to which this function will be outsourced.

The Company plans to continue establishing and growing its network of hospitals, clinics, insurance providers, travel agencies, and other facilitators within the medical tourism industry.

Governmental Approval

We are subject to a number of US federal, state and foreign laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These may involve user privacy, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation and online payment services. In particular, we are subject to federal, state, and foreign laws regarding privacy and protection of user data. In addition, we may be subject to existing and potential government regulations applicable to how various entities and individuals can use and disclose protected health information. Compliance with these laws and regulations may impose significant costs and risks on our company, or may subject us to liability if we do not successfully comply with their requirements, whether intentionally or unintentionally. Specific laws that may impact our business include the Health Information Technology for Economic and Clinical Health Act and the Health Insurance Portability and Accountability Act.

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

Employees

As of May 1, 2013 we had one employee. We also employ outside consultants from time-to-time to provide various services. Our employee is not represented by a labor union.

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

Our independent auditors’ report, dated May 17, 2013 includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit and accumulated deficit of $10.50 million as of December 31, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We have experienced operating losses since the date of the auditors’ report and in prior years. Our auditors’ report may impede our ability to raise additional capital on terms acceptable to us. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors. If we are unable to continue as a going concern, your entire investment in us could be lost.

Our failure to timely pay our indebtedness may require us to consider steps that would protect our assets against our creditors.

If we cannot raise additional capital, we will not be able to repay our debt or pursue our business strategies as scheduled, or at all, and we may cease operations. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms. As of December 31, 2012, we have approximately $2.17 million in debt obligations, including interest, payable within the next 12 months. During 2012, we issued debt of approximately $269,900. These notes are either being paid currently or have been extended by agreement. However, we cannot assure you any note holder will continue to extend payment of these debt obligations or ultimately agree to revise the terms of this debt to allow us to make scheduled payments over an extended period of time. We have no cash on hand and we do not expect to generate material cash from operations within the next 12 months. We have attempted to raise additional capital through debt or equity financings and to date have had limited success. Our common stock trades on the Over The Counter Bulletin Board which makes it more difficult to raise capital than if we were trading on the NASDAQ Stock Market. Also, our default in repaying our debt may make it more difficult for us to raise additional capital. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

We have a history of losses and we do not anticipate that we will be profitable in fiscal 2013.

We have incurred losses since inception and did not generate sufficient revenues to cover our expenses during 2011 and 2012. We had an accumulated deficit of $10.50 million as of December 31, 2012. During 2012, we incurred a net loss of $0.69 million. Achieving profitability depends upon numerous factors, including our ability to raise additional capital in order to produce projects, which in turn will generate sales. We do not anticipate we will be profitable in 2013. As a result of the losses and negative cash flows from operations, our ability to continue operations will depend on our ability to generate revenues and the availability of outside financing for working capital. If we are unable to generate sufficient revenues in the near future to cover our expenses or obtain outside capital to cover operating expenses, we may be unable to expand or maintain business operations.

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

Our ability to establish our current websites and launch new ones bears risk. If we are not able to gain acceptance in the medical tourism and health care markets, we may not be able to generate meaningful revenue and may not be able to continue to operate. Our commercial success will also depend on our ability to market our websites which will require additional capital. If we cannot market effectively and we do not attract significant visitors to our websites, it will be difficult to recognize advertising revenue.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Our management has determined that as of December 31, 2012, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting as described in Part II – Item 9A – Controls and Procedures. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis. If the result of our remediation efforts described in Part II – Item 9A – Controls and Procedures is not successful, or if additional material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

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

The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price, which may result in substantial losses to you.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common stock is sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our common stock could, for example, decline precipitously in the event that a large number of shares are sold on the market without commensurate demand, as compared to the market for securities or a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products and services. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of shares for sale at any time will have on the prevailing market price.

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

Our common stock is quoted on the OTCBB which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board (the “OTCBB”). The OTCBB is a significantly more limited market than the New York Stock Exchange or the NASDAQ Stock Market. The quotation of our shares on the OTCBB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

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

Item 2.  Properties

Our principal offices are located at 7800 Oceanus Avenue, Los Angeles, California 90046. We presently occupy the offices of our President, Mr. Ali Moussavi, at no cost to us, as our sole office, an arrangement which we expect to continue until the Company raises enough capital to move offices.

Item 3.  Legal Proceedings

During 2002, the Company's subsidiary settled a lawsuit with its prior landlord for $100,000. As of December 31, 2012 the balance due for the settlement had not been paid and is reflected as a current liability in the accompanying consolidated balance sheet.

Management is aware of a threatened litigation matter involving the nonpayment of certain legal fees. The claim for this matter is approximately $9,000. Management is not aware of any attempts by the claimant for pursuit of the litigation.

On November 1, 2010 the accounting firm of A.J. Robbins, P.C. filed a lawsuit in the District Court, City and County of Denver, Colorado, seeking recovery of fees allegedly owed for accounting services performed during 2004 to 2008. The claims have been asserted against the Company, a second corporate defendant, and our CEO, as a result of a personal guarantee. On December 15, 2010, Defendants filed an Answer which asserted several defenses. The parties exchanged initial disclosures, and the matter was set for trial commencing on December 5, 2011. On August 3, 2011 the parties entered into a settlement agreement whereby the Defendants in the case will jointly pay $85,000 to the plaintiffs. The Company was responsible to pay 50% of the cash payments, the other 50% of which was the responsibility of a second defendant. The cash payments were scheduled to be made in equal monthly payments over 7 months commencing on August 31, 2011. In consideration of the settlement, the parties have executed a mutual release and have agreed to withdraw the lawsuit. The releases and withdrawal are contingent upon the Company's full performance of the settlement agreement terms. As of December 31, 2012, the Company and the second corporate defendant have fulfilled all the obligations with respect to this liability and all of the $85,000 has been paid to the plaintiffs.

On January 5, 2012, Healthcare International Network, LLC, a Delaware limited liability company, DBA Planet Hospital, Rupak Acharyya aka Rudy Rupak, and Geoff Moss filed a lawsuit at the Los Angeles Superior Court, collectively as "Plaintiffs" against the Company. The lawsuit filed by Plaintiffs alleges and seeks damages in the form of monetary relief for: breach of contract, conversion and State of California labor code violations for failure to pay wages timely; and seeks equitable remedies in the form of: rescission of contract; declaratory relief; and injunctive relief.

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

On March 8, 2013, HIN and the Company entered into a settlement agreement whereby the Company would issue to HIN and all other Plaintiffs in this case an aggregate of $10,000 worth of the Company’s common stock. In addition to this exchange of stock, the Company will relinquish any rights to the name Planet Hospital and will acknowledge the rescission of any alleged agreement between the Company and HIN for the purchase of the name Planet Hospital.

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

HIN and associated other plaintiff have forever waived their right to bring forth any cause of action arising from this alleged asset purchase agreement or any previously filed causes of action that were also associated with Case No. BC476301.

On November 8, 2012, a Notice of Settlement of Entire Case was filed with the Superior Court of California, County of Los Angeles, Stanley Mosk Courthouse, Department 32, which effectively notified the Court that this matter is presumed settled. The Court shall, nevertheless, retain the original Final Status Conference Date and the Trial Date. In addition the Court has designated an Order to Show Cause for January 14, 2013 in regards to Dismissal of this matter. This case was settled and dismissed with prejudice from the court's jurisdiction, and has been dismissed with prejudice since March 8, 2013.

Legal Representatives for both HIN and the Company have exchanged communications regarding settlement of this matter and have finalized the settlement agreement. The settlement agreement was completed on February 20, 2013.

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

	High Bid	Low Bid

Year Ended December 31, 2011
First Quarter	$0.0125	$0.028
Second Quarter	0.02	0.035
Third Quarter	0.0801	0.066
Fourth Quarter	0.0279	0.0211

Year Ended December 31, 2012
First Quarter	$0.007	$0.0059
Second Quarter	0.005	0.004
Third Quarter	0.004	0.004
Fourth Quarter	0.0019	0.0015

Holders

As of May 1, 2012, we had 120 shareholders of record of our common stock. Our Transfer Agent is Transfer Online, 512 SE Salmon Street, Portland, OR 97214.

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

Recent Sales of Unregistered Securities

During 2012, we issued the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are “accredited investors” for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

•	During 2012, 10,127,631 shares of common stock to various note holders to convert outstanding debt obligations valued at approximately $68,835, as follows:
•	On February 8, 2012, the Company converted a note with principal of $16,883 and interest of $1,117 into 1,800,000 shares of Common Stock at conversion price of $0.01 per share.
•	On February 9, 2012, the Company converted a note of $18,000 of accrued interest into 1,800,000 shares of Common Stock at conversion price of $0.01 per share
•	On February 27, 2012, the Company converted a note with principal of $15,030 into 1,800,000 shares of Common Stock at conversion price of $0.008 per share.
•	On March 29, 2012, the Company converted a note with principal of $3,049 and interest of $4,951 into 2,000,000 shares of Common Stock at conversion price of $0.004 per share.
•	On May 14, 2012, the Company converted interest of $7,705 into 2,027,631 shares of the Company’s Common Stock at conversion price of $0.0038 per share.
•	On December 5, 2012, the Company converted a note with principal of $2,100 into 2,500,000 shares of Common Stock at conversion price of $0.00084 per share.

Item 6.  Selected Financial Data.

As a smaller reporting company, we are not required to furnish this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Prior to 2011, the Company had been primarily engaged in developing, producing and distributing programming for the entertainment industry including creating music platforms and skilled gaming in the US and abroad and vertical social and professional networks. The Company discontinued developing media and entertainment assets and channels. The Company completed phasing out several websites in 2011, including www.neurotrash.tv, www.singlefathernetwork.com, and www.stemcellstalk.com. On November 1, 2010, the Company's board of directors and Management decided to change the focus of its business from entertainment and website development to websites dedicated to the facilitation of medical tourism. Over the next twelve-month period, we anticipate needing the following operating amounts:

Purpose	Amount
Additional Employees	$150,000
Marketing and Public Relations Campaigns	635,000
Participation in Industry and Trade Functions	82,000
Ongoing Operations	330,000
Capital needed for convertible notes reaching maturity (unless notes are extended)	885,000
Capital needed for notes payable reaching maturity (unless notes are extended)	1,283,000
Capital needed to pay accounts payable and accrued expenses	$3,297,000

Outside financing will continue to be necessary to meet our anticipated working capital needs for the foreseeable future. Given our current financial position for the immediate future, we expect to operate our current lines of business under strict budgetary constraints to keep operating expenses as low as possible until we are able to raise capital to further implement our medical tourism business. We will attempt to negotiate extensions of our debt obligations or negotiate for the conversion of some or all of our debt into equity; however, we cannot assure our success. We will seek equity or debt financing but we cannot make any assurances that we will close on such financings on terms acceptable to us, if at all.

The Company’s Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative audited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Results of Operations for Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Revenue

Revenue during the twelve months ended December 31, 2012 and December 31, 2011 was $0 and $0, respectively.

Operating Expenses

Operating expenses during the twelve months ended December 31, 2012 totaled $384,636, as compared to operating expenses totaling $1,075,763 in the comparable period in 2011. These expenses are primarily attributable accounting and attorney fees,

Loss from Continuing Operations

Our loss from continuing operations during the twelve months ended December 31, 2012 totaled $686,379, as compared to a net loss from continuing operations of $1,837,803 in the comparable period in 2011. The decrease of $1,151,424 was primarily attributable to lower expenses from the phasing out of the Company’s web development projects.

Liquidity and Sources of Capital

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have incurred operating losses as of December 31, 2012 with an accumulated deficit of $10.50 million. At December 31, 2012, we had $0 cash and equivalents and a net working capital deficit of $5.46 million.

During the last four years, both our Company and our wholly owned subsidiary, eCast, have been dependent on borrowed or invested funds in order to finance their ongoing operations. As of December 31, 2012, eCast had $620,000 in outstanding debt represented by 6% convertible notes while we had $210,338 in outstanding debts represented by 6% convertible notes. These notes were issued to two of our major stockholders and are classified as current liabilities at December 31, 2012. During 2012, we converted $37,062 of principal under these notes to the Company's common stock.

During 2012, we issued unsecured 1% interest bearing promissory notes totaling $50,000 to a third party, $50,000 of which was repaid as of December 31, 2012.

During 2012, we borrowed $2,000 from our President through non-interest bearing notes, of which none was repaid as of December 31, 2012. The Company made payments of principal to its President of $11,661 during 2012 for loans originating in prior years. From non-related parties, we borrowed $154,400 including $25,000 bridge loan and repaid $78,335 during 2012. We anticipate having to continue to borrow funds or obtain additional equity capital to provide our working capital.

The audit report of our independent registered public accounting firm as of and for the year ended December 31, 2012 includes a “going concern” explanation. In the accountant’s opinion, our limited operating history and the accumulated net deficit as of December 31, 2012, raised substantial doubt about our ability to continue as a going concern. We require approximately $5.46 million in capital over the next 12 months to pay off accounts payable and accrued expenses, and convertible notes and notes payable reaching maturity unless we receive additional extensions.

Due to our limited cash flow, operating losses and intangible assets, it is unlikely we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from our stockholders and other outside sources in order to fund our current operations. If these outside sources are unwilling or unable to provide necessary working capital to us, we would probably not be able to sustain our operations. There is no written agreement or contractual obligation which would require our outside sources to fund our operations up to a certain amount or indeed continue to finance our operations at all. The Global Health Voyager and eCast notes are voluntarily convertible when our or eCast's securities (as the case may be) are trading publicly and the underlying stock of the convertible notes has been registered with the SEC and declared effective. As of December 31, 2012, the Company's and eCast's convertible notes of $950,415 are convertible when the Company's or eCast's securities (as the case may be) are trading publicly and the underlying stock of the convertible notes has been registered with the SEC on a registration statement that has been declared effective. If they remain unpaid, it is mandatory they be converted or paid on the fifth year of their anniversary date. The notes were extended indefinitely by mutual agreement between both parties.

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

The Company anticipates cash requirements of approximately $5.46 million in the next 12 months, the bulk of which would be put toward the repayment of notes that will be due and for capital required for launching and promoting the Company. The remainder will be used for marketing and professional services and personnel. We will attempt to raise such funds through private placements of debt and equity throughout the year, but there can be no assurance that we will be successful in such private placements.

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

Item 8.  Financial Statements and Supplementary Data.

Our financial statements and related notes are set forth at pages F-1 through F-21 of this Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") who is also our Chief Financial Officer ("CFO"), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation solely as a result of the material weaknesses discussed below, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

The specific material weaknesses identified by our management were as follows:

•	The lack of a fully functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal controls over financial reporting.
•
Our CEO and Acting CFO identified a lack of sufficient internal accounting and book keeping staff and accountability. Because of the Company's severe cash constraints, there are no employees or contractors dedicated solely to the functions of book keeping or accounting.

•	The Company's current personnel lack sufficient skills, training and experience in the review process in order to ensure the complete and proper application of US GAAP.
•	We did not have formal policies governing certain accounting transactions and financial reporting processes;
•	We did not obtain attestations by all members of our board of directors, our executive officers and our employees regarding their compliance with our Code of Ethics.
•
We did not perform adequate oversight of certain accounting functions and maintained inadequate documentation of management review and approval of accounting transactions and financial reporting processes; and

•
We had not fully implemented certain control activities and capabilities included in the design of our financial system. Certain features of our financial system are designed to automate accounting procedures and transaction processing, or to enforce controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, due to the material weaknesses described above, our internal control over financial reporting was not effective as of December 31, 2012.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

We have made efforts to remediate the material weaknesses described above, but due to our lack of financial resources, our efforts have been limited. In our continuing efforts to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate, the following series of measures once we have adequate financial resources:

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

Management believes the actions described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. As we work towards improvement of our internal control over financial reporting and implement remediation measures identified above, we may supplement or modify these remediation measures described above.

Our management believes that our disclosure controls and procedures provide a reasonable level of assurance of achieving their objections. Our management does not expect, however, that our disclosure controls and procedures or internal financial controls will prevent all errors or fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Set forth below are the names, ages, positions and business experience of our directors and executive officers as of May 15, 2013.

Name	Age	Position

Ali Moussavi	42	Chief Executive Officer, President, Acting Chief Financial Officer and Chairman of the Board of Directors

Christopher Briggs	42	Director

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

Involvement in Certain Legal Proceedings

Except as set forth below, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past five years.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership, and reports of changes in ownership, of our common stock and other equity securities of ours. Executive officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports that they file. To our knowledge, based solely on a review of the copies of the reports furnished to us, and representations from our executive officers and directors that no other reports were required during the fiscal year ended December 31, 2012, we believe our executive officers, directors and greater than ten percent shareholders of our common stock complied with all Section 16(a) filing requirements applicable to them with the exception of one Form 4 filing by Mr. Moussavi in connection with one compensatory stock option award.

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

Board Oversight in Risk Management

Our Chief Executive Officer also serves as Chairman of the Board of Directors and we do not have a lead director. In the context of risk oversight, we believe that our selection of one person to serve in both positions provides the Board with additional perspective which combines the operational experience of a member of management with the oversight focus of a member of the Board. The business and operations of our company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks, that our company faces. Because our Board is comprised solely of members of our management, these individuals are responsible for both the day-to-day management of the risks we face as well as the responsibility for the oversight of risk management.

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

Item 11.  Executive Compensation

Executive Compensation

The following executive compensation disclosure reflects all compensation awarded to, earned by, or paid to our named executive officers below for the fiscal years ended December 31, 2012 and December 31, 2011. No other executive officer earned in excess of $100,000 in 2012.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award ($)	Option Award ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ali Moussavi, President, CEO, Acting CFO, and Chairman of the board of directors	2012	150,000	--	--	--	--	--	--	150,000

Ali Moussavi, President, CEO, Acting CFO, and Chairman of the board of directors	2011	150,000	--	--	35,000	--	--	--	185,000

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options and stock awards that have not vested and equity incentive plan awards for each named executive officer outstanding at December 31, 2012.

Compensation of Directors

No director received compensation during 2012.

Employment Agreements

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of May 13, 2013, relating to the ownership of our common stock, by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors and nominees, (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Class (1)

Christopher Briggs (2) 616 Milwood Ave. Venice, CA 90921	1,000	*
Ali Moussavi (3) 7800 Oceanus Ave Los Angeles, CA 90046	11,000,000	*
Astor Capital, Inc. (4) 340 N. Camden Drive #302 Beverly Hills, CA 90210	22,899	*
Directors and executive officers as a group (2 persons)	11,023,899	*

* Less than 1%.

(1)
Under Rule 13d-3 under the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by that person (and only that person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership with respect to the number of shares of our common stock actually outstanding at May 13, 2013. As of May 13, 2013, we had 999,861,927 common shares, $.001 par value, outstanding.

(2)	Mr. Briggs serves as a director of the Company.
(3)
Mr. Moussavi serves as President, CEO, Acting CFO of the Company, and Chairman of our board of directors. The number of shares beneficially owned by Mr. Moussavi includes 10,000,000 shares of common stock presently outstanding, 1,000,000 shares of common stock subject to a stock option and 22,899 shares of common stock owned by Astor Capital, Inc.

(4)
Mr. Moussavi served as a Managing Partner of Astor Capital, Inc. from 1995 to November of 2005. Mr. Moussavi does not exercise sole voting power or control over Astor Capital, Inc. and disclaims beneficial ownership of such shares except to the extent of his pecuniary interest in Astor Capital, Inc.

Change In Control

We are not aware of any arrangement that might result in a change in control in the future.

Item 13.  Certain Relationships and Related Transactions

Described below are certain transactions or series of transactions since January 1, 2012 between us and our executive officers, directors and the beneficial owners of five percent or more of our common stock, on an as converted basis, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, other than compensation arrangements that are otherwise required to be described under “Executive Compensation.”

In 2012, we issued unsecured non-interest bearing promissory notes totaling $2,000 to Mr. Moussavi and repaid $11,661 principal to Mr. Moussavi during 2012.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees by Goldman Kurland and Mohidin LLP ("GKM”), for the audit and reviews of our financial statements and services normally provided by an accountant in connection with statutory and regulatory filings or engagements for 2012 and 2011, were $48,750 and $48,750, respectively.

Audit-Related Fees

There were no fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for 2012 and 2011, respectively.

Tax Fees

The aggregate fees billed by GKM for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2012 and 2011, were approximately $0 and $0 respectively.

All Other Fees

No other fees were billed by GKM for 2012 and 2011.

Prior to engagement, the Board pre-approves all audit or non-audit services performed by the independent auditor.

Item 15.  Exhibits

The following documents are filed as part of this Annual Report on Form 10-K:

(a)	Documents filed as a part of this report:

(1)	Financial Statements

The financial statements of Global Health Voyager, Inc. and its subsidiaries for the periods ended December 31, 2012 and 2011 and GKM’s report dated May 16, 2013.

(2)	Financial Statement Schedules

Not required.

(b)	Exhibits:

Exhibit 2.1	(1)	Stock Exchange Agreement dated April 17, 2001.
Exhibit 3.1	(2)	Certificate of Incorporation, as amended
Exhibit 3.2	(3)	Bylaws dated March 14, 2000.
Exhibit 4.1	(8)	2009 Equity Incentive Plan dated March 6, 2009
Exhibit 4.2	(10)	Form of Common Stock Purchase Warrant
Exhibit 10.1	(7)	Executive Employment Agreement with Ali Moussavi
Exhibit 10.2	(6)	Collaboration Agreement with Sianhome Entertainment
Exhibit 10.3	(9)	Facilitating Agreement with Apollo Hospital Group
Exhibit 10.4	(9)	Facilitating Agreement with Hospital Clinica Biblica of Costa Rica
Exhibit 10.5	(9)	Facilitating Agreement with Assaf Harofeh Medical Center of Israel
Exhibit 10.6	(10)	Amended and Restated Subscription Agreement dated July 28, 2011
Exhibit 10.7	(10)	Form of Convertible Promissory Note
Exhibit 10.8	(2)	Agreement with Deutsche Lufthansa AG
Exhibit 10.9	(2)	Facilitating Agreement with AmeriMed Hospitals of Mexico
Exhibit 10.10	(2)	Facilitating Agreement with Med-International of Israel
Exhibit 10.11	(11)	Asset Purchase Agreement with Healthcare International Networks, LLC dated October 6, 2011
Exhibit 10.12	(11)	Bill of Sale and Assignment Agreement by Healthcare International Networks, LLC dated October 6, 2011
Exhibit 10.13	(11)	Indemnification Agreement with Rudy Rupak dated October 6, 2011
Exhibit 10.14	(11)	Form of Stock Confirmation and Restriction Agreement dated October 2011
Exhibit 10.15	(11)	Non-Competition Agreement with Rudy Rupak dated October 6, 2011
Exhibit 10.16	*	Settlement Agreement and Release dated February 20, 2013
Exhibit 14.1	(4)	Code of Business Conduct and Ethics.
Exhibit 21.1	(5)	List of Subsidiaries.
Exhibit 31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 16, 2013	GLOBAL HEALTH VOYAGER, INC.

	By:	/s/ Ali Moussavi
Ali Moussavi, President and Chief Executive
Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ali Moussavi	Chief Executive Officer, Chief Financial Officer and Director	May 16, 2013
Ali Moussavi	(principal executive officer and principal financial and accounting officer)

/s/ Christopher Briggs	Director	May 16, 2013
Christopher Briggs

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Global Health Voyager, Inc. and Subsidiary
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Global Health Voyager, Inc. and Subsidiary (the “Company”), a development stage company, as of December, 31 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2012. The cumulative information from inception (June 4, 1999) to December 31, 2006 included in the consolidated statements of operations, stockholders’ deficit and cash flows was partially audited by other auditors whose report is presented separately in the Company’s 10-K filing. Global Health Voyager, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Health Voyager, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, based on our audits and the report of other auditors as referred to above, the financial statements fairly present in all material respects the results of the Company’s operations and cash flows for the period from inception (June 4, 1999) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses from operations, has a working capital deficit and has an accumulated deficit of $10.50 million as of December 31, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from such uncertainty.

/s/ Goldman Kurland and Mohidin LLP

Goldman Kurland and Mohidin LLP
Encino, California
May 16, 2013

Global Health Voyager, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
		(Restated)
ASSETS
CURRENT ASSETS
Cash and equivalents	$-	$799
Prepaid expenses	-	6,188

TOTAL ASSETS	$-	$6,987

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$590,221	$580,163
Accrued liabilities	1,442,126	1,241,287
Accrued liabilities, related parties	1,149,195	968,168
Notes payable	1,250,570	1,174,505
Notes payable, related party	34,348	44,010
Convertible notes payable, net of unamortized beneficial conversion feature	880,287	865,300
Accrued litigation settlements	113,178	113,178

TOTAL CURRENT LIABILITIES	5,459,925	4,986,611

LONG TERM LIABILITIES
Convertible notes payable	357,277	336,907

TOTAL LIABILITIES	5,817,202	5,323,518

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock; $0.001 par value; 1,000,000,000 shares
authorized; 52,924,564 and 35,912,800 shares issued and outstanding at December 31, 2012 and 2011	52,924	35,913
Additional paid-in capital	4,628,482	4,459,785
Deficit accumulated during the development stage	(10,498,609)	(9,812,229)

TOTAL STOCKHOLDERS' DEFICIT	(5,817,202)	(5,316,531)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$6,987

See accompanying notes to consolidated financial statements.

Global Health Voyager, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations

	Years Ended		Cumulative from June 4, 1999 (inception) to
	December 31,	December 31,	December 31,
	2012	2011	2012
		(Restated)

REVENUES	$-	$-	$385,997

COSTS AND EXPENSES
General and administrative	384,636	1,075,763	7,632,852
Depreciation and amortization	-	-	132,077
Impairment of film costs	-	-	156,445
Impairment of related party receivables	-	-	35,383
Inventory write-down	-	-	24,820
Loss on litigation settlement	-	-	100,000

TOTAL COSTS AND EXPENSES	384,636	1,075,763	8,081,577

LOSS FROM OPERATIONS	(384,636)	(1,075,763)	(7,695,580)

OTHER INCOME (EXPENSES)
Other income	630	2,353	26,137
Other expense	-	(536,895)	(536,895)
Interest expense	(296,878)	(190,091)	(1,359,995)
Interest expense, related party	(4,695)	(36,607)	(543,814)
Loan fees	-	-	(616,000)
Debt forgiven	-	-	290,595
Legal fees forgiven	-	-	12,296
Provision for common stock subscription receivable	-	-	(91,552)

TOTAL OTHER EXPENSES, NET	(300,943)	(761,240)	(2,819,228)

LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(685,579)	(1,837,003)	(10,514,808)

PROVISION FOR INCOME TAXES	800	800	16,800

LOSS BEFORE NON-CONTROLLING INTEREST	(686,379)	(1,837,803)	(10,531,608)

LESS LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	33,000

NET LOSS ATTRIBUTABLE TO GLOBAL HEALTH VOYAGER, INC. AND SUBSIDIARIES	$(686,379)	$(1,837,803)	$(10,498,608)

NET LOSS PER SHARE BASIC AND DILUTED	$(0.02)	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	45,477,295	28,158,696

See accompanying notes to consolidated financial statements.

Global Health Voyager, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
For the Period From June 4, 1999 (Inception) to December 31, 2012

					Deficit
				Common	Accumulated
			Additional	Stock	During the
	Common Stock		Paid-in	Subscription	Development	Deferred
	Shares	Amount	Capital	Receivable	Stage	Compensation	Total

Balance at June 4, 1999 (inception)	-	$-	$-	$-	$-	$-	$-

Stock sales	176,189	176	244,824	(10,000)	-	-	235,000
Net loss for the period from June 4, 1999 (inception)
to December 31, 1999	-	-	-	-	(65,583)	-	(65,583)

Balance at December 31, 1999	176,189	176	244,824	(10,000)	(65,583)	-	169,417

Payment received on stock sale - February 1, 2000	-	-	-	10,000	-	-	10,000
Stock sales	56,611	57	449,943	-	-	-	450,000
Net loss	-	-	-	-	(810,463)	-	(810,463)

Balance at December 31, 2000	232,800	233	694,767	-	(876,046)	-	(181,046)

Stock sales	7,200	7	69,475	(69,482)	-	-	-
Reorganization of NT Media - April 17, 2001	60,000	60	(60)	-	-	-	-
Issuance of stock options - August 30, 2001	-	-	19,500	-	-	-	19,500
Net loss	-	-	-	-	(972,048)	-	(972,048)

Balance at December 31, 2001	300,000	300	783,682	(69,482)	(1,848,094)	-	(1,133,594)

Net loss	-	-	-	-	(354,279)	-	(354,279)

Balance at December 31, 2002	300,000	300	783,682	(69,482)	(2,202,373)	-	(1,487,873)

Stock sales	66,478	66	383,341	-	-	-	383,407
Offering costs	-	-	(48,476)	-	-	-	(48,476)
Stock issued for services - July 2, 2003 at $25.00 per share	1,000	1	24,999	-	-	-	25,000
Net loss	-	-	-	-	(307,679)	-	(307,679)

Balance at December 31, 2003	367,478	367	1,143,546	(69,482)	(2,510,052)	-	(1,435,621)

Stock sales	6,042	6	127,866	-	-	-	127,872
Offering costs	-	-	(13,188)	-	-	-	(13,188)
Stock issued for loan fees - June 18, 2004 at $56.40 per share	7,500	8	422,992	-	-	-	423,000
Stock issued for services	2,100	2	188,498	-	-	-	188,500
Issuance of warrants for services - August 10, 2004	-	-	40,870	-	-	-	40,870
Net loss	-	-	-	-	(1,447,749)	-	(1,447,749)

Balance at December 31, 2004	383,120	383	1,910,584	(69,482)	(3,957,801)	-	(2,116,316)

Stock sales - July 13, 2005 at $25.00 per share	1,915	2	47,873	-	-	-	47,875
Offering costs	-	-	(4,786)	-	-	-	(4,786)
Net loss	-	-	-	-	(509,623)	-	(509,623)

Balance at December 31, 2005	385,035	385	1,953,671	(69,482)	(4,467,424)	-	(2,582,850)

Stock issue for services	220,000	220	251,700	-	-	-	251,920
Stock issue for conversion of bridge notes - June 16, 2006 at $0.71 per share	76,056	76	53,924	-	-	-	54,000
Subscription Receivable Write-off	-	-	-	69,482	-	-	69,482
Deferred stock-based compensation	-	-	-	-	-	(10,417)	(10,417)
Net loss	-	-	-	-	(729,496)	-	(729,496)

Balance at December 31, 2006	681,091	681	2,259,295	-	(5,196,920)	(10,417)	(2,947,361)

Stock issue for services	632,892	633	425,397	-	-	-	426,030
Deferred stock-based compensation	-	-	-	-	-	10,417	10,417
Conversion of accrued interest on notes	1,314,105	1,314	93,936	-	-	-	95,250
Beneficial conversion of accrued interest	-	-	110,036	-	-	-	110,036
Net loss	-	-	-	-	(965,746)	-	(965,746)

Balance at December 31, 2007	2,628,088	2,628	2,888,664	-	(6,162,666)	-	(3,271,374)

Stock issue for conversion of convertible notes	1,000,000	1,000	9,000	-	-	-	10,000
Stock issue for conversion of bridge notes	1,550,000	1,550	13,950	-	-	-	15,500
Stock issue for services	710,455	710	21,850	-	-	-	22,560
Beneficial conversion of debt	-	-	11,250	-	-	-	11,250
Other	341	-	-	-	-	-	-
Net loss	-	-	-	-	(463,514)	-	(463,514)

Balance at December 31, 2008	5,888,884	5,888	2,944,714	-	(6,626,180)	-	(3,675,578)

Stock issue for services - January 22, 2009 at $.05 per share	1,100,000	1,100	53,900	-	-	-	55,000
Stock issue for services - April 7, 2009 at $0.01 per share	500,000	500	4,500	-	-	-	5,000
Stock issue for conversion of bridge notes - January 22, 2009 at $0.02 per share	400,000	400	7,600	-	-	-	8,000
Stock issue for conversion of notes payable - January 22, 2009 at $0.02 per share	1,600,000	1,600	30,400	-	-	-	32,000
Stock issue for conversion of notes payable - January 30, 2009 at $0.02 per share	200,000	200	3,800	-	-	-	4,000
Stock issue for conversion of notes payable - April 7, 2009 at $0.02 per share	400,000	400	7,600	-	-	-	8,000
Stock issue for conversion of notes payable - June 22, 2009 at $0.0042 per share	476,190	476	1,524	-	-	-	2,000
Stock issue for conversion of notes payable - July 15, 2009 at $0.0027 per share	481,481	482	818	-	-	-	1,300
Stock issue for conversion of notes payable - July 30, 2009 at $0.0046 per share	478,261	478	1,722	-	-	-	2,200
Stock issue for conversion of notes payable - August 11, 2009 at $0.02 per share	312,500	313	5,937	-	-	-	6,250
Stock issue for conversion of notes payable - August 18, 2009 at $0.0046 per share	479,540	480	3,270	-	-	-	3,750
Stock issue for conversion of notes payable - August 27, 2009 at $0.02 per share	10,000,000	10,000	140,000	-	-	-	150,000
Stock issue for conversion of notes payable - August 28, 2009 at $0.00784 per share	510,204	510	3,490	-	-	-	4,000
Stock issue for conversion of notes payable - September 14, 2009 at $0.00871 per share	459,252	459	3,541	-	-	-	4,000
Stock issue for conversion of notes payable - October 12, 2009 at $0.0083 per share	481,928	482	3,518	-	-	-	4,000
Stock issue for conversion of notes payable - October 22, 2009 at $0.0255 per share	236,264	236	5,764	-	-	-	6,000
Stock issue for conversion of notes payable - October 26, 2009 at $0.03 per share	1,120,000	1,120	31,880	-	-	-	33,000
Stock issue for conversion of notes payable - November 11, 2009 at $0.0103 per share	55,825	56	5,694	-	-	-	5,750
Beneficial conversion of debt	-	-	106,221	-	-	-	106,221
Net loss	-	-	-	-	(720,786)	-	(720,786)

Balance at December 31, 2009	25,180,329	25,180	3,365,893	-	(7,346,966)	-	(3,955,893)

Stock issue for services - May 14, 2010 at $0.025 per share	1,011,764	1,012	24,282	-	-	-	25,294
Stock issue for services - Nov 3, 2010 at $0.02 per share	350,000	350	6,650	-	-	-	7,000
Net loss	-	-	-	-	(627,460)	-	(627,460)

Balance at December 31, 2010	26,542,093	26,542	3,396,825	-	(7,974,426)	-	(4,551,059)

Stock issue for services - June 12,2011 at $0.045	300,000	300	13,200	-	-	-	13,500
Issuance of warrants attached to debt - May 2011	-	-	6,904	-	-	-	6,904
Issuance of warrants attached to debt - May 2011	-	-	9,206	-	-	-	9,206
Stock issue for conversion of notes payable - September 13, 2011 at $0.014 per share	1,306,285	1,306	16,982	-	-	-	18,288
Stock issue for conversion of notes payable - September 13, 2011 at $0.22 per share	1,300,000	1,300	16,900	-	-	-	18,200
Beneficial conversion of debt	-	-	536,895	-	-	-	536,895
Stock issue for services - September 21, 2011 at $0.29 per share	60,000	60	17,340	-	-	-	17,400
Stock issue for services - September 21, 2011 at $0.29 per share	60,000	60	17,340	-	-	-	17,400
Stock issue for services - September 21, 2011 at $0.29 per share	25,000	25	7,225	-	-	-	7,250
Stock issue for services - September 21, 2011 at $0.29 per share	25,000	25	7,225	-	-	-	7,250
Stock issue for services - September 23, 2011 at $0.1601 per share	950,000	950	274,550	-	-	-	275,500
Stock issue for conversion of notes payable - December 5, 2011 at $0.018 per share	1,457,222	1,457	24,773	-	-	-	26,230
Stock issue for conversion of notes payable - December 5, 2011 at $0.015 per share	1,487,200	1,487	20,821	-	-	-	22,308
Stock issue for services - December 7, 2011 at $0.04 per share	700,000	700	27,300	-	-	-	28,000
Stock issue for services - December 7, 2011 at $0.04 per share	400,000	400	15,600	-	-	-	16,000
Stock issue for services - December 7, 2011 at $0.04 per share	600,000	600	23,400	-	-	-	24,000
Stock issue for services - December 7, 2011 at $0.04 per share	700,000	700	27,300	-	-	-	28,000
Net loss	-	-	-	-	(1,837,803)	-	(1,837,803)

Balance at December 31, 2011	35,912,800	35,913	4,459,785	-	(9,812,229)	-	(5,316,531)

Stock issue for services - January 27, 2012 at $0.035 per share	480,000	480	16,320	-	-	-	16,800
Stock issue for conversion of notes payable - February 8, 2012 at $0.01 per share	1,800,000	1,800	16,200	-	-	-	18,000
Stock issue for conversion of notes payable - February 9, 2012 at $0.01 per share	1,800,000	1,800	16,200	-	-	-	18,000
Stock issue for conversion of notes payable - February 27, 2012 at $0.008 per share	1,800,000	1,800	12,600	-	-	-	14,400
Stock issue for conversion of notes payable - March 29, 2012 at $0.004 per share	2,000,000	2,000	6,000	-	-	-	8,000
Stock issue for conversion of notes payable - May 14, 2012 at $0.0038 per share	2,027,632	2,027	5,678	-	-	-	7,705
Stock issue for services - July 2, 2012 at $0.00297 per share	1,344,000	1,344	2,656	-	-	-	4,000
Stock issue for services - October 12, 2012 at $0.00368 per share	3,260,132	3,260	8,740	-	-	-	12,000
Stock issue for conversion of notes payable - December 5, 2012 at $0.00084 per share	2,500,000	2,500	(400)	-	-	-	2,100
Beneficial conversion of convertible debts	-	-	84,703	-	-	-	84,703
Net loss	-	-	-	-	(686,379)	-	(686,379)

Balance at December 31, 2012	52,924,564	$52,924	$4,628,482	$-	$(10,498,608)	$-	$(5,817,202)

See accompanying notes to consolidated financial statements.

Global Health Voyager, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Years Ended		Cumulative from June 4, 1999 (inception) to
	December 31,	December 31,	December 31,
	2012	2011	2012
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(686,379)	$(1,837,803)	$(10,531,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for prepayment	-	73,732	73,732
Gain on conversion of notes	(630)	-	(630)
Amortized interest on warrants	5,370	3,017	8,387
Depreciation and amortization	-	-	132,077
Impairment loss	-	-	336,773
Inventory write-down	-	-	24,820
Impairment of related party receivables	-	-	35,383
Operating expenses paid by reducing note receivable	-	-	10,000
Stock issued for services	32,800	434,300	1,441,737
Deferred compensation	-	-	10,417
Stock issued for loan fees	-	-	423,000
Stock options issued for services	-	-	60,370
Debts forgiven	-	-	(302,891)
Provision for common stock subscription receivable	-	-	89,468
Amount attributable to non-controlling interest	-	-	33,000
Beneficial conversion of debt and accrued interest	60,753	536,895	831,028
Changes in assets and liabilities:
Interest receivable	-	-	(19,986)
Inventory	-	-	(24,820)
Prepaid expenses	6,188	(73,253)	(73,732)
Other assets	-	-	(24,000)
Accrued litigation settlements	-	-	100,000
Accounts payable and accrued expenses	242,668	219,694	2,076,981
Accrued expenses, related parties	181,027	178,289	1,505,981

Net cash used in operating activities	(158,203)	(465,129)	(3,784,513)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable from officer	-	-	(45,048)
Collection of notes receivable from officer	-	-	35,048
Notes receivable, related parties	-	-	(50,000)
Collection of notes receivable, related parties	-	-	50,000
Investment in property and equipment	-	-	(18,879)
Investment in film costs	-	-	(133,005)
Investment in web site development costs	-	-	(292,968)

Net cash used in investing activities	-	-	(454,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	1,254,154
Payment of offering costs	-	-	(66,450)
Proceeds from notes payable	154,400	115,134	1,716,572
Proceeds from notes payable, related party	2,000	18,877	688,496
Payments of notes payable	(78,335)	-	(280,251)
Payments of notes payable, related party	(11,661)	(18,084)	(431,956)
Proceeds from issuance of convertible notes	91,000	350,000	1,358,800

Net cash provided by financing activities	157,404	465,927	4,239,365

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(799)	798	-

CASH AND EQUIVALENTS,
Beginning of year	799	1	-
CASH AND EQUIVALENTS,
End of year	$-	$799	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest paid	$1,873	$-	$23,384
Income taxes paid	$-	$-	$4,000

NONCASH FINANCING ACTIVITIES:
Beneficial conversion of debts and accrued interest	$84,703	$536,895	$854,978
Stock issued for services	$32,800	$434,300	$1,441,737
Stock issued for loan fees	$-	$-	$423,000
Stock options issued for services	$-	$-	$60,370

See accompanying notes to consolidated financial statements.

GLOBAL HEALTH VOYAGER, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

On April 20, 2011, NT Media launched its initial medical tourism website, www.globalhealthvoyager.com. The website is designed to be an information portal for users to facilitate medical procedures, hospitals, and clinics overseas. The website is updated regularly and will continue to be enhanced over time.

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

NOTE 2. GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”), which contemplates continuation of the Company as a going concern. As of and for the year ended December 31, 2012, the Company incurred a net loss of $686,379, had an accumulated deficit of $10,498,609, as well as a working capital deficit of $5,459,925. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Equipment and Depreciation

Equipment is recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs expensed as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any reselling gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for consolidated financial statements purposes. There was no depreciation recorded for the years ended December 31, 2012 and 2011.

Fair Value of Financial Instruments

The carrying value of cash, accounts payable, and accrued expenses approximate their fair value (“FV”).

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

Based on its evaluation, the Company concluded there were no significant uncertain tax positions requiring recognition in its financial statements as of December 31, 2012 and 2011.

The Company does not have any unrecognized tax benefits as of December 31, 2012 and 2011 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes during the years ended December 31, 2012 and 2011.

California law requires payments of a minimum annual franchise tax of $800 by corporations that are qualified to do business in California. The Company has not paid the $800 minimum tax for 2012 and 2011, nor has it filed its tax returns, causing the California Secretary of State to forfeit its corporate status. The Company is in the process of filing all delinquent corporate tax returns to re-establish its corporate status. The Company expects to be reinstated by the end of 2013.

Impairment of Long-Lived Assets

The Company adopted ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company evaluates its long-lived assets by measuring the carrying amounts of assets against the estimated undiscounted future cash flows associated with them. At the time the carrying value of such assets exceeds the FV of such assets, impairment is recognized.

Advertising Costs

Advertising costs are expensed as incurred. The Company did not incur any advertising costs during the years ended December 31, 2012 and 2011.

Loss per Share

The Company computes loss per share in accordance with ASC 260-10-45, “Earnings per Share”. The Statement requires dual presentation of basic and diluted Earnings per Share (“EPS”) on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and the denominator of the diluted EPS computation. The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders for the years ended December 31, 2012 and 2011 by the weighted average number of shares of common stock outstanding during the years ended December 31, 2012 and 2011. Common equivalent shares related to stock options and warrants were excluded from the computation of basic and diluted EPS for the years ended December 31, 2012 and 2011 because their effect is anti-dilutive.

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

Reclassification

Certain prior year amounts were reclassified to conform to the manner of presentation in the current year.

Recently Issued Accounting Pronouncements

On July 27, 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the FV of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement did not have a material impact on our financial statements.

There are no other recently issued accounting standards not yet adopted that would have a material affect on the Company’s consolidated financial statements.

NOTE 4. PREPAID EXPENSES

Prepaid expenses are FV of stock issued for consulting services for the period from June 12, 2011 to June 11, 2012.

NOTE 5. NOTES PAYABLE

During the quarter ended March 31, 2011, the Company issued a promissory note of $10,000 bearing interest at 12% due June 2011. No payments were made on this note. The note was verbally extended indefinitely and is payable on demand.

During the quarter ended March 31, 2011, the Company issued notes of $17,135 at 12% and due at various dates through June 2011. $17,000 of principal was repaid. The notes were verbally extended indefinitely and are payable on demand.

During the quarter ended June 30, 2011, the Company issued promissory notes totaling $40,000 at 12% due July 2011. No payments were made on these notes. They were verbally extended indefinitely and are payable on demand.

During the quarter ended December 31, 2011, the Company issued notes of $64,000 at 12% and due at various dates through February 25, 2012. $24,000 of principal was repaid. These notes were verbally extended indefinitely and are payable upon demand.

During the quarter ended December 31, 2011, the note payable-related party of $6,265 without interest and due on demand was reclassified from related party to unrelated party, $265 of which was repaid.

During the quarter ended March 31, 2012, the Company issued a note of $12,000 at 12% and due on May 2, 2012. The note was verbally extended until September 1, 2012. During the quarter ended September 30, 2012, the Company repaid principal of $9,200. The remaining notes were verbally extended indefinitely and payable upon demand.

The Company also issued a note of $50,000 on March 13, 2012 and due on April 17, 2012. The interest for the note was $500. The note was verbally extended for one month until May 25, 2012. The notes was verbally extended indefinitely and are payable upon demand.

During the quarter ended March 31, 2012, the Company repaid principal of $4,135 and interest of $565 for the notes with interest of 12%.

During the quarter ended June 30, 2012, the Company issued notes of $3,600 and $3,500 at 12% and due on July 12, 2012 and July 20, 2012, respectively. The notes were verbally renewed indefinitely and are payable upon demand.

The Company also issued a bridge note of $25,000 on June 21, 2012 and due on July 30, 2012. The interest rate for the note was 5%. The note was verbally renewed indefinitely and is payable upon demand.

During the quarter ended June 30, 2012, the Company repaid principal of $15,000 and interest of $1,100 on the 12% interest note and interest of $1,100 of the note with interest of 12%.

On July 3, 2012, the Company issued a note of $2,000 at 12% and due on October 3, 2012. The note was verbally extended indefinitely and payable upon demand.

On August 2, 2012, the Company issued a note of $1,800 at 12% and due on November 2, 2012. The note was verbally extended indefinitely and payable upon demand.

On September 17, 2012, the Company issued a note of $6,500 at 12% and due on December 17, 2012. The note was verbally extended and payable upon demand.

On October 19, 2012, the Company issued a note of $50,000 at 12% and due on January 1, 2013. The note was verbally extended indefinitely and payable upon demand.

During the quarter ended December 31, 2012, the Company repaid principal of $50,000 on the note that was entered on March 13, 2012 with interest at $500 per month, due on demand.

At December 31 2012 and 2011, notes payable to non-related parties consisted of the following:

	2012	2011
Interest at 12%, due on demand	$1,032,820	$981,755
Interest at 15%, due on demand	20,000	20,000
Interest at 10%, due on demand	128,000	128,000
Interest at 12.5%, due on demand	38,750	38,750
Interest at 5%, bridge note, due on demand	25,000	-
Notes payable bearing no interest, due on demand	6,000	6,000
Total notes payable	$1,250,570	$1,174,505

NOTE 6. NOTES PAYABLE, RELATED PARTY

During the quarter ended March 31, 2011, the Company issued notes of $8,760 to its President at 12% and due at various dates through June 2011. No principal payments were made. The notes were verbally extended indefinitely and are payable on demand..

During the quarter ended June 30, 2011, the Company issued notes of $10,117 to its President at 12% and due at various dates through July 2011. No principal payments were made. The notes were verbally extended indefinitely and are payable on demand.

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

During the quarter ended June 30, 2012, the Company issued a note of $2,000 to its president at 12% and due at September 27, 2012.

During the quarter ended June 30, 2012, the Company repaid principal of $2,700 and interest of $286.

During the quarter ended September 30, 2012, the Company repaid principal of $8,101 for the notes with interest of 12%.

During the quarter ended December 30, 2012, the Company repaid principal of $327 for the notes with interest of 12% and interest of $113.

At December 31, 2012 and 2011, notes payable to related parties was:

	2012	2011

Notes payable to Company’s President, interest at 12%, due on demand	$34,348	$44,010

NOTE 7. CONVERTIBLE NOTES PAYABLE

At December 31, 2010, the Company had $625,600 of 6% subordinated convertible notes outstanding. The notes are due to an unrelated party who owned less than 1% of the issued and outstanding stock of the Company as of December 31, 2012. As of December 31, 2011, all convertible notes payable related party were transferred to unrelated party. All notes are convertible to common shares, $0.001 par value, at the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company’s securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes to be converted on the sixth and seventh year of their anniversary date or are due and payable in the event that the Company’s shares of common stock are not publicly traded. All of these notes are classified as a current liability at December 31, 2012 and 2011.

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

The FV of the warrants was allocated to the total proceeds from the loans, based on the relative FV of the warrants and debts, as unamortized interest totaling $16,110, to be amortized over the term of the loans. The warrants were classified as equity. The amortized interest expense for the years ended December 31, 2012 and 2011 was $5,370 and $3,017, respectively. The unamortized interest on warrants was $7,723 as of December 31, 2012.

$597,400 of convertible related party notes payable was transferred to convertible note payable – unrelated party and $28,200 of the notes was converted as of December 31, 2011.

On February 8, 2012, the Company converted a note with principal of $16,883 and interest of $1,117 into 1,800,000 shares of Common Stock at conversion price of $0.01 per share.

On February 9, 2012, the Company converted a note of $18,000 of accrued interest into 1,800,000 shares of Common Stock at $0.01 per share

On February 27, 2012, the Company converted a note with principal of $15,030 into 1,800,000 shares of Common Stock at $0.008 per share.

On March 29, 2012, the Company converted a note with principal of $3,049 and interest of $4,951 into 2,000,000 shares of Common Stock at $0.004 per share.

On April 4, 2012, the Company entered into a Notes Purchase Agreement (“NPA”) with Asher Enterprises, Inc. (“Asher”). Under the terms of the NPA, the Company issued to Asher convertible notes (the “Notes”) of $37,500. The Notes have a nine month maturity date from issuance. The notes bear interest at 8%. Any principal or interest on these notes which is not paid when due shall bear interest at 22% from the due date until paid. The conversion price shall equal the variable conversion price which shall mean 55% multiplied by the market price (representing a discount rate of 45%). Market price means the average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date. This note had beneficial conversion feature (“BCF”) of $30,682 and was recorded in the balance sheet at face value less the unamortized BCF. As of December 31, 2012, this convertible note had unamortized discount of $983. The Company recorded interest expense of $29,699 from the BCF during the year ended December 31, 2012. The note was verbally extended indefinitely and is payable on demand.

On April 27, 2012, the Company issued convertible notes of $5,000 and $10,000 at interest 12% and due on April 27, 2015. All notes are convertible to common shares, $0.001 par value, at the lower of $0.10 or 50% of the lowest closing bid price of the common stock during the 30 trading days preceding the date the Conversion Notice is delivered to the Company. BCF is contingent on the Company’s average stock as determined by the conversion formula. This BCF is not recorded and will be recorded when the contingency is resolved.

On May 14, 2012, the Company converted interest of $7,705 into 2,027,631 shares of the Company’s Common Stock at $0.0038 per share.

On July 19, 2012, the Company entered into a NPA with Asher Enterprises, Inc. Under the terms of the NPA, the Company issued to Asher convertible notes of $22,500. The Notes have a nine month maturity date from issuance. The notes bear interest at 8%. Any principal or interest on these notes which is not paid when due shall bear interest at 22% from the due date until paid. The conversion price shall equal the variable conversion price which shall mean 55% multiplied by the market price (representing a discount rate of 45%). Market price means the average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date. This note had BCF of $18,409 and was recorded in the balance sheet at face value less the unamortized BCF. As of December 31, 2012, this convertible note had unamortized discount of $7,456. The Company recorded interest expense of $10,953 from the BCF during the year ended December 31, 2012. The note was verbally extended indefinitely and is payable on demand.

On November 12, 2012, the Company entered into an NPA with Asher, a Delaware corporation. Under the terms of the NPA, the Company will issue to Asher convertible notes of $16,000. The Notes have a nine month maturity date from issuance. The notes bear interest at 8%. Any principal or interest on these notes which is not paid when due shall bear interest at 22% from the due date until paid. The conversion price shall equal the variable conversion price which shall mean 31% multiplied by the market price (representing a discount rate of 69%). Market price means the average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date. This note had BCF of $35,613 and was recorded in the balance sheet at face value less the unamortized BCF. As of December 31, 2012, this convertible note had unamortized discount of $15,512. The Company recorded interest expense of $20,101 from the BCF during the year ended December 31, 2012.

On December 5, 2012, the Company converted a note with principal of $2,100 into 2,500,000 shares of Common Stock at $0.00084 per share.

At December 31, 2012 and 2011, convertible notes payable to non-related parties consisted of the following:

	2012	2011
Interest at 6%, due on demand	$282,200	$282,200
Interest at 6%, transferred from related party	625,600	625,600
Interest at 10%, due on demand	350,000	350,000
Interest at 8%, due in 2013	76,000	-
Interest at 12%, due in 2015	15,000	-
Total	1,348,800	1,257,800
Less: Unamortized discount of BCF	(23,951)	-
Less: Notes payable converted	(79,571)	(42,500)
Less: Current portion	(880,287)	(865,300)
Less: Unamortized interest on warrants	(7,714)	(13,093)
Convertible notes payable, noncurrent	$357,277	$336,907

Interest expense on these notes for the years ended December 31, 2012 and 2011 was $53,062 and $72,928, respectively.

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

In January 2012, the Company issued 480,000 shares of restricted common stock to a marketing consultant company, as payment for services provided from June 12, 2011 to June 11, 2012. The FV of the stock on the day of issuance was $16,800. As of June 30, 2012, $16,800 was fully amortized.

On July 2, 2012, the Company entered into consulting agreements with four contractors to assist with the Company’s public awareness. The agreements continued until December 25, 2012 with the option of an additional three or six month renewal. The Company did not renew after the agreements were expired. As compensation, the Company will pay each contractor a consulting fee of $1,000 per month through issuance of the Company’s restricted common stock calculated at 20% discount of the average closing price of the lowest five trading days in the prior 20 trading days for a minimum period of six months. The first payment shall be made on the effective date of this agreement and subsequent payments shall be made payable on the first business day of each month for the duration of this contract. The expenses related to the project will be reimbursed by the Company. During the second half of 2012, the Company has recorded $16,000 consulting expense from issuance of 4,604,132 shares.

At December 31, 2012 the Company had 586,437,364 shares of its common stock held in escrow for future issuance due to conversion of certain convertible notes. These shares were not considered issued and outstanding.

Warrants

On June 30, 2011, the Company issued warrants to purchase 1,750,000 shares of its common stock at $0.10 per share as part of convertible note issuances totaling $350,000.

The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions: discount rate – 0.93%; dividend yield – 0%; expected volatility – 70% and term of 3 years. The value of the warrants was $16,110 ($6,904 and $9,206, respectively) at grant date.

The FV of the warrants was allocated to the total proceeds from the loans, based on the relative FV of the warrants and debts, as unamortized interest totaling $16,110, to be amortized over the term of the loans. The warrants were classified as equity. The amortized interest expense for the years ended December 31, 2012 and 2011 was $5,370 and $3,017, respectively. The unamortized interest on warrants was $7,723 as of December 31, 2012.

Options

There were no options granted during the years ended December 31, 2012 and 2011.

Common stock purchase options and warrants consisted of the following at December 31, 2012 and 2011:

	# of shares	Weighted Average Exercise Price	Aggregated Intrinsic Value

Options:
Outstanding and exercisable, December 31, 2011	-	$-	$-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding and exercisable, December 31, 2012	-	$-	$-

Warrants:
Outstanding and exercisable, December 31, 2011	-	$-	$-
Granted	1,750,000	0.10	-
Exercised	-	-	-
Expired	-	-	-
Outstanding and exercisable, December 31, 2012	1,750,000	$0.10	$-

NOTE 9. INCOME TAXES

The income tax provision (benefit) for 2012 and 2011 differs from the computed expected provision (benefit) at the federal statutory rate for the following reasons:

	2012	2011

Federal income tax benefit, net of state income tax benefit	$(213,369)	$(569,368)
State income tax benefit	(60,583)	(162,119)
Permanent difference	26,472	215,071
Change in valuation allowance	247,480	516,416
State minimum income tax	800	800
Income tax provision	$800	$800

The components of the deferred tax assets as of December 31, 2012 and 2011 were as follows:

	2012	2011
Deferred tax assets:
Net operating loss carryforward	$3,017,900	$2,770,000
Less valuation allowance	(3,017,900)	(2,770,000)
Net deferred tax liability	$-	$-

The components of the income tax expense were as follows for 2012 and 2011:

	2012	2011
Increase in net operating loss carryforward - deferred	$247,000	$516,000
Change in valuation allowance - deferred	(247,000)	(516,000)
State minimum income tax - current	800	800
Income tax provision - current	$800	$800

As of December 31, 2012, the Company has net operating loss carryforwards available to offset future taxable income of $7,314,000 expiring beginning in 2020.

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

During 2002, eCast, settled a lawsuit with its prior landlord of $100,000 and unpaid interest $13,178. As of December 31, 2012 the balance $113,178 due for the settlement had not been paid and is reflected as a current liability.

Management is aware of a threatened litigation matter involving the nonpayment of $9,000 in legal fees. Management is not aware of any attempts by the claimant to pursue the litigation.

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

Legal representatives for HIN and for the Company determined the parties came to an agreement to settle their dispute in Case No. BC476301. The agreement is as follows: In exchange for the Company providing HIN $10,000 worth of common stock, HIN, along with all other Plaintiffs in this action shall dismiss, with prejudice, their lawsuit that was filed against the Company on January 5, 2012. In addition to this exchange of stock, the Company will relinquish any rights to the name Planet Hospital and will acknowledge the rescission of any alleged agreement between the Company and HIN for the purchase of the name Planet Hospital.

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

On November 8, 2012, a Notice of Settlement of Entire Case was filed with the Superior Court of California, County of Los Angeles, Stanley Mosk Courthouse, Department 32, which effectively notified the Court that this matter is presumed settled. The Court shall, nevertheless, retain the original Final Status Conference Date and the Trial Date. In addition the Court designated an Order to Show Cause for January 14, 2013 in regards to Dismissal of this matter.

Legal Representatives for both HIN and the Company are exchanging communications regarding settlement of this matter and making efforts to finalize the settlement agreement before the parties are asked to review and sign the documents. The settlement agreement was completed on February 20, 2013.

NOTE 12. SUBSEQUENT EVENTS

On January 8, 2013, the Company entered into an NPA with Asher. Under the terms of the NPA, the Company will issue to Asher convertible notes of $12,500. The Notes have a nine month maturity date from issuance. The notes bear interest at 8%. Any principal or interest on these notes which is not paid when due shall bear interest at 22% from the due date until paid. The conversion price shall equal the variable conversion price which shall mean 55% multiplied by the market price (representing a discount rate of 45%). Market price means the average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date. This note has a BCF of $10,200.

On January 30, 2013, the Company entered into a Debt Conversion Agreement (“DCA”) with Delta Capital Partners. Under the terms of the DCA, Delta Capital Partners confirms that pursuant to the note dated May 30, 2002 (the “Note”) of $13,400 with interest rate of 6% and a maturity date of May 30, 2007, the company owes the Delta Capital Partner a balance of $9,943 including principal and accrued interest as of January 30, 2013. Delta Capital Partners further agrees to convert principal of $957 and interest of $543 due under the Note into shares of common stock of the company, no par value, at the price of $0.0005 for 3 million shares. The parties anticipate that the Shares will be eligible for resale pursuant to Rule 144(b)(1).

On December 26, 2012, the Company entered into an NPA with Asher. Under the terms of the NPA, the Company issued to Asher convertible notes of $22,500 upon receipt of funds on January 10, 2013. The Notes have a nine month maturity date from issuance. The notes bear interest at 8%. Any principal or interest on these notes which is not paid when due shall bear interest at 22% from the due date until paid. The conversion price shall equal the variable conversion price which shall mean 55% multiplied by the market price (representing a discount rate of 45%). Market price means the average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company received $20,000 from Asher Enterprises on January 8, 2013 and recorded the transaction accordingly.