Form 10-Q
period 2013-03-31
GLOBAL HEALTH VOYAGER INC
filed 2013-05-20
CIK 318622

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

Registrants telephone number: (310) 273-2661

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding as of May 15, 2013: 93,424,564 common shares.

GLOBAL HEALTH VOYAGER, INC. AND SUBSIDIARIES
MARCH 31, 2013
(Unaudited)

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS
Global Health Voyager, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$18	$-

TOTAL ASSETS	$18	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$578,846	$590,221
Accrued liabilities	1,474,951	1,442,126
Accrued liabilities, related parties	1,213,798	1,149,195
Notes payable	1,231,470	1,250,570
Notes payable, related party	34,798	34,348
Convertible notes payable, net of unamortized beneficial conversion feature	900,764	880,287
Accrued litigation settlements	113,178	113,178

TOTAL CURRENT LIABILITIES	5,547,805	5,459,925

LONG TERM LIABILITIES
Convertible notes payable	358,620	357,277

TOTAL LIABILITIES	5,906,425	5,817,202

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock; $0.001 par value; 1,000,000,000 shares
authorized; 93,424,564 and 52,924,564 shares issued and outstanding at March 31, 2013 and December 2012	93,424	52,924
Additional paid-in capital	4,645,269	4,628,482
Deficit accumulated during the development stage	(10,645,100)	(10,498,608)

TOTAL STOCKHOLDERS' DEFICIT	(5,906,407)	(5,817,202)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18	$-

See accompanying notes to consolidated financial statements.

Global Health Voyager, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Cumulative from
	Three Months Ended		June 4, 1999 (inception) to
	March 31,	March 31,	March 31,
	2013	2012	2013

REVENUES	$-	$-	$385,997

COSTS AND EXPENSES
General and administrative	41,557	114,656	7,674,409
Depreciation and amortization	-	-	132,077
Impairment of film costs	-	-	156,445
Impairment of related party receivables	-	-	35,383
Inventory write-down	-	-	24,820
Loss on litigation settlement	10,000	-	110,000

TOTAL COSTS AND EXPENSES	51,557	114,656	8,133,134

LOSS FROM OPERATIONS	(51,557)	(114,656)	(7,747,137)

OTHER INCOME (EXPENSES)
Other income	-	630	26,137
Other expense	-	-	(536,895)
Interest expense	(93,897)	(57,937)	(1,453,892)
Interest expense, related party	(1,038)	(1,319)	(544,852)
Loan fees	-	-	(616,000)
Debt forgiven	-	-	290,595
Legal fees forgiven	-	-	12,296
Provision for common stock subscription receivable	-	-	(91,552)

TOTAL OTHER EXPENSES, NET	(94,935)	(58,626)	(2,914,163)

LOSS BEFORE PROVISION FOR INCOME TAXES	(146,492)	(173,282)	(10,661,300)
AND NONCONTROLLING INTEREST

PROVISION FOR INCOME TAXES	-	-	16,800

LOSS BEFORE NON-CONTROLLING INTEREST	(146,492)	(173,282)	(10,678,100)

LESS LOSS ATTRIBUTABLE TO NON-CONTROLLING
INTEREST	-	-	33,000

NET LOSS ATTRIBUTABLE TO GLOBAL HEALTH
VOYAGER, INC. AND SUBSIDIARIES	$(146,492)	$(173,282)	$(10,645,100)

NET LOSS PER SHARE
BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED	75,514,451	42,592,560

See accompanying notes to consolidated financial statements.

Global Health Voyager, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative from
	Three Months Ended		June 4, 1999 (inception) to
	March 31,	March 31,	March 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(146,492)	$(173,282)	$(10,678,100)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for prepayment	-	-	73,732
Gain on conversion of notes	-	(630)	(630)
Amortized interest on warrants	1,343	1,343	9,730
Depreciation and amortization	-	-	132,077
Impairment loss	-	-	336,773
Inventory write-down	-	-	24,820
Impairment of related party receivables	-	-	35,383
Operating expenses paid by reducing note receivable	-	-	10,000
Stock issued for services	-	19,675	1,441,737
Deferred compensation	-	-	10,417
Stock issued for loan fees	-	-	423,000
Stock options issued for services	-	-	60,370
Stock issued for litigation settlements	10,000		10,000
Debts forgiven	-	-	(302,891)
Provision for common stock subscription receivable	-	-	89,468
Amount attributable to non-controlling interest	-	-	33,000
Interest expense on beneficial conversion of debt	32,221	-	863,249
Changes in assets and liabilities:
Interest receivable	-	-	(19,986)
Inventory	-	-	(24,820)
Prepaid expenses	-	-	(73,732)
Other assets	-	-	(24,000)
Accrued litigation settlements	-	-	100,000
Accounts payable and accrued expenses	21,992	55,975	2,098,973
Accrued expenses, related parties	64,604	38,807	1,570,585

Net cash used in operating activities	(16,332)	(58,112)	(3,800,845)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable from officer	-	-	(45,048)
Collection of notes receivable from officer	-	-	35,048
Notes receivable, related parties	-	-	(50,000)
Collection of notes receivable, related parties	-	-	50,000
Investment in property and equipment	-	-	(18,879)
Investment in film costs	-	-	(133,005)
Investment in web site development costs	-	-	(292,968)

Net cash used in investing activities	-	-	(454,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	1,254,154
Payment of offering costs	-	-	(66,450)
Proceeds from notes payable	-	62,000	1,716,572
Proceeds from notes payable, related party	450	-	688,945
Payments of notes payable	(19,100)	(4,135)	(299,351)
Payments of notes payable, related party	-	(533)	(431,955)
Proceeds from issuance of convertible notes	35,000	-	1,393,800

Net cash provided by financing activities	16,350	57,332	4,255,715

NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS	18	(780)	18

CASH AND EQUIVALENTS,
Beginning of period	-	799	-
CASH AND EQUIVALENTS,
End of period	$18	$19	$18

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$900	$576	$24,284
Income taxes paid	$-	$-	$4,000

NONCASH FINANCING ACTIVITIES:
Beneficial conversion of debts	$28,636	$-	$883,614
Stock issued for services	$-	$19,675	$1,441,737
Stock issued for loan fees	$-	$-	$423,000
Stock options issued for services	$-	$-	$60,370

See accompanying notes to consolidated financial statements.

GLOBAL HEALTH VOYAGER, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2013 and 2012 (UNAUDITED) AND DECEMBER 31, 2012

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

NOTE 2. GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”), which contemplates continuation of the Company as a going concern. As of and for the three months ended March 31, 2013, the Company incurred a net loss of $146,492, had an accumulated deficit of $10,645,100, as well as a working capital deficit of $5,547,787. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The consolidated interim financial information as of March 31, 2013 and for the three month periods ended March 31, 2013 and 2012 was prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with US GAAP was not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2013, its consolidated results of operations and cash flows for the three month periods ended March 31, 2013 and 2012, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Equipment and Depreciation

Equipment is recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs expensed as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any reselling gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for consolidated financial statements purposes. There was no depreciation recorded for the three months ended March 31, 2013 and 2012.

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

Based on its evaluation, the Company concluded there were no significant uncertain tax positions requiring recognition in its financial statements as of March 31, 2013 or December 31, 2012.

The Company does not have any unrecognized tax benefits as of March 31, 2013 and December 31, 2012 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes during the three months ended March 31, 2013 or 2012.

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

Advertising Costs

Advertising costs are expensed as incurred. The Company did not incur any advertising costs during the three months ended March 31, 2013 or 2012.

Loss per Share

The Company computes loss per share in accordance with ASC 260-10-45, “Earnings per Share”. The Statement requires dual presentation of basic and diluted Earnings per Share (“EPS”) on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and the denominator of the diluted EPS computation. The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the three months ended March 31, 2013 and 2012. Common equivalent shares related to stock options and warrants were excluded from the computation of diluted EPS for the three months ended March 31, 2013 and 2012 because their effect is anti-dilutive.

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

Recently Issued Accounting Pronouncements

There are no recently issued accounting standards not yet adopted that would have a material affect on the Company’s consolidated financial statements.

NOTE 4. NOTES PAYABLE

During the quarter ended March 31, 2012, the Company issued a note of $12,000 at 12% due on May 2, 2012. The note was verbally extended until September 1, 2012. During the quarter ended September 30, 2012, the Company repaid principal of $9,200. The remaining notes were verbally extended indefinitely and payable upon demand.

The Company also issued a note of $50,000 on March 13, 2012 due on April 17, 2012. The interest for the note was $500. The note was verbally extended for one month until May 25, 2012. The notes was verbally extended indefinitely and are payable upon demand.

During the quarter ended March 31, 2012, the Company repaid principal of $4,135 and interest of $565 for the notes with interest of 12%.

During the quarter ended June 30, 2012, the Company issued notes of $3,600 and $3,500 at 12% due on July 12 and July 20, 2012, respectively. The notes were verbally renewed indefinitely and are payable upon demand.

The Company also issued a bridge note of $25,000 on June 21, 2012 due on July 30, 2012. The interest rate for the note was 5%. The note was verbally renewed indefinitely and is payable upon demand.

During the quarter ended June 30, 2012, the Company repaid principal of $15,000 and interest of $1,100 on the 12% interest note and interest of $1,100 of the note with interest of 12%.

On July 3, 2012, the Company issued a note of $2,000 at 12% due on October 3, 2012. The note was verbally extended indefinitely and payable upon demand.

On August 2, 2012, the Company issued a note of $1,800 at 12% due on November 2, 2012. The note was verbally extended indefinitely and payable upon demand.

On September 17, 2012, the Company issued a note of $6,500 at 12% due on December 17, 2012. The note was verbally extended and payable upon demand.

On October 19, 2012, the Company issued a note of $50,000 at 12% due on January 1, 2013. The note was verbally extended indefinitely and payable upon demand.

During the quarter ended December 31, 2012, the Company repaid principal of $50,000 on the note that was entered on March 13, 2012 with interest at $500 per month, due on demand.

During the quarter ended March 31, 2013, the Company repaid principal of $19,100 and interest of $900 for the notes with interest of 12%.

At March 31, 2013 and December 31, 2012, notes payable to non-related parties consisted of the following:

	2013	2012
Interest at 12%, due on demand	$1,013,720	$1,032,820
Interest at 15%, due on demand	20,000	20,000
Interest at 10%, due on demand	128,000	128,000
Interest at 12.5%, due on demand	38,750	38,750
Interest at 5%, bridge note, due on demand	25,000	25,000
Notes payable bearing no interest, due on demand	6,000	6,000
Total Due	$1,231,470	$1,250,570

NOTE 5. NOTES PAYABLE, RELATED PARTY

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

During the quarter ended December 30, 2012, the Company repaid principal of $327 for the notes with interest of 12% and interest of $113.

On February 6, 2013, the Company issued a note of $450 to its president at 12% and due at June 6, 2013.

At March 31, 2013 and December 31, 2012, notes payable to related parties was:

	2013	2012
Notes payable to Company’s President, interest at 12%, due on demand	$34,798	$34,348

NOTE 6. CONVERTIBLE NOTES PAYABLE

At December 31, 2010, the Company had $625,600 of 6% subordinated convertible notes outstanding. The notes are due an unrelated party who owned less than 1% of the issued and outstanding stock of the Company as of March 31, 2012. As of December 31, 2011, all convertible notes payable related party were transferred to unrelated party. All notes are convertible to common shares, $0.001 par value, at the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company’s securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes to be converted on the sixth and seventh year of their anniversary date or are due and payable if the Company’s shares of common stock are not publicly traded. All of these notes are classified as a current liability at March 31, 2013 and December 31, 2012.

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

The FV of the warrants was allocated to the total proceeds from the loans, based on the relative FV of the warrants and debts, as unamortized interest totaling $16,110, to be amortized over the term of the loans. The warrants were classified as equity. The amortized interest expense for the three months ended March 31, 2013 and 2012 was the same amount of $1,343. The unamortized interest on warrants was $6,371 as of March 31, 2013.

On February 8, 2012, the Company converted a note with principal of $16,883 and interest of $1,117 into 1,800,000 shares of Common Stock at conversion price of $0.01 per share.

On February 9, 2012, the Company converted a note of $18,000 of accrued interest into 1,800,000 shares of Common Stock at $0.01 per share.

On February 27, 2012, the Company converted a note with principal of $15,030 into 1,800,000 shares of Common Stock at $0.008 per share.

On March 29, 2012, the Company converted a note with principal of $3,049 and interest of $4,951 into 2,000,000 shares of Common Stock at $0.004 per share.

On April 4, 2012, the Company entered into a Notes Purchase Agreement (“NPA”) with Asher Enterprises, Inc. (“Asher”). Under the terms of the NPA, the Company issued to Asher convertible notes (the “Notes”) of $37,500. The Notes had a nine month maturity date from issuance. The notes bear interest at 8%. Any principal or interest on these notes which is not paid when due shall bear interest at 22% from the due date until paid. The conversion price shall equal the variable conversion price which shall mean 55% multiplied by the market price (representing a discount rate of 45%). Market price means the average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date. This note had beneficial conversion feature (“BCF”) of $30,682 and was recorded in the balance sheet at face value less the unamortized BCF. The note was verbally extended indefinitely and is payable on demand.

On April 27, 2012, the Company issued convertible notes of $5,000 and $10,000 at 12% interest due on April 27, 2015. All notes are convertible to common shares, $0.001 par value, at the lower of $0.10 or 50% of the lowest closing bid price of the common stock during the 30 trading days preceding the date the Conversion Notice is delivered to the Company. BCF is contingent on the Company’s average stock as determined by the conversion formula. This BCF is not recorded and will be recorded when the contingency is resolved.

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

On December 14, 2012, the Company converted a note with principal of $3,000 into 2,500,000 shares of Common Stock at $0.0012 per share.

On December 26, 2012, the Company entered into an NPA with Asher. Under the terms of the NPA, the Company issued to Asher convertible notes of $22,500 upon receipt of funds on January 10, 2013. The Notes have a nine month maturity date from issuance. The notes bear interest at 8%. Any principal or interest on these notes which is not paid when due shall bear interest at 22% from the due date until paid. The conversion price shall equal the variable conversion price which shall mean 55% multiplied by the market price (representing a discount rate of 45%). Market price means the average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date. However, the Company received the amount of $20,000 from Asher Enterprises on January 8, 2013.

On January 8, 2013, the Company entered into an NPA with Asher. Under the terms of the NPA, the Company issued to Asher convertible notes of $12,500. The Notes have a nine month maturity date from issuance. The notes bear interest at 8%. Any principal or interest on these notes which is not paid when due shall bear interest at 22% from the due date until paid. The conversion price shall equal the variable conversion price which shall mean 55% multiplied by the market price (representing a discount rate of 45%). Market price means the average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date. This note has a BCF of $10,200.

On January 30, 2013, the Company entered into a Debt Conversion Agreement (“DCA”) with Delta Capital Partners. Under the terms of the DCA, Delta Capital Partners confirms that pursuant to the note dated May 30, 2002 (the “Note”) of $13,400 with interest rate of 6% and a maturity date of May 30, 2007, the company owes the Delta Capital Partner a balance of $9,943 including principal and accrued interest as of January 30, 2013. Delta Capital Partners further agrees to convert principal of $957 and interest of $543 due under the Note into shares of common stock of the company, no par value, at the price of $0.0005 for 3,000,000 shares.

On January 8, 2013, the Company converted a note with principal of $3,750 into 5,000,000 shares of Common Stock at $0.00075 per share.

On January 29, 2013, the Company converted a note with principal of $2,750 into 5,000,000 shares of Common Stock at $0.00055 per share.

On February 21, 2013, the Company converted a note with principal of $2,650 into 5,000,000 shares of Common Stock at $0.00053 per share.

On February 28, 2013, the Company converted a note with principal of $2,500 into 5,000,000 shares of Common Stock at $0.0005 per share.

On March 7, 2013, the Company converted a note with principal of $2,500 into 5,000,000 shares of Common Stock at $0.0005 per share.

At March 31, 2013 and December 31, 2012, convertible notes payable to non-related parties consisted of the following:

	2013	2012
Interest at 6%, due on demand	$282,200	$282,200
Interest at 6%, transferred from related party	625,600	625,600
Interest at 10%, due on demand	350,000	350,000
Interest at 8%, due in 2013	111,000	76,000
Interest at 12%, due in 2015	15,000	15,000
Total	1,383,800	1,348,800
Less: Unamortized discount of BCF	(20,367)	(23,951)
Less: Notes payable converted	(97,678)	(79,571)
Less: Current portion	(900,764)	(880,287)
Less: Unamortized interest on warrants	(6,371)	(7,714)
Convertible notes payable, noncurrent	$358,620	$357,277

Interest expense on these notes for the three months ended March 31, 2013 and 2012 was $47,232 and $21,500, respectively.

NOTE 7. STOCKHOLDERS’ DEFICIT

In January 2012, the Company issued 480,000 shares of restricted common stock to a marketing consultant company, as payment for services provided from June 12, 2011 to June 11, 2012. The FV of the stock on the day of issuance was $16,800. As of June 30, 2012, $16,800 was fully amortized.

On July 2, 2012, the Company entered into consulting agreements with four contractors to assist with the Company’s public awareness. The agreements continued until December 25, 2012 with the option of an additional three or six month renewal. The Company did not renew after the agreements were expired. As compensation, the Company was to pay each contractor $1,000 per month through issuance of the Company’s restricted common stock calculated at 20% discount of the average closing price of the lowest five trading days in the prior 20 trading days for a minimum period of six months. The first payment was to be made on the effective date of this agreement and subsequent payments payable on the first business day of each month for the duration of this contract. The expenses related to the project were reimbursed by the Company. During the second half of 2012, the Company has recorded $16,000 consulting expense from issuance of 4,604,132 shares.

On February 20, 2013, the Company agreed to issue 10 million shares of restricted common stocks to Healthcare International Networks, LLC (“HIN”) to pay $10,000 of lawsuit settlement (Note 9). The Company has the option to buy back the shares at $10,000 or the FV of the stocks, whichever greater. This option shall be exercisable for a period of six months from the time HIN takes ownership of the stock. During three months ended March 31, 2013, the Company recorded $10,000 as loss on litigation settlement from issuance of 10,000,000 shares.

At March 31, 2013 the Company had 561,437,364 shares of its common stock held in escrow for future issuance due to conversion of certain convertible notes. These shares were not considered issued and outstanding.

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

The FV of the warrants was allocated to the total proceeds from the loans, based on the relative FV of the warrants and debts, as unamortized interest totaling $16,110, to be amortized over the term of the loans. The warrants were classified as equity. The amortized interest expense for the three months ended March 31, 2013 and 2012 was $1,343 for each period. The unamortized interest on warrants was $6,371 as of March 31, 2013.

Options

There were no options granted during the three months ended March 31, 2013 or 2012.

Common stock purchase options and warrants consisted of the following at March 31, 2013 and 2012:

	# of shares	Weighted Average Exercise Price	Aggregated Intrinsic Value
Options:
Outstanding and exercisable, January 1, 2013	-	$-	$-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding and exercisable, March 31, 2013	-	$-	$-

Warrants:
Outstanding and exercisable, January 1, 2013	-	$-	$-
Granted	1,750,000	0.10	-
Exercised	-	-	-
Expired	-	-	-
Outstanding and exercisable, March 31, 2013	1,750,000	$0.10	$-

NOTE 8. COMMITMENTS AND CONTINGENCIES

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

During 2002, eCast, settled a lawsuit with its prior landlord of $100,000 and unpaid interest $13,178. As of March 31, 2013 the balance $113,178 due for the settlement had not been paid and is reflected as a current liability.

Management is aware of a threatened litigation matter involving the nonpayment of $9,000 in legal fees. Management is not aware of any attempts by the party to pursue the litigation.

On November 1, 2010 the accounting firm of A.J. Robbins, P.C. filed a lawsuit in the District Court, City and County of Denver, Colorado, seeking recovery of fees allegedly owed for accounting services performed during 2004 to 2008. The claims were asserted against the Company, a second corporate defendant, and our CEO, as a result of a personal guarantee. On December 15, 2010, Defendants filed an Answer which asserted several defenses. The parties exchanged initial disclosures, and the matter was set for trial on December 5, 2011. On August 3, 2011 the parties entered into a settlement whereby the Defendants will jointly pay $85,000 to the plaintiffs and the Company will issue $45,000 of the Company’s stock to the plaintiffs. The Company was responsible to pay 50% of the cash payments, the other 50% of which was the responsibility of a second defendant. The cash payments were scheduled to be made in equal monthly payments over seven months commencing August 31, 2011. In consideration of the settlement, the parties executed a mutual release and agreed to withdraw the lawsuit. The releases and withdrawal are contingent upon the Company's full performance of the settlement agreement terms. The second defendant issued stock with a FV of $36,000 on the date of the agreement in full payment of the stock portion of the settlement agreement. As of November 11, 2012, the Company and the second corporate defendant have fulfilled all the obligations with respect to this liability and all of the $85,000 has been paid to the plaintiffs.

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

Legal representatives for HIN and for the Company determined the parties came to an agreement to settle their dispute in Case No. BC476301. The agreement is as follows: In exchange for the Company providing HIN $10,000 of common stock, HIN, with all other Plaintiffs in this action shall dismiss, with prejudice, their lawsuit filed against the Company on January 5, 2012. In addition to this exchange of stock, the Company will relinquish any rights to the name Planet Hospital and will acknowledge the rescission of any alleged agreement between the Company and HIN for the purchase of the name Planet Hospital.

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

The settlement was completed on February 20, 2013. The shares were issued in February 20, 2013.

NOTE 10. SUBSEQUENT EVENT

On April 8, 2013, the Company entered into an NPA with Asher. Under the terms of the NPA, the Company will issue to Asher convertible notes of $34,000. The Notes have a nine month maturity date from issuance. The notes bear interest at 8%. Any principal or interest on these notes which is not paid when due shall bear interest at 22% from the due date until paid. The conversion price shall equal the variable conversion price which shall mean 55% multiplied by the market price (representing a discount rate of 45%). Market price means the average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date. This note has a BCF of $27,818.

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

Overview

On November 1, 2010, the Company's Board of Directors (“BOD”) and management decided to change the focus of its business from entertainment and website development to websites dedicated to the facilitation of medical tourism. The Company believes that due to the potential high growth in the medical tourism industry (“MTI”), it is a better use of the Company's resources. The Company discontinued operations and maintenance of web destinations it launched in the last several years, as it has transitioned toward the development of one or more medical tourism websites.

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

Our goal is to develop our own platform and to acquire and partner with the leaders in the MTI, including electronic record management, and grow the business significantly long into the foreseeable future.

In addition, as part of its strategy of growth in the MTI, effective October 6, 2011, the Company entered into an Asset Purchase Agreement (the "Agreement") with Healthcare International Networks, LLC (“HIN”), a privately-owned Delaware limited liability company ("Seller"). Pursuant to the terms of the Agreement, the Company purchased substantially all of the operating assets associated with the website "Planet Hospital" as owned and operated by the Seller. The Seller agreed to retain all of his liabilities whether related to the Planet Hospital website or any other assets acquired by Company under the Agreement. The Company assumed no liabilities under the Agreement. As consideration for the transfer and sale of the Planet Hospital assets to the Company, the Company agreed to issue $90,000 of its unregistered Common Stock, at $0.144 per share (the "Consideration Shares"). The price per share of the Consideration Shares was based upon the average of the closing price of the Company's Common Stock for the 30 days preceding October 6, 2011. As such 625,000 shares of Common Stock were to be issued as Consideration Shares. The Consideration Shares have not been issued as the Seller did not respond to the Company’s repeated requests to provide the names of the individuals to which the shares were to be issued. The Company has not assumed title to the Planet Hospital assets including the rights to the name and website domain. The agreement has been terminated through a court settlement on March 8, 2013.

Financing

We have generated no revenue from the sale of our products during the 2013 fiscal year, therefore, we must continue to rely on funding from other sources to support our operations. We have no committed sources of financing other than as disclosed in this Form 10-Q. Sales of our debt and equity securities and loans from related parties have provided us with the funding we needed in the past, although there is no guaranty that this funding will be available in the future. As we discuss below, our financial statements were prepared assuming we will continue as a going concern. Through March 31, 2013, we incurred cumulative losses of $10,645,100 including a net loss for the three months ended March 31, 2013 of $146,492. It is unknown when, if ever, we will achieve a level of revenues adequate to support our costs and expenses, including the repayment of debt.

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

In the three months ended March 31, 2013, the Company issued a note for $450 with interest of 12% to the Company’s CEO, issued $35,000 short-term convertible notes, with interest of 8%, and converted $18,650 ($18,107 principal and $543 interest) notes into the Company’s common shares. See the consolidated financial statements of the Company for further details on these financing transactions.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues for the three months ended March 31, 2013 and 2012 were $0.

General and administrative expenses were $41,557 during the three months ended March 31, 2013, a decrease of $73,099 or 63.7%, compared to $114,656 for the three months ended March 31, 2012. During the three months ended March 31, 2013, the Company also incurred litigation settlement of $10,000 and interest costs related to various notes of $94,935, an increase of $35,679 from the prior period when we reported interest of $59,256. Operations were limited by the lack of available cash.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, and that would be considered material to investors.

Liquidity and Capital Resources

We have incurred operating losses since inception. As of March 31, 2013, we have an accumulated deficit of $10.65 million. At March 31, 2013, we have $18 in cash and equivalents and a net working capital deficit of $5.55 million.

The Company had cash of $18 at March 31, 2013. Historically, the Company’s source of cash for operations has been the sale of equity and debt securities. There can be no assurance that sales of the Company’s securities, or sales of the Company’s products and services will provide sufficient capital for its operations or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. As of March 31, 2013, $2,009,438 in principal and interest of certain promissory notes issued by the Company were due or will be coming due on or before June 6, 2013. These notes had matured and were verbally extended indefinitely and are payable upon demand.

The Company and its wholly owned subsidiary, eCast Media Corporation, Inc. (“eCast”), are dependent on borrowed or invested funds to finance their ongoing operations. As of March 31, 2013, eCast owed $620,000 on 6% convertible notes and the Company owed $209,381 on 6% convertible notes. These notes were issued to two of the Company’s major stockholders. These notes are classified as current liabilities. We anticipate we will continue borrowing funds or obtaining additional equity financing to provide working capital. We do not have sufficient cash on hand or from operations to support the Company's operations for the next 12 months.

The audit report of the Company’s independent registered public accounting firm for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K for the year then ended, includes a “going concern” explanation. In the auditor’s opinion, the Company’s limited operating history and accumulated deficit as of December 31, 2012, raised substantial doubt about the Company’s ability to continue as a going concern. We require approximately $5.54 million over the next 12 months to pay off accounts payable, accrued expenses and the convertible notes and notes payable reaching maturity unless we obtain additional extensions.

Due to our limited cash flow, operating losses and intangible assets, it is unlikely we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from our major stockholders and other outside sources to fund our current operations. If these outside sources are unwilling or unable to provide necessary working capital to us, we will probably not be able to sustain operations. We have no written agreements or contractual obligations in place which require our outside sources to continue to finance our operations. The Company's and eCast's convertible notes of $967,308 are convertible when the Company's or eCast's securities (as the case may be) are trading publicly and the underlying stock of the convertible notes has been registered with the Securities and Exchange Commission (“SEC”) on a registration statement that has been declared effective. If they remain unpaid, the notes will automatically convert to Common Stock on the fifth anniversary of their respective issuances. The parties have agreed to indefinitely extend the conversions.

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

Operating Activities

During the three months ended March 31, 2013, the Company used $16,332 of cash in operating activities, primarily to fund its net loss. Non-cash adjustments included $1,343 for the amortization of interest on warrants, $10,000 for share-based payments to lawsuit settlements, and $32,221 interest expense for amortized beneficial conversion of debt. Cash used in operating activities included an increase of $86,596 in accounts payable and accrued expenses.

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

Going Concern

The accompanying financial statements were prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2013, the Company has incurred cumulative losses of $10,645,100 including a net loss for the three months ended March 31, 2013 of $146,492. As the Company has no cash flow from operations, its ability to maintain its status as an operating company is dependent upon obtaining adequate cash to finance its overhead, sales and marketing activities, and the acquisition of other companies in the MTI industry. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next 12 months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash the Company will have for its operations. Accordingly, there is no assurance the Company will be able to implement its plans.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 8, 2013, HIN and the Company entered into a settlement whereby the Company would issue to HIN and all other Plaintiffs in this case $10,000 of the Company’s common stock. In addition to this exchange of stock, the Company will relinquish any rights to the name Planet Hospital and will acknowledge the rescission of any alleged agreement between the Company and HIN for the purchase of the name Planet Hospital.

Said stock is offered by the Company with the condition that HIN or any other recipient of the stock provide the Company a non-negotiable six months Option to buy-back the stock upon its choosing to do so, at $10,000 or whatever value the stock may have at the time the Company exercises its Option within six months, whichever price may be greater at that time. Also within the six months that the Company has an Option to buy-back the stock, the Company shall be afforded the absolute Right of First Refusal, in the event that the recipient of the stock intends to distribute any portion of the stock in any manner.

HIN and associated other plaintiff have forever waived their right to bring forth any cause of action arising from this alleged asset purchase agreement or any previously filed causes of action that were also associated with Case No. BC476301.

On November 8, 2012, a Notice of Settlement of Entire Case was filed with the Superior Court of California, County of Los Angeles, Stanley Mosk Courthouse, Department 32, which effectively notified the Court that this matter is presumed settled. The Court shall, nevertheless, retain the original Final Status Conference Date and the Trial Date. In addition the Court has designated an Order to Show Cause for January 14, 2013 in regards to Dismissal of this matter. This case was settled and dismissed with prejudice from the court's jurisdiction, and was dismissed with prejudice on March 8, 2013.

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

On January 8, 2013, the Company issued to Asher Enterprises, Inc., convertible notes of $12,500 at 8% due on September 10, 2013 for cash of $12,500.

On January 8, 2013, the Company converted a note with principal of $3,750 into 5,000,000 shares of Common Stock at $0.00075 per share.

On January 29, 2013, the Company converted a note with principal of $2,750 into 5,000,000 shares of Common Stock at $0.00055 per share.

On January 30, 2013, the Company converted a note with principal of $957 and interest of $543 into 3,000,000 shares of Common Stock at $0.0005 per share.

On February 21, 2013, the Company converted a note with principal of $2,650 into 5,000,000 shares of Common Stock at $0.00053 per share.

On February 28, 2013, the Company converted a note with principal of $2,500 into 5,000,000 shares of Common Stock at $0.0005 per share.

On March 7, 2013, the Company converted a note with principal of $2,500 into 5,000,000 shares of Common Stock at $0.0005 per share.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

The Company has no disclosure applicable to this item.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

Exhibits:

Exhibit 3.1	(1)	Certificate of Incorporation, as amended

Exhibit 3.2	(2)	Bylaws dated March 14, 2000.

Exhibit 4.1	(3)	2009 Equity Incentive Plan dated March 6, 2009

Exhibit 4.2	(4)	Form of Common Stock Purchase Warrant

Exhibit 10.16	(5)	Planet Hospital Settlement Agreement

Exhibit 31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
__________________
*	Filed herewith.
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011.
(2)	Filed as an exhibit to the Company’s Registration Statement (File No. 333-38322), Amendment No. 1, on Form SB-2/A on August 23, 2000.
(3)	Filed as an exhibit to the Company’s Registration Statement (File No. 333-157748) on Form S-8 filed on March 6, 2009.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 3, 2011.
(5)	Filed as an exhibit to the Company's Annual Report on Form 10-K filed on May 17, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL HEALTH VOYAGER, INC.

Dated: May 20, 2013	By:	/s/ Ali Moussavi
Ali Moussavi,
President, Chief Executive Officer (Principal Executive Officer), and Acting Chief Financial Officer (Acting Principal Financial Officer)