Form 10-Q
period 2013-06-30
GLOBAL HEALTH VOYAGER INC
filed 2013-10-03
CIK 318622

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

Number of shares outstanding as of September 30, 2013: 999,861,927 common shares.

GLOBAL HEALTH VOYAGER, INC. AND SUBSIDIARIES
JUNE 30, 2013
(UNAUDITED)

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

Global Health Voyager, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$17	$-

TOTAL ASSETS	$17	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$587,870	$590,221
Accrued liabilities	1,546,379	1,442,126
Accrued liabilities, related parties	1,252,342	1,149,195
Notes payable	1,231,470	1,250,570
Notes payable, related party	34,798	34,348
Convertible notes payable, net of unamortized beneficial conversion feature	926,722	880,287
Accrued litigation settlements	113,178	113,178

TOTAL CURRENT LIABILITIES	5,692,759	5,459,925

LONG TERM LIABILITIES
Convertible notes payable	359,962	357,277

TOTAL LIABILITIES	6,052,721	5,817,202

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock; $0.001 par value; 1,000,000,000 shares
authorized; 93,424,564 and 52,924,564 shares issued and outstanding at June 30, 2013 and December 31, 2012	93,424	52,924
Additional paid-in capital	4,673,087	4,628,482
Deficit accumulated during the development stage	(10,819,215)	(10,498,608)

TOTAL STOCKHOLDERS' DEFICIT	(6,052,704)	(5,817,202)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$17	$-

See accompanying notes to consolidated financial statements.

Global Health Voyager, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Cumulative from
	Three Months Ended		Six Months Ended		June 4,
	June 30,	June 30,	June 30,	June 30,	1999 (inception) to
	2013	2012	2013	2012	June 30, 2013

REVENUES	$-	$-	$-	$-	$385,997

COSTS AND EXPENSES
General and administrative	90,362	99,475	131,919	207,943	7,764,771
Depreciation and amortization	-	-	-	-	132,077
Impairment of film costs	-	-	-	-	156,445
Impairment of related party receivables	-	-	-	-	35,383
Inventory write-down	-	-	-	-	24,820
Loss on litigation settlement	-	-	10,000	-	110,000

TOTAL COSTS AND EXPENSES	90,362	99,475	141,919	207,943	8,223,496

LOSS FROM OPERATIONS	(90,362)	(99,475)	(141,919)	(207,943)	(7,837,499)

OTHER INCOME (EXPENSES)
Other income	-	-	-	630	26,137
Other expense	-	-	-	-	(536,895)
Interest expense	(82,710)	(58,509)	(176,607)	(116,446)	(1,536,602)
Interest expense, related party	(1,044)	(1,294)	(2,082)	(2,613)	(545,896)
Loan fees	-	-	-	-	(616,000)
Debt forgiven	-	-	-	-	290,595
Legal fees forgiven	-	-	-	-	12,296
Provision for common stock subscription receivable	-	-	-	-	(91,552)

TOTAL OTHER EXPENSES, NET	(83,754)	(59,803)	(178,689)	(118,429)	(2,997,917)

LOSS BEFORE PROVISION FOR INCOME TAXES
AND NONCONTROLLING INTEREST	(174,116)	(159,278)	(320,608)	(326,372)	(10,835,416)

PROVISION FOR INCOME TAXES	-	-	-	-	16,800

LOSS BEFORE NON-CONTROLLING INTEREST	(174,116)	(159,278)	(320,608)	(326,372)	(10,852,216)

LESS LOSS ATTRIBUTABLE TO NON-CONTROLLING
INTEREST	-	-	-	-	33,000

NET LOSS ATTRIBUTABLE TO GLOBAL HEALTH
VOYAGER, INC. AND SUBSIDIARIES	$(174,116)	$(159,278)	(320,608)	$(326,372)	$(10,819,216)

NET LOSS PER SHARE
BASIC AND DILUTED	$(0.00)	$(0.00)	(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED	93,424,563	44,862,320	84,569,007	41,957,186

See accompanying notes to consolidated financial statements.

Global Health Voyager, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended		Cumulative from June 4, 1999 (inception) to
	June 30,	June 30,	June 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before non-controlling interest	$(320,608)	$(326,372)	$(10,852,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for prepayment	-	-	73,732
Gain on conversion of notes	-	(630)	(630)
Amortized interest on warrants	2,685	2,686	11,072
Depreciation and amortization	-	-	132,077
Impairment loss	-	-	336,773
Inventory write-down	-	-	24,820
Impairment of related party receivables	-	-	35,383
Operating expenses paid by reducing note receivable	-	-	10,000
Stock issued for services	-	22,988	1,441,737
Deferred compensation	-	-	10,417
Stock issued for loan fees	-	-	423,000
Stock options issued for services	-	-	60,370
Stock issued for litigation settlements	10,000		10,000
Debts forgiven	-	-	(302,891)
Provision for common stock subscription receivable	-	-	89,468
Amount attributable to non-controlling interest	-	-	33,000
Interest expense on beneficial conversion of debt	51,997	-	883,025
Changes in assets and liabilities:
Interest receivable	-	-	(19,986)
Inventory	-	-	(24,820)
Prepaid expenses	-	-	(73,732)
Other assets	-	-	(24,000)
Accrued litigation settlements	-	-	100,000
Accounts payable and accrued expenses	102,445	101,295	2,179,426
Accrued expenses, related parties	103,148	75,000	1,609,129

Net cash used in operating activities	(50,333)	(125,032)	(3,834,846)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable from officer	-	-	(45,048)
Collection of notes receivable from officer	-	-	35,048
Notes receivable, related parties	-	-	(50,000)
Collection of notes receivable, related parties	-	-	50,000
Investment in property and equipment	-	-	(18,879)
Investment in film costs	-	-	(133,005)
Investment in web site development costs	-	-	(292,968)

Net cash used in investing activities	-	-	(454,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	1,254,154
Payment of offering costs	-	-	(66,450)
Proceeds from notes payable	-	94,100	1,716,572
Proceeds from notes payable, related party	450	2,000	688,945
Payments of notes payable	(19,100)	(19,135)	(299,351)
Payments of notes payable, related party	-	(3,233)	(431,955)
Proceeds from issuance of convertible notes	69,000	52,501	1,427,800

Net cash provided by financing activities	50,350	126,233	4,289,715

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	17	1,201	17

CASH AND EQUIVALENTS,
Beginning of period	-	799	-
CASH AND EQUIVALENTS,
End of period	$17	$2,000	$17

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$900	$1,962	$24,284
Income taxes paid	$-	$-	$4,000

NONCASH FINANCING ACTIVITIES:
Conversion of debts and accrued interest	$18,650	$66,735	$620,881
Stock issued for loan fees	$-	$-	$423,000

See accompanying notes to consolidated financial statements.

GLOBAL HEALTH VOYAGER, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2013 and 2012 (UNAUDITED) AND DECEMBER 31, 2012

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

NOTE 2. GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”), which contemplates continuation of the Company as a going concern. As of and for the six months ended June 30, 2013, the Company incurred a net loss of $320,608, had an accumulated deficit of $10,819,215, as well as a working capital deficit of $5,692,742. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Because the Company has not generated any revenue, it is considered a development stage company. Consequently, the accompanying consolidated financial statements were prepared using the accounting formats prescribed for development stage enterprises in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”. The Company’s year end is December 31st.

The consolidated interim financial information as of June 30, 2013 and for the six and three month periods ended June 30, 2013 and 2012 was prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with US GAAP was not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2013, its consolidated results of operations and cash flows for the six and three month periods ended June 30, 2013 and 2012, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Equipment and Depreciation

Equipment is recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs expensed as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any reselling gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for consolidated financial statements purposes. There was no depreciation recorded for the six and three months ended June 30, 2013 and 2012.

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

Income Taxes

The Company follows the liability method of accounting for income taxes pursuant to FASB ASC 740, “Accounting for Income Taxes”. Under ASC 740 deferred income taxes are recorded to reflect tax consequences on future years for the differences between the tax bases of assets and liabilities and their financial reporting amounts at each period-end.

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

The Company follows FASB ASC 740-10, “Accounting for Uncertainty in Income Taxes”. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC 740-10 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. As a result of implementing ASC 740-10, the Company’s management reviewed the Company’s tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material affect on the Company.

Based on its evaluation, the Company concluded there were no significant uncertain tax positions requiring recognition in its financial statements as of June 30, 2013 or December 31, 2012.

The Company does not have any unrecognized tax benefits as of June 30, 2013 and December 31, 2012 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes during the six and three months ended June 30, 2013 or 2012.

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

Impairment of Long-Lived Assets

The Company adopted FASB ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company evaluates its long-lived assets by measuring the carrying amounts of assets against the estimated undiscounted future cash flows associated with them. At the time the carrying value of such assets exceeds the FV of such assets, impairment is recognized.

Advertising Costs

Advertising costs are expensed as incurred. The Company did not incur any advertising costs during the six and three months ended June 30, 2013 or 2012.

Loss per Share

The Company computes loss per share in accordance with FASB ASC 260-10-45, “Earnings per Share”. The Statement requires dual presentation of basic and diluted Earnings per Share (“EPS”) on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and the denominator of the diluted EPS computation. The Company computes basic and diluted net loss per share by dividing the net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the six and three months ended June 30, 2013 and 2012. Common equivalent shares related to stock options and warrants were excluded from the computation of diluted EPS for the six and three months ended June 30, 2013 and 2012 because their effect is anti-dilutive.

Stock Based Compensation to Other Than Employees

The Company accounts for equity instruments issued for the receipt of goods or services from other than employees in accordance with FASB ASC 718, “Accounting for Stock-Based Compensation,” and the conclusions reached by ASC 505-50, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services”. Costs are measured at the estimated FV of the consideration received or the estimated FV of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued as consideration for other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by ASC 505-50. In the case of equity instruments issued to consultants, the FV of the equity instrument is recognized over the term of the consulting agreement.

Reclassification

Certain prior period amounts were reclassified to conform to the manner of presentation in the current year.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-2, Comprehensive Income (ASC Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, the new ASU requires entities to disclose in a single location (either on the face of the financial statement that reports net income or in the notes) the effects of reclassifications out of accumulated other comprehensive income (AOCI). For items reclassified out of AOCI and into net income in their entirety, entities must disclose the effect of the reclassification on each affected net income item. For AOCI reclassification items that are not reclassified in their entirety into net income, entities must provide a cross-reference to other required US GAAP disclosures. There is no change in the requirement to present the components of net income and other comprehensive income in either a single continuous statement or two separate consecutive statements.  The ASU does not change the items currently reported in other comprehensive income.

For public entities, the new disclosure requirements are effective for annual reporting periods beginning after December 15, 2012, and interim periods within those years (i.e., the second quarter of 2013 for entities with calendar year-ends). The ASU applies prospectively, and early adoption is permitted. The adoption of this ASU did not have a material impact to the Company’s consolidated financial statements.

As of June 30, 2013, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s interim consolidated financial statements.

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

During the quarter ended June 30, 2012, the Company repaid principal of $15,000 and interest of $1,100 for the note with interest of 12%.

On July 3, 2012, the Company issued a note of $2,000 at 12% due on October 3, 2012. The note was verbally extended indefinitely and is payable upon demand.

On August 2, 2012, the Company issued a note of $1,800 at 12% due on November 2, 2012. The note was verbally extended indefinitely and is payable upon demand.

On September 17, 2012, the Company issued a note of $6,500 at 12% due on December 17, 2012. The note was verbally extended and is payable upon demand.

On October 19, 2012, the Company issued a note of $50,000 at 12% due on January 1, 2013. The note was verbally extended indefinitely and is payable upon demand.

During the quarter ended December 31, 2012, the Company repaid principal of $50,000 on the note that was entered on March 13, 2012 with interest at $500 per month, due on demand.

During the quarter ended March 31, 2013, the Company repaid principal of $19,100 and interest of $900 for the notes with interest of 12%.

At June 30, 2013 and December 31, 2012, notes payable to non-related parties consisted of the following:

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

During the quarter ended December 31, 2012, the Company repaid principal of $327 for the notes with interest of 12% and interest of $113.

On February 6, 2013, the Company issued a note of $450 to its president at 12% and due at June 6, 2013. The note was verbally extended indefinitely and is payable on demand.

At June 30, 2013 and December 31, 2012, notes payable to related parties was:

	2013	2012
Notes payable to Company’s President, interest at 12%, due on demand	$34,798	$34,348

NOTE 6. CONVERTIBLE NOTES PAYABLE

At December 31, 2010, the Company had $625,600 of 6% subordinated convertible notes outstanding. The notes are due an unrelated party who owned less than 1% of the issued and outstanding stock of the Company as of March 31, 2012. As of December 31, 2011, all convertible notes payable related party were transferred to unrelated party. All notes are convertible to common shares, $0.001 par value, at the average bid price of the common stock for the five trading days immediately preceding the conversion date. The notes are convertible when the Company’s securities are trading publicly and the underlying stock of the debenture has been registered with the SEC and declared effective. It is mandatory that the notes to be converted on the sixth and seventh year of their anniversary date or are due and payable if the Company’s shares of common stock are not publicly traded. All of these notes are classified as a current liability at June 30, 2013 and December 31, 2012.

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

The FV of the warrants was allocated to the total proceeds from the loans, based on the relative FV of the warrants and debts, as unamortized interest totaling $16,110, to be amortized over the term of the loans. The warrants were classified as equity. The amortized interest expense for the six months ended June 30, 2013 and 2012 was $2,685 and $2,686, respectively; and $1,343 was for each of the three months ended June 30, 2013 and 2012. The unamortized interest on warrants was $5,029 as of June 30, 2013.

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

On November 12, 2012, the Company entered into an NPA with Asher, a Delaware corporation. Under the terms of the NPA, the Company issued to Asher convertible notes of $16,000. The Notes have a nine month maturity date from issuance. The notes bear interest at 8%. Any principal or interest on these notes which is not paid when due shall bear interest at 22% from the due date until paid. The conversion price shall equal the variable conversion price which shall mean 31% multiplied by the market price (representing a discount rate of 69%). Market price means the average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date. This note had BCF of $35,613 and was recorded in the balance sheet at face value less the unamortized BCF.

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

On April 8, 2013, the Company entered into an NPA with Asher. Under the terms of the NPA, the Company issued to Asher convertible notes of $34,000. The notes had a nine-month maturity date from issuance. The notes bear interest at 8%. Any principal or interest on these notes which is not paid when due shall bear interest at 22% from the due date until paid. The conversion price shall equal the variable conversion price which shall mean 55% multiplied by the market price (representing a discount rate of 45%). Market price means the average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date. This note has a BCF of $27,818.

At June 30, 2013 and December 31, 2012, convertible notes payable to non-related parties consisted of the following:

	2013	2012
Interest at 6%, due on demand	$282,200	$282,200
Interest at 6%, transferred from related party	625,600	625,600
Interest at 10%, due on demand	350,000	350,000
Interest at 8%, due in 2013	111,000	76,000
Interest at 8% due in 2014	34,000	-
Interest at 12%, due in 2015	15,000	15,000
Total	1,417,800	1,348,800
Less: Unamortized discount of BCF	(28,409)	(23,951)
Less: Notes payable converted	(97,678)	(79,571)
Less: Current portion	(926,722)	(880,287)
Less: Unamortized interest on warrants	(5,029)	(7,714)
Convertible notes payable, noncurrent	$359,962	$357,277

Interest expense on these notes for the six months ended June 30, 2013 and 2012 was $83,024 and $43,748 and $35,792 and $22,248 for the three months ended June 30, 2013 and 2012, respectively.

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

At June 30, 2013, the Company had 906,437,364 shares of its common stock held in escrow for future issuance due to conversion of certain convertible notes. These shares were not considered issued and outstanding.

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

The FV of the warrants was allocated to the total proceeds from the loans, based on the relative FV of the warrants and debts, as unamortized interest totaling $16,110, to be amortized over the term of the loans. The warrants were classified as equity. The amortized interest expense for the six months ended June 30, 2013 and 2012 was $2,685 and $2,686, respectively.  The amortized interest expense for the three months ended June 30, 2013 and 2012 was $1,343 each. The unamortized interest on warrants was $5,029 as of June 30, 2013.

Options

There were no options granted during the six months ended June 30, 2013 or 2012.

Common stock purchase options and warrants consisted of the following at June 30, 2013 and 2012:

	# of Shares	Weighted Average Exercise Price	Aggregated Intrinsic Value
Options:
Outstanding and exercisable, January 1, 2013	-	$-	$-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding and exercisable, March 31, 2013	-	$-	$-

Warrants:
Outstanding and exercisable, January 1, 2013	1,750,000	$0.10	$-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding and exercisable, June 30, 2013	1,750,000	$0.10	$-

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

During 2002 eCast settled a lawsuit with its prior landlord of $100,000 and unpaid interest $13,178. As of June 30, 2013 the balance $113,178 due for the settlement had not been paid and is reflected as a current liability.

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

On November 8, 2012, a Notice of Settlement of Entire Case was filed with the Superior Court of California, County of Los Angeles, Stanley Mosk Courthouse, Department 32, which effectively notified the Court that this matter is presumed settled. The Court shall, nevertheless, retain the original Final Status Conference Date and the Trial Date. In addition the Court designated an Order to Show Cause for January 14, 2013 in regards to Dismissal of this matter. The settlement was completed on February 20, 2013. The shares were issued on February 20, 2013. The case was settled and dismissed with prejudice from the court's jurisdiction and was dismissed with prejudice on March 8, 2013.

NOTE 10. SUBSEQUENT EVENT

On August 19, 2013, the Company entered into an NPA with Asher. Under the terms of the NPA, the Company will issue to Asher convertible notes of $37,100. The notes have a nine month maturity date from issuance. The notes bear interest at 8%. Any principal or interest on these notes which is not paid when due shall bear interest at 22% from the due date until paid. The conversion price shall equal the variable conversion price which shall mean 55% multiplied by the market price (representing a discount rate of 45%). Market price means the average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date. This note has a BCF of $30,354.

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

In addition, as part of its strategy of growth in the MTI, effective October 6, 2011, the Company entered into an Asset Purchase Agreement (the "Agreement") with Healthcare International Networks, LLC (“HIN”), a privately-owned Delaware limited liability company ("Seller"). Pursuant to the terms of the Agreement, the Company purchased substantially all of the operating assets associated with the website "Planet Hospital" as owned and operated by the Seller. The Seller agreed to retain all of his liabilities whether related to the Planet Hospital website or any other assets acquired by Company under the Agreement. The Company assumed no liabilities under the Agreement. As consideration for the transfer and sale of the Planet Hospital assets to the Company, the Company agreed to issue $90,000 of its unregistered Common Stock, at $0.144 per share (the "Consideration Shares"). The price per share of the Consideration Shares was based upon the average of the closing price of the Company's Common Stock for the 30 days preceding October 6, 2011. As such 625,000 shares of Common Stock were to be issued as Consideration Shares. The Consideration Shares have not been issued as the Seller did not respond to the Company’s repeated requests to provide the names of the individuals to which the shares were to be issued. The Company has not assumed title to the Planet Hospital assets including the rights to the name and website domain. The agreement terminated through a court settlement on March 8, 2013.

Financing

We have generated no revenue from the sale of our products during the six months ended June 30, 2013, therefore, we must continue to rely on funding from other sources to support our operations. We have no committed sources of financing other than as disclosed in this Form 10-Q. Sales of our debt and equity securities and loans from related parties have provided us with the funding we needed in the past, although there is no guaranty that this funding will be available in the future. As we discuss below, our financial statements were prepared assuming we will continue as a going concern. Through June 30, 2013, we incurred cumulative losses of $10,819,215 including a net loss for the six months ended June 30, 2013 of $320,608. It is unknown when, if ever, we will achieve level of revenues adequate to support our costs and expenses, including the repayment of debt.

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

In the six months ended June 30, 2013, the Company issued a note for $450, with interest of 12%, to the Company’s CEO, issued $69,000 short-term convertible notes, with interest of 8%, and converted $18,650 ($18,107 principal and $543 interest) notes into the Company’s common shares. See the consolidated financial statements of the Company for further details on these financing transactions.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues for the three months ended June 30, 2013 and 2012 were $0.

General and administrative expenses were $90,362 during the three months ended June 30, 2013 a decrease of $9,113 or 9.16%, compared to $99,475 for the three months ended June 30, 2012. During the three months ended June 30, 2013, the Company also incurred interest costs related to various notes of $83,754, an increase of $23,951 from the prior period when we reported interest of $59,803. Operations were limited by the lack of available cash.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues for the six months ended June 30, 2013 and 2012 were $0.

General and administrative expenses were $131,919 during the six months ended June 30, 2013 a decrease of $76,024 or 36.56%, compared to $207,943 for the six months ended June 30, 2012. During the six months ended June 30, 2013, the Company also incurred litigation settlement of $10,000 and interest costs related to various notes of $178,689, an increase of $59,630 from the prior period when we reported interest of $119,059. Operations were limited due to the lack of available cash.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, and that would be considered material to investors.

Liquidity and Capital Resources

We have incurred operating losses since inception. As of June 30, 2013, we have an accumulated deficit of $10.82 million. At June 30, 2013, we have $17 in cash and equivalents and a net working capital deficit of $5.69 million.

The Company had cash of $17 at June 30, 2013. Historically, the Company’s source of cash for operations has been the sale of equity and debt securities. There can be no assurance that sales of the Company’s securities, or sales of the Company’s products and services will provide sufficient capital for its operations or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. As of June 30, 2013, $2,046,756 in principal and interest of certain promissory notes issued by the Company were due on or before June 6, 2013. These notes had matured and were verbally extended indefinitely and are payable upon demand.

The Company and its wholly owned subsidiary, eCast Media Corporation, Inc. (“eCast”), are dependent on borrowed or invested funds to finance their ongoing operations. As of June 30, 2013, eCast owed $620,000 on 6% convertible notes and the Company owed $209,381 on 6% convertible notes. These notes were issued to two of the Company’s major stockholders. These notes are classified as current liabilities. We anticipate we will continue borrowing funds or obtaining additional equity financing to provide working capital. We do not have sufficient cash on hand or from operations to support the Company's operations for the next 12 months.

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

Due to our limited cash flow, operating losses and intangible assets, it is unlikely we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from our major stockholders and other outside sources to fund our current operations. If these outside sources are unwilling or unable to provide necessary working capital to us, we will probably not be able to sustain operations. We have no written agreements or contractual obligations in place which require our outside sources to continue to finance our operations. The Company's and eCast's convertible notes with accrued interest of $1,427,030 are convertible when the Company's or eCast's securities (as the case may be) are trading publicly and the underlying stock of the convertible notes has been registered with the Securities and Exchange Commission (“SEC”) on a registration statement that has been declared effective; if they remain unpaid, the notes will automatically convert to Common Stock on the fifth anniversary of their respective issuances. The parties have agreed to indefinitely extend the conversions.

If adequate funds do not become available, management believes its officers and directors will contribute capital necessary to fund the Company’s ongoing expenses; however, the Company’s officers and directors are under no obligation to do so. If we are unable to pay the Company’s debt as it becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of the Company’s initiatives and will be forced to consider steps that would protect the Company’s assets against creditors.

Operating Activities

During the six months ended June 30, 2013, the Company used $50,333 of cash in operating activities, primarily to fund its net loss. Non-cash adjustments included $2,685 for the amortization of interest on warrants, $10,000 for share-based payments to lawsuit settlements, and $51,997 interest expense for amortized beneficial conversion of debt. Cash used in operating activities included an increase of $205,593 in accounts payable and accrued expenses during the six months ended June 30, 2013.

Critical Accounting Policies

We have no critical accounting policies that by the nature of the estimates or assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-2, Comprehensive Income (ASC Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, the new ASU requires entities to disclose in a single location (either on the face of the financial statement that reports net income or in the notes) the effects of reclassifications out of accumulated other comprehensive income (AOCI). For items reclassified out of AOCI and into net income in their entirety, entities must disclose the effect of the reclassification on each affected net income item. For AOCI reclassification items that are not reclassified in their entirety into net income, entities must provide a cross-reference to other required US GAAP disclosures. There is no change in the requirement to present the components of net income and other comprehensive income in either a single continuous statement or two separate consecutive statements.  The ASU does not change the items currently reported in other comprehensive income.

For public entities, the new disclosure requirements are effective for annual reporting periods beginning after December 15, 2012, and interim periods within those years (i.e., the second quarter of 2013 for entities with calendar year-ends). The ASU applies prospectively, and early adoption is permitted. The adoption of this ASU did not have a material impact to the Company’s consolidated financial statements.

As of June 30, 2013, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s interim consolidated financial statements.

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

Going Concern

The accompanying financial statements were prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2013, the Company has incurred cumulative losses of $10,819,215 including a net loss for the six months ended June 30, 2013 of $320,608. As the Company has no cash flow from operations, its ability to maintain its status as an operating company is dependent upon obtaining adequate cash to finance its overhead, sales and marketing activities, and the acquisition of other companies in the MTI industry. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses. In order for the Company to meet its basic financial obligations, including rent, salaries, debt service and operations, it plans to seek additional equity or debt financing. Because of the Company’s history and current debt levels, there is considerable doubt the Company will be able to obtain financing. The Company’s ability to meet its cash requirements for the next 12 months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements which may significantly reduce the amount of cash the Company will have for its operations. Accordingly, there is no assurance the Company will be able to implement its plans.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

During 2002, the Company's subsidiary settled a lawsuit with its prior landlord for $100,000. As of June 30, 2013 the balance of the settlement had not been paid and is reflected as a current liability in the accompanying consolidated balance sheet.

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

On November 8, 2012, a Notice of Settlement of Entire Case was filed with the Superior Court of California, County of Los Angeles, Stanley Mosk Courthouse, Department 32, which effectively notified the Court that this matter is presumed settled. The Court shall, nevertheless, retain the original Final Status Conference Date and the Trial Date. In addition the Court has designated an Order to Show Cause for January 14, 2013 in regards to Dismissal of this matter. The settlement was completed on February 20, 2013. The shares were issued on February 20, 2013. The case was settled and dismissed with prejudice from the court's jurisdiction and was dismissed with prejudice on March 8, 2013.

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

On April 8, 2013, the Company issued to Asher Enterprises, Inc., a convertible promissory note in the principal amount of $34,000 at 8% due on January 10, 2014 for cash of $34,000. The notes had a nine-month maturity date from issuance. The notes bear interest at 8%. Any principal or interest on these notes which is not paid when due shall bear interest at 22% from the due date until paid. The conversion price shall equal the variable conversion price which shall mean 55% multiplied by the market price (representing a discount rate of 45%). Market price means the average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date. This note has a BCF of $27,818.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

The Company has no disclosure applicable to this item.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibits:

Exhibit 3.1	(1)	Certificate of Incorporation, as amended
Exhibit 3.2	(2)	Bylaws dated March 14, 2000.
Exhibit 4.1	(3)	2009 Equity Incentive Plan dated March 6, 2009
Exhibit 4.2	(4)	Form of Common Stock Purchase Warrant

Exhibit 10.1	*	Convertible Promissory Note with Asher Enterprises, Inc.
Exhibit 31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**		XBRL Instance Document
101.SCH**		XBRL Taxonomy Extension Schema
101.CAL**		XBRL Taxonomy Extension Calculation
101.DEF**		XBRL Taxonomy Extension Definition
101.LAB**		XBRL Taxonomy Extension Labels
101.PRE**		XBRL Taxonomy Extension Presentation Linkbase
_____________________
* Filed herewith.
** XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

GLOBAL HEALTH VOYAGER, INC.

Dated: October 3, 2013	/s/ Ali Moussavi
Ali Moussavi,
President, Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial and Accounting Officer)